Form 10QSB
period 1995-06-30
NANOTECH CORP
filed 1997-06-19
CIK 925660

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549
                                        FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-24368

                                                NANOTECH CORPORATION
                         (Exact Name of Registrant as specified in its Charter)


            Delaware                                                  33-0611758
(State or other Jurisdiction of                          I.R.S. Employer Identi-
Incorporation or Organization                                      fication No.)

1500 Quail Street, Suite 550, Newport Beach, California 92660
(Address of Principal Executive Offices)                    (Zip Code)

                                                 (714) 660-1500
                           (Registrant's Telephone Number, including Area Code)




         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                            424,600
----------------------------------                          --------------------
Title of Class                                      Number of Shares outstanding
                                                                at June 30, 1995
No exhibits included.



                                NANOTECH CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,         June 30,
                                                                                              1995              1995



CURRENT ASSETS - CASH                                                                       $
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $154 and $169 (Note 1)                                       126               111

              TOTAL ASSETS                                                                  $     126         $     111



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $   1,555         $   1,555

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 and 400,000 shares issued and outstanding                                   425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (2,675)           (2,690)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,429)           (1,444)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     126         $     111




                                The  accompanying  notes are an integral part of
the financial statements.


                                NANOTECH CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                 (June 11, 1992)
                                                                                          June 30,                         TO
                                                                                  1995                 1994           June 30, 1995



REVENUES                                                                    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                                                                                788                2,521
  Amortization                                                                            15                 15                  169
TOTAL OPERATING EXPENSES                                                                  15                803              (2,690)


NET (LOSS)                                                                              (15)      $       (803)       $      (2,690)

NET (LOSS) PER SHARE                                                        $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                               424,600            424,600              415,357























                 See accompanying Notes to Financial Statements.



                                NANOTECH CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                 (June 11, 1992)
                                                                                          June 30,                         TO
                                                                                  1995                 1994           June 30, 1995

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $           (15)      $       (803)       $      (2,690)

  Add item not requiring the
   use of cash                                                                            15                 15                  169

  Increase (decrease) in accounts
   payable                                                                                                   46                1,555



  Net cash flows from operating
   activities                                                                                             (742)                (966)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (280)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH                                                                           (742)

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                              746                746

CASH BALANCE AT END OF
  PERIOD                                                                    $              4      $           4       $






                 See accompanying Notes to Financial Statements.

                                                 NANOTECH CORPORATION
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 1995


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1995, the results of operations for the three months ended June 30, 1995 and 1994, and the cash flows for the three months ended June 30, 1995 and 1994.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1995. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
         CONDITION

         The Company has limited working capital and no activities.


                                            PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None

Item 2.  CHANGES IN SECURITIES - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--None.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NANOTECH CORPORATION



Date:     October 31, 1996                                    By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                          President and Chief Financial
                        Officer (chief financial officer
                         and accounting officer and duly
                               authorized officer)