Form 10QSB
period 1995-12-31
NANOTECH CORP
filed 1997-06-19
CIK 925660

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1995

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                            424,600
----------------------------------                         --------------------
Title of Class                                      Number of Shares outstanding
                                                            at December 31, 1995
No exhibits included.



                                NANOTECH CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,       December 31,
                                                                                              1995              1995


CURRENT ASSETS - CASH                                                                       $
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $154 and $199 (Note 1)                                       126                81

              TOTAL ASSETS                                                                  $     126         $      81



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $   1,555         $   1,555

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                               425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                                2,675           (2,720)


              TOTAL STOCKHOLDERS' EQUITY                                                          760           (1,474)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     126         $      81




                                The  accompanying  notes are an integral part of
the financial statements.



                                NANOTECH CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                 (June 11, 1992)
                                                   December 31,                         December 31,                       TO
                                              1995             1994               1995                 1994        December 30, 1995



REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                                         788                                    788                2,521
  Amortization                                      45                45                  15                 15                  199
TOTAL OPERATING EXPENSES                            45               833                  15                803              (2,720)


NET (LOSS)                              $         (45)             (833)                (15)      $       (803)       $      (2,720)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                         424,000           400,000             424,600            400,000              416,767























                 See accompanying Notes to Financial Statements.



                                NANOTECH CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                 (June 11, 1992)
                                                   December 31,                         December 31,                       TO
                                              1995             1994               1995                 1994        December 30, 1995

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $        (818)    $        (833)    $          (803)      $       (803)       $      (2,720)

  Add item not requiring the
   use of cash                                      30                45                  15                 15                  199

  Increase (decrease) in accounts
   payable                                          46                46                  46                 46                1,555



  Net cash flows from operating
   activities                                                      (742)               (742)              (742)                (966)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (280)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH                  (742)             (742)                                  (742)

CASH BALANCE AT BEGINNING
  OF PERIOD                                        746               746                 746                746

CASH BALANCE AT END OF
  PERIOD                                $            4    $            4    $              4      $           4       $






                 See accompanying Notes to Financial Statements.

                                                 NANOTECH CORPORATION
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 1995


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1995, the results of operations for the three and nine months ended December 31, 1995 and 1994, and the cash flows for the three and nine months ended December 31, 1995 and 1994.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1995. The results of operations for the three and nine months ended December 31, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1996.

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