Form 10KSB
period 1998-03-31
MICROPOINT INC
filed 1998-06-29
CIK 925660

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549
                      ______________________

                           FORM 10-KSB

                      Annual Report Pursuant
                  to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


                    For the fiscal year ended
                          March 31, 1998

                      Commission file number
                             0-24368

                         Micropoint, Inc.
      (Exact name of registrant as specified in its charter)


             Delaware                                 33-0615178
(State or other jurisdiction of            (IRS employer identification no.)
 incorporation)

    6906 South 300 West Midvale, UT 84047           (801) 568-5111
    Address of principal executive offices)    (Registrant's telephone
                                                number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class           Name of each exchange on which registered
     -------------------           -----------------------------------------
 Common Stock, $.001 Par Value              None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     [x] Yes      [ ] No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $9,769.

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 31, 1998 was not determinable since, to the knowledge of management, there is no public trading market for the issuer's common stock.

     The number of shares outstanding of the issuer's common stock as of June 23, 1998 was 15,860,279 shares the common stock, $.001 par value.

                         Micropoint, Inc.


                TABLE OF CONTENTS TO ANNUAL REPORT
                          ON FORM 10-KSB
                    YEAR ENDED MARCH 31, 1998



                              PART I

Item 1.    Description of Business .................................3
Item 2.    Description of Properties................................8
Item 3.    Legal Proceedings .......................................8
Item 4.    Submission of Matters to a Vote of Security Holders .....9

                             PART II

Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters.................................10
Item 6.    Management's Discussion and Analysis or Plan of
               Operation ..........................................11
Item 7.    Financial Statements ...................................13
Item 8.    Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure ................13

                             PART III

Item 9.    Directors and Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the
               Exchange Act .......................................14
Item 10.   Executive Compensation .................................15
Item 11.   Security Ownership of Certain Beneficial Owners
               and Management .....................................17
Item 12.   Certain Relationships and Related Transactions..........18
Item 13.   Exhibits and Reports on Form 8-K .......................19





















                              PART I

Item 1. Description of Business.

Company Background

    The registrant was incorporated in 1992 as a Delaware corporation under the name Nanotech Corporation. The registrant had no operations until April 1998. On that date, the registrant acquired Sensitron, Inc. ("Sensitron"), a Utah corporation, through a merger with a subsidiary of the registrant (the "Acquisition"). The registrant changed its name to "Micropoint, Inc." ("Micropoint") and Sensitron became a wholly owned subsidiary of Micropoint. At the closing of the Acquisition, the officers and directors of Micropoint resigned and the nominees of Sensitron were appointed as the officers and directors of Micropoint. In addition, the outstanding securities of Sensitron became outstanding securities of Micropoint. Prior to the Acquisition, neither Sensitron nor any affiliate of Sensitron had an interest in Micropoint. Sensitron is engaged in the business, through Flexpoint, Inc. ("Flexpoint") and Technology and Machine Company, Inc. ("Tamco") which are wholly owned subsidiaries of Sensitron, of developing manufacturing and marketing proprietary patented sensor technology know as the Bend Sensor TM technology (the "Technology"). Except as otherwise stated or implied by the context, all references to the "Company" herein will be deemed to refer to Micropoint, Sensitron, Flexpoint and Tamco on a consolidated basis.

     Sensitron and Flexpoint were incorporated in 1995 as Utah corporations. Since 1995 Sensitron and Flexpoint have been engaged in the research and further development of the Technology. The Company has four issued United States patents and four pending applications for patents in the United States. The Company also owns one related patent in Canada and three patent applications in other countries. All the patents and patent applications relate to Bend Sensor TM technology and vehicle horn systems employing Bend Sensor TM technology. The Technology measures changes in deflection and allows for electronic devices to respond to such changes by registering a signal or other response. The Company has entered into an exclusive agreement to use and sell and sublicense the technology with Ohio Art, Inc. (manufacturers of Etch-A-Sketch) with respect to the toy industry. Management believes the Technology has a wide variety of potential applications, including automobile horn assemblies, seat sensors, instrument controls, surgical equipment and in other products.

     Tamco was incorporated in 1990 as a Utah corporation. Tamco is an operating manufacturing and machining company which machines metal parts and injection molds based on custom orders for third parties. Generally, Tamco receives orders for molds and tools then used by Tamco's customers to produce a final product. The Company uses Tamco to perform machining and manufacturing for Flexpoint products and for its manufacturing facilities. Tamco also operates its third party business to the extent that excess capacity remains after servicing Flexpoint.

     The Company's principal executive offices are located at 6906 South 300 West, Midvale, Utah 84047. Its telephone number is (801) 568-5111.

The Sensor Business

     Sensing devices can be used to measure or sense changes in deflection and are typically used to trigger an electronic device when the sensor is activated. The current standard used in the industry include heat sensors and light sensors. However, these types of sensors cannot be used in the products being marketed and proposed to be marketed by the Company. Force transducer sensors and certain fiber optic sensors are comparable to the Technology. However, management believes that force transducer sensors are not as reliable nor do they measure range of motion as the Bend Sensor TM and the fiber optic sensors are not as cost effective as the Technology.

     The worldwide market for sensing devices has grown significantly as a result of better technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. Management believes this worldwide market growth will continue.

     Management believes the potential market for the Technology includes using the Technology to replace or upgrade devices used in automobile horn assemblies, smart airbag systems, instrument switches, computer switch devices, transmissions and commercial vending devices. Management also believes the Technology can be used to adjust devices in a reaction to changes in temperature and to more effectively measure wear and effectiveness of brakes on cars. The Company has not determined what market may exist for other applications of the Technology.

     The Company's principal strategy is to identify specific applications of the Technology and to develop products utilizing the Technology that address such needs. Further, the Company intends to diversify its field of application and customers. Management believes that the Company's combination of innovative product features, OEM relationships and technical support will position the Company to take advantage of the sensor market.

     The Company is currently manufacturing sensor products under the Ohio Art, Inc. agreement. The Company is not otherwise manufacturing sensor products in marketable quantities. Consistent with its strategy of integrating emerging technologies with innovative products, the Company intends to continue its research and development efforts on new products.

The Bend Sensor TM Potentiometer

    The Bend Sensor TM potentiometer is a product consisting of a coated substrate such as plastic that changes in electrical conductivity as it is bent. Electronic systems can connect to the sensor and measure with fine detail the amount of bending or movement that occurs. Certain applications of the Bend Sensor TM potentiometer have been patented, including automobile horn switches. Other patents applications, such as accelerometers, automobile seat sensors and function controls, are pending.

    An example of a potentiometer application is one where a sensor is attached to a door. As the door is opened one can measure how far the door has opened and how fast it is moving. Management believes the Bend Sensor TM potentiometer is light weight, small, easily packaged and reliable. The breadth of the applications for the Bend Sensor TM product is limited only by the customer's imagination

     A typical potentiometer functions through the means of metal contacts swiping or rubbing across a resistive element. The Bend Sensor TM potentiometer is a single layer with no mechanical assembly making it more reliable, significantly smaller and lighter weight than mechanical potentiometers. Management believes there are applications that can be improved by utilizing the Bend Sensor TM products and there are new products only possible with the Bend Sensor TM Technology.



Research and Development

   The applications and requirements of the Bend Sensor TM product are wide spread. The Bend Sensor coatings can be applied to many different substrates from metal wire to plastic film. Industries with potential applications range from aerospace to toys.

      Although Sensitron holds the patent to the base Bend Sensor TM product as well as other applications there will be others working to develop competing technologies. To stay on the forefront of the technology, and to serve the needs of the customer, the Company will need to aggressively pursue improvements to existing systems and develop new systems as well. In the fiscal years ended March 31, 1997 and 1996, Micropoint did not fund any research and development activities. There can be no assurance that the Company will be successful in pursuing improvements to existing systems and/or developing new systems.

Production Contracts and Specific Applications

     Currently the Bend Sensor TM has been chosen for use in a new line of plush toys. The first product for production will be interactive plush toys to be sold in 1998. A toy company has executed and paid for a limited exclusive license to use and sell the Bend Sensor TM in toy products. Based upon estimates from customers, management currently projects that over $600,000 in revenues will be generated from toy sensor purchases in 1998. The Company does not have firm orders for such quantities, however, and many factors could affect actual sales, such as demand for the end products and unanticipated production delays. There can be no assurance that such sales levels will be sustained.

    The Company has targeted the automobile industry as a major potential user of the Technology. Although management is highly confident that significant contracts can be obtained, there can be no assurance as to future sales levels of the Company.

Business Strategy

     Management believes that its success will depend upon its ability to coordinate its product design, manufacturing, distribution and service strategies in a long-term business model. The Company's immediate product strategy is to incorporate initial products into substantially complete value-added assemblies. Development of other Company products will focus on replacing old single flexible film switch and potentiometer products with Company products. The Company anticipates selling primarily to OEMs initially in the United States and eventually worldwide. For the international and smaller volume domestic customers, the Company plans to contract, sell and distribute its products through various manufacturer representatives and distributors.

     Since the Company's intended customers are typically high level technology companies, the design phase of the sales cycle is extremely important. The Company anticipates that typically, the OEM will approach the Company with a conceptual input device which will then require the Company to produce a prototype. The prototype will then be tested in the environment in which the ultimate product will be placed. During this process, customer contact with the Company's application engineers and internal sales support individuals will be critical for a successful design to occur.

     In the long term the Company will attempt to add value to its product applications which may allow cross selling of the customer base through features of similar complementary electronic components or parts. These product lines, when combined, could create a much larger value added profit margin. There is, however, no assurance that such profit margins will be achieved. Eventually, by adding circuit boards, enclosures, etc., management expects to integrate to a more extensive product line.

Marketing, Distribution, Sales and Customers

    The Company will principally market its products to OEMs. The Company's primary marketing objectives are to generate demand for its products, enhance name recognition and support OEMs. Management believes that the successful use of its products by OEMs will create additional demand for higher quantity of existing products. Management also anticipates that if the Company's existing products are successful it will assist the Company in introducing new products to the market.

     The Company will seek to support OEMs through telephone access to the Company's in-house sales force and regular mailing of product. The Company will also seek to generate interest and explore additional applications of its Technology through attendance and participation at trade shows and publicity in trade magazines.

     Management believes that its relationship with OEMs is an important part of its overall sales strategy. Currently, the Company has only sold test products to its OEMs. Management believes that the OEMs will initiate purchase orders for the initial products, but there can be no assurance that the Company will receive any purchase orders. The loss of any of the major OEMs with which the Company has developed a relationship could have a significant adverse effect on its results of operations until alternative distribution channels could be established. There is no assurance that the Company can successfully develop additional distribution channels. In addition, because the Company does not anticipate selling directly to end users, the Company is dependent, in part, on its OEM for information about retail product sales. Accordingly, any rapid cessation of purchases or switch to other companies' products by end users may not be immediately evident to the Company, and could result in increased product returns.

     The Company intends to develop a field sales force to generate OEM customers. The size of the sales force will depend on sales. The Company currently has no field sales force and there can be no assurance that the Company will successfully develop a field sales force.

Manufacturing and Suppliers

     The Company owns equipment enabling it to manufacture up to 25 million finger size Bend Sensors TM per year. The Company anticipates purchasing equipment to manufacture auto seat size Bend Sensors TM, sometimes referred to as the Bend Sensor TM Mat, if and when related OEM contracts materialize. There is no assurance, however, that such OEM contracts will materialize. If such contract materialize, there is no assurance that they will be on terms that are advantageous to the Company or that they will result in sufficient volume to sustain reasonable profitable levels.

     The Company purchases all components used in its products, except sensor ink, from outside suppliers. The Company intends to establish long-term contractual relationship with certain strategic suppliers which require these suppliers to maintain increased inventory levels of materials provided to the Company. In keeping with the Company's goal of producing quality products at a low cost, the Company will also work with its strategic suppliers to minimize component cost.

     The Company uses standard components for its products and has taken steps to eliminate dependence on components which can be obtained from a single or a limited number of sources. Currently, all components necessary to manufacture the products, other than ink, are standard components available from several sources. Flexpoint has developed its own proprietary inks for the Flexpoint products.

     Certain domestic and international organizations set recognized standards for production quality and certify manufacturers who are able to comply with those standards. Those standards are commonly known in the industry as International Standards of Organization ("ISO"). There are different ISO levels. The automotive industry has embraced the ISO standards but the organization has augmented these requirements. The organization developed what is known as QS 9000 compliance for automotive suppliers. The Company is seeking QS 9000 quality certifications for its manufacturing facilities and those of its contract manufacturers. In order to obtain a QS 9000 certification, the Company must apply to the organization that sets those standards and prove to the organization that those standards have been met. Management believes it has built its operating foundation on such principles and will be able to obtain the appropriate certification within 18 months. However, there is no guarantee the Company will obtain the required certification.

Competition

     The sensor business is highly competitive and competition is expected to continue to increase. The Company will compete directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and that are better situated in the market than the Company. The Company does not have an established customer base and is likely to encounter a high degree of competition in developing a customer base.

      The Technology is not currently in use by any competitor. Management believes that the Company's products will be sufficiently distinguishable from the existing products so that it will not compete directly with existing sensor products. A majority of all sensing devices require physical contacts. The Company is aware of one other manufacturer who utilizes similar potentiometer technology related to the toy industry, but to management's knowledge such use is not widespread. Certain force transducer sensors and fiber optic sensors are comparable to the Company's bend sensors. However, management believes that the force transducer sensor is not as reliable as the Company's bend sensor and that the fiber optic sensors are not as cost effective as the bend sensor. As this new area grows, additional manufacturers may attempt to introduce similar products and competition could intensify.

     In the sensor field the Company's competitors are numerous membrane switch and mechanical switch manufacturers. In the medical electronics field the Company's competitors are the numerous potentiometer manufacturers. In the auto seat field the Company's competitors are the numerous capacitive, piezo, infrared, and ultrasonic sensor manufacturers. Such competitors may use their economic strength to influence the market to continue to buy their existing products. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with the Company's products. New competitors may emerge and may develop products which compete with the Company's products. No assurance can be given that the Company will be successful in competing in this industry.

     The Company intends to compete on the basis of early entry into the market with its products, enhanced features, performance, ease of use, compatibility, reliability, price, marketing, distribution, quality and support. Management also believes its intellectual property provides it an advantage over its competitors. Although management believes that its products will be well received in its markets because of innovative features, performance characteristics and cost-effective pricing, there can be no assurance that comparable or superior products incorporating more advanced technology or other features or having better price/performance characteristics will not be introduced by competitors.

Intellectual Property

     The Company regards certain of its product designs as proprietary and attempts to protect them with patents, trade secret laws and restrictions on disclosures. The Company has four issued United States patents and four additional pending applications for patents in the United States. The Company owns one related patent in Canada and has three applications for patents in other countries. All patents and patent applications relate to the Bend Sensor TM Technology and vehicle horn systems employing Bend Sensor TM Technology.

     There can be no assurance that the protection provided by patents and patent applications, if issued, will be broad enough to prevent competitors from introducing similar products or that such patents, if challenged, will be upheld by the courts of any jurisdiction. Patent infringement litigation, either to enforce the Company's patents or defend the Company from infringement suits, would be expensive and, if it occurs, could divert Company resources from other planned uses. Any adverse outcome in such litigation could have a material adverse effect on the Company. Patent applications filed in foreign countries and patents in such countries are subject to laws and procedures that differ from those in the United States. Patent protection in such countries may be different from patent protection under U.S. laws and may not be as favorable to the Company. The Company also attempts to protect its proprietary information through the use of confidentiality agreements and by limiting access to its facilities. There can be no assurance that the Company's program of patents, confidentiality agreements and restricted access to its facilities will be sufficient to protect the Company's proprietary technology.

     Management believes that because of the rapid pace of technological change in its markets, legal protection of its proprietary information is less significant to the Company's competitive position than factors such as continuing product innovation in response to evolving industry standards, technical and cost-effective manufacturing expertise, effective product marketing strategies and customer service. Without legal protection, however, it may be possible for unauthorized third parties to exploit commercially the proprietary aspects of the Company's products.

Business of Tamco

     Tamco is an operating manufacturing and machining company. It derives its revenue from contracting machining services to third parties. Generally, Tamco receives orders for molds and tools used by Tamco's customers to produce final products. The Company uses Tamco for its manufacturing facilities and to perform machining and manufacturing for Flexpoint products and to outside parties to the extent excess capacity remains. Tamco's business is extremely competitive. Competitors range from small part-time shops to large shops with significantly greater resources.

Employees

     As of June 23, 1998, the Company had seventeen full-time employees. On that date, the Company and its subsidiaries were also utilizing approximately thirty-two temporary employees, including two in engineering, two in accounting and twenty-eight in manufacturing.

     Although there is competition for qualified personnel in the business operated by the Company, to date the Company has not had significant problems recruiting and retaining qualified personnel. None of the Company's employees are subject to collective bargaining agreements, and the Company has experienced no work stoppages. Management believes that its employee relations are good.

Item 2. Description of Properties.

     The Company's principal offices are located at 6906 South 300 West, Midvale, Utah, under terms of a lease which expires in October 1999, with a monthly rent of approximately $4,900. The lease covers approximately 13,000 square feet of space which is anticipated to accommodate the manufacture of up to 12 million Bend Sensor TM units per year. The Company also leases approximately 2,050 square feet of space at a different location under a lease expiring in May 1999, with a monthly rent of approximately $900 per month. If and when product orders increase the Company anticipates leasing additional facilities.

Item 3. Legal Proceedings.

     On February 13, 1998, Private Equity Partners LLC ("PEP") filed suit against Sensitron in the Third Judicial District Court in Salt Lake County, Utah. PEP alleges, among other things, that Sensitron owes PEP investment banking fees and warrants with respect to an agreement, and that Sensitron's refusal to pay such fees constitutes fraud. The suit seeks to obtain investment banking fees equal to 6.5% of all money raised by Sensitron, warrants to purchase 2% of Sensitron's equity, punitive damages of $5,000,000 and other relief. The Company intends to vigorously defend this action.

     In October, 1996, John Clayton and Blaine Taylor filed suit against Sensitron, Flexpoint and certain of their officers in the Third Judicial District Court in Salt Lake County, Utah. The suit alleges, among other things, that the plaintiffs had a binding agreement pursuant to which the bend sensor technology of Gordon Langford would be transferred to a public shell company for which the plaintiffs would raise investment capital. The plaintiffs seek a declaratory judgment that they own a 21.72% interest in the company that owns the Langford technology, or actual and punitive damages. Sensitron has responded that there was no binding agreement with the plaintiffs, and that in any event the plaintiffs failed to perform. The suit is not being actively prosecuted. If the plaintiffs begin actively pursuing the suit, the Company intends to vigorously defend the action.

Item 4. Submission of Matters to a Vote of Security Holders.

    No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report.




           [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                             PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

Share Price History

     To the knowledge of management, there is no public trading market for the Company's common stock.

Dividend Policy

     To date, the Company has not paid dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Company's Board of Directors (the "Board") and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. See "Management's Discussion and Analysis or Plan of Operation." The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's operations.

Holders of Record

     At June 23, 1998, there were 332 holders of record of the Company's Common Stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books.

Issuance of Securities

     In April 1998, the Company completed a private placement (the "Private Placement") wherein it raised gross proceeds of $2,924,922 through the sale of 3,899,896 shares of common stock to qualified investors for $.75 per share. The common stock was issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company did not use an underwriter in connection with the Private Placement.

    In connection with the Private Placement, the Company completed the Acquisition in April 1998. As part of the Acquisition, the 758,483 shares of Sensitron common stock issued and outstanding immediately prior to the effective date of the Acquisition were converted into 9,860,279 shares of Micropoint common stock. In addition, on the effective date of the Acquisition options to purchase 370,900 shares of Sensitron common stock, warrants to purchase 107,020 shares of Sensitron common stock and debt convertible into 18,927 shares of Sensitron common stock were respectively converted into the right to acquire 4,821,700, 1,391,260 and 246,051 shares of Micropoint common stock with a corresponding price adjustment and without any other substantial changes to the terms of such instruments. These securities were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

    In December 1997, the Company issued 726,200 shares of common stock in connection with the conversion of certain convertible debentures, dated April 1, 1995, in the principal amount of $2,421. These securities were issued under Rule 506 of Regulation D and Sections 3(9) and 4(2) of the Securities Act. The Company did not use an underwriter in connection with the conversion of the convertible debentures.




Item 6. Management's Discussion and Analysis or Plan of Operation.

     The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Wherever in this discussion the term "Company" is used, it should be understood to refer to Micropoint and its subsidiaries, on a consolidated basis, except where the context clearly indicates to the contrary.

Plan of Operation

     Prior to the April 1998 Acquisition, Micropoint has no business operations and has not had revenues from operations in either of the last two fiscal years. Micropoint's business plan was to seek one or more potential business ventures that, in the opinion of management, warranted involvement by Micropoint. Micropoint's principal business objective was to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain its business objective, Micropoint did not restrict its search to any particular business or industry, but sought opportunities to participate in business ventures of essentially any kind or nature.

     Consistent with its business objective, in April 1998 Micropoint completed the Acquisition whereby it acquired Sensitron through a merger with a subsidiary of Micropoint. At the closing of the Acquisition, the officers and directors of Micropoint resigned and the nominees of Sensitron were appointed as the offices and directors of Micropoint. In addition, the outstanding securities of Sensitron became outstanding securities of Micropoint. Prior to the Acquisition, neither Sensitron nor any affiliate of Sensitron had an interest in Micropoint. The Company now involved in developing, manufacturing and marketing proprietary patented sensor technology know as the Bend Sensor TM Technology. See "Business."

     As of April 1998, the Company is primarily engaged in the sensor business. Sensing devices can be used to measure or sense changes in deflection and are typically used to trigger an electronic device when the sensor is activated. The worldwide market for sensing devices has grown significantly as a result of better technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. Management believes this worldwide market growth will continue.

     In May 1997, the Company entered into the Sensitron License agreement (the "Agreement") whereby the Company granted to Ohio Art the exclusive worldwide right to sell products incorporating the Technology in the toy, traditional games and video game markets. The Agreement provided for certain up front fees and minimum royalties in order for Ohio Art to maintain such exclusive rights. Based upon estimates from customers, management currently projects that over $600,000 in revenues will be generated from toy sensor purchases in 1998. The Company does not have firm orders for such quantities, however, and many factors could affect actual sales, such as demand for the end products and unanticipated production delays. There can be no assurance that such sales levels will be sustained.

     The Company's plans to continue in the development and to prepare for the manufacturing and marketing of the Technology in fields outside the toy, traditional games and video markets. Management believes the potential market for the Technology includes using the Technology to replace or upgrade devices used in automobile horn assemblies, smart airbag systems, instrument switches, computer switch devices, transmissions and commercial vending devices. Management also believes the Technology can be used to adjust devices in a reaction to changes in temperature and to more effectively measure wear and effectiveness of brakes on cars. The Company has not determined what market may exist for other applications of the Technology.

      The Company's principal strategy is to identify specific applications of the Technology and to develop products utilizing the Technology that address such needs. Further, the Company intends to diversify its field of application and customers. Management believes that the Company's combination of innovative product features, OEM relationships and technical support will position the Company to take advantage of the sensor market. There can be no assurance that the Company will be successful in developing products that utilize the Technology, or that if such products are developed that such product will be or can be sold on terms that are favorable to the Company.

     The Company is currently manufacturing sensor products under the Ohio Art, Inc. agreement. The Company is not otherwise manufacturing sensor products in marketable quantities. Consistent with its strategy of integrating emerging technologies with innovative products, the Company intends to continue its research and development efforts on new products. The Company is currently committing resources to the development of a Bend Sensor TM mat to be incorporated into an automobile seat as part of a weight based airbag suppression system and is continuing development its automobile horn switches. Management may undertake development of one or more additional applications of the Technology. There is no assurance that the Company will be successful in its research and development activities.

Liquidity and Capital Resources

    In April 1998, Micropoint raised gross proceeds of $2,924,922. Upon completion of raising such proceeds, Micropoint acquired Sensitron through a merger with a subsidiary of Micropoint. The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, which include the costs to complete development and bring commercial viability to the Technology and to increase the level of sales and marketing for products utilizing the Technology. Management believes that existing funds and funds generated from current royalties and sales will be sufficient to support the Company's operations and planned capital expenditures through March 31, 1999. The Company may, however, raise additional funds through a subsequent public or private offering or by borrowing funds if, in the opinion of management, the Company is in need of additional funding. There is no assurance that any such offering and/or loan will be completed or that, if completed, the terms of such offering and/or loan will be favorable to the Company.

    In addition, the Company is in the development stage and has reported losses each year since inception. The Company's products are in various stages of production, pre-production, development and research. The Company has made only limited sales of products utilizing the Technology. There is no assurance that the Company's products will be commercially viable and no assurance can be given that the Company will become profitable. In addition, prospects for the Company's profitability will be affected by expenses, operational difficulties and other factors frequently encountered in the development of a business enterprise in a competitive environment, many of which factors may be unforeseen and beyond the Company's control.


Year 2000

     Management believes that the Company's accounting and operational systems are year 2000 compliant.

Employees

    As of June 23, 1998, the Company had seventeen full-time employees. On that date, the Company and its subsidiaries were also utilizing approximately thirty-two temporary employees, including two in engineering, two in accounting and twenty-eight in manufacturing.

     Although there is competition for qualified personnel in the business operated by the Company, to date the Company has not had significant problems recruiting and retaining qualified personnel. None of the Company's employees are subject to collective bargaining agreements, and the Company has experienced no work stoppages. Management believes that its employee relations are good.

Forward-Looking Statements

     When used in this Form 10-K, in filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company cautions readers not to place undue reliance on any forward looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. Furthermore, manufacturing delays may result from product redesigns or otherwise. In addition, sales and other revenues may not commence as anticipated due to delays or otherwise and sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

     Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 7. Financial Statements

See attached financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On June 23, 1998, the Board elected to retain Hansen Barnett & Maxwell ("HBM") as its independent auditor. Micropoint did not have a prior independent auditor. The decision to retain HBM was recommended by the Board.



                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


     Set forth below is certain information concerning each of the directors and executive officers of the Company as of June 23, 1998.

                                                           With
Name                   Age  Position                       Company Since
--------------------    --  --------------------------     -------------
Douglas M. Odom        38   President, Chief Executive           1995
                            Officer and Director

Jeffrey A. Coleman     37   Director                             1998

Don M. Jackson, Jr.    63   Director                             1998
_____________

     Douglas M. Odom. Mr. Odom has been the President, Chief Executive Officer and Director of Micropoint since April 1998, and has held the same positions with respect to Flexpoint since 1995 and with respect to Sensitron since 1996. From 1993 to 1995, Mr. Odom served as the Marketing and Sales Manufacturing Director of Xymox Technologies, Inc. Xymox Technologies, Inc. is one of the world's largest manufacturers of membrane switches and related electronic interface devices. Prior to his employment at Xymox Technologies, Inc., Mr. Odom was a key executive in the reorganization of EEC, Inc. from a public company in bankruptcy to private company posting profits and positive cash flow. From 1985 to 1990, Mr. Odom was Vice president of Operations of Comptec, Inc., a world-wide plastic injection molder and electronic device corporation. From 1983 to 1985, Mr. Odom was the manager of manufacturing engineering at AMP Keyboard Technologies. Mr. Odom received a bachelors degree in General Science/Chemistry from Grinnell College, Grinnell, Iowa in 1982. He completed his masters studies at the American Graduate School of International Management in Glendale, Arizona and furthered graduate studies at Harvard University, Cambridge, MA.

     Jeffrey A. Coleman. Mr. Coleman has been a director of Micropoint since April 1998, and served as a director of Sensitron since January 1998. Mr. Coleman has been managing member of Coleman Capital Partners, a private equity investment group, since 1996. From 1985 to 1997 he was Director of Operations for the Pyramid Group, a national real estate development, investment and management firm. From 1982 to 1983 he was a consultant in the Management Information Consulting Division of Arthur Andersen & Co. Mr. Coleman received an MBA from the Amos Tuck School of Business at Dartmouth College and a BA (honors) from Stanford University.

     Don M. Jackson, Jr., PhD.   Dr. Jackson has been a director of Micropoint
since April 1998, and served as a director of Sensitron since January 1998. Dr. Jackson founded Global Semiconductor Technology, LLC, in May 1996. Global Semiconductor Technology, LLC is in the semiconductor materials and equipment business and Dr. Jackson has been President and Chairman since inception of
that company.   Dr. Jackson has been active in the founding and operating of a number of semiconductor equipment and materials companies since 1976 when he founded ASM America in Phoenix. From 1960 until 1976, Dr. Jackson held a number of technical and management positions in the semiconductor industry, specifically Motorola and General Electric Corporation. Dr. Jackson is a director of M & I Thunderbird Bank in Phoenix and three other high-technology corporations. He received a Ph.D. in Electrical Engineering from Arizona State University, an M.S. in Physics from Iowa State University and a B.A. in Physics from William Jewell College.

   Executive officers of the Company are elected by the Board on an annual basis and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officer, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Based solely on the Company's review of such forms furnished to the Company and representations from certain reporting persons, management believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with during the fiscal year ended March 31, 1998, except for Mr. Jehu Hand has not reported the conversion of an outstanding promissory note into approximately 242,066 shares of the Company's common stock in December 1997.


Item 10. Executive Compensation.

     The tables below set forth certain information concerning compensation paid by the Company to its Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined for the year ended March 31, 1998) (the "Named Executive Officers"). The tables include information related to stock options granted to the Named Executive Officers.

     Summary Compensation Table. The following table provides certain information regarding compensation paid by the Company to the Named Executive Officers.

                    SUMMARY COMPENSATION TABLE


                                 Annual Compensation      Long-Term Compensation Awards
                                --------------------      -----------------------------
                                                                        Securities
                                                            Restricted  Underlying             All Other
Name and                                    Other Annual    Stock       Options     LTIP       Compensa-
Principal Position  Year   Salary($) Bonus  Compensation($) Awards($)   SARs(#)     Payouts($) tion  ($)
------------------  ----   --------  -----  --------------  ----------  ----------  ---------- ---------
Douglas M. Odom<F1> 1996   103,750    --         --             --       65,000<F2>    --          -
President, CEO and  1997   120,000               --             --      195,000<F2>     -          -
Director            1998   120,000   10,000      --             --       65,000<F3>    --           -

________________________________

<F1> Note Summary Compensation Table reflects salary and bonus compensation paid by Flexpoint to Mr.
     Odom. Mr. Odom received no compensation from Micropoint, Sensitron or TAMCO during the periods specified.
<F2> All of said options have vested.
<F3> All of said options vest on October 31, 1998.




Option/SAR Grants in Last Fiscal Year. The following table provides certain information regarding option/SAR grants to the Named Executive Officers.

              OPTION/SAR GRANTS IN LAST FISCAL YEAR
                  FISCAL YEAR END OPTION VALUES

                   Number of       Percent of
                   securities      total
                   underlying      options/SARs
                   options/        granted to
                   SARs            employees in   Exercise or base price Expiration
Name               granted(#)      fiscal year    ($/Sh)                 date
-------------      ------------    ------------   ---------------------- ----------
Douglas M. Odom(1) 455,000         22.92%         $1.00                  2008
_______________
(1) Options to acquire 325,000 shares of common stock are currently vested and options to acquire 65,000 shares of common stock vest on October 31, 1998. Options to acquire an additional 130,000 of common stock vest on March 31, 1999, 2000 and
2001 provided Company achieves certain performance criteria to be determined by the
Board. These options became obligations of Micropoint as part of the Acquisition.


Compensation of Directors

     No cash fees or other consideration was paid to directors of Micropoint for service on the Board during the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1999 and for the next three years thereafter, it is anticipated that the non-employee directors will be compensated for service on the Board through the grant of stock options to purchase 80,000 shares of the Company's common stock which stock options will likely be exercisable at fair market value on the date of grant. An initial 20,000 options will vest for current services on the Board and the remaining options will vest annually at a rate of 20,000 options per year. Directors of the Company who are also officers or employees of the Company are not expected to receive any additional compensation for their service as directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as Board members. The Company has made no other agreements regarding compensation of directors.

Employment Agreements

     Effective December 31, 1997, Flexpoint entered into an employment agreement with Mr. Odom as its Chief Executive Officer. Under the Employment Agreement, Flexpoint pays Mr. Odom an annual base salary of $120,000 per year plus such discretionary bonus as the Flexpoint Board of Directors may deem appropriate. The Employment Agreement has an initial term of three years and will be automatically renewed for one or more successive one-year terms (the "Renewal Terms") unless terminated by either party. The Employment Agreement also provides the Mr. Odom with options to acquire 455,000 shares of common stock of Micropoint at an exercise price between $.15 and $.77 per share under the Micropoint Omnibus Stock Option Plan (the "Plan"). Of said options, options to acquire 65,000 shares of common stock vested on October 31, 1998 and options to acquire 325,000 shares of common stock have vested. Options to acquire an additional 130,000 of common stock vest on March 31, 1999, 2000 and 2001 provided Company achieves certain performance criteria to be determined by the Board. These options became obligations of Micropoint as part of the Acquisition. The Company does not have employment agreements with any of its other employees.

Indemnification for Securities Act Liabilities

     Delaware law authorizes, and the Company's Bylaws and Indemnity Agreements provide for, indemnification of the Company's directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Indemnification for liabilities arising under the Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing or otherwise. However, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Stock Options and Warrants

    The Company has adopted an Omnibus Stock Option Plan for the benefit of officers, directors, employees and consultants of the Company. An aggregate of 5,037,500 shares of common stock of Micropoint under the Plan. The Plan will permit the Company to grant "non-qualified stock options" and/or "incentive stock options" to acquire shares of the Company's common stock. The total number of shares authorized for the Plan may be allocated between the non-qualified stock options and the incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended (the "Code").

    The Plan is currently being administered by the Board, which will select optionees and determine the number of shares of common stock subject to each option. The Plan provides that no option which is to be a qualified option may be granted at an exercise price less than the fair market value of the common stock of the Company on the date of the grant and in all cases the term of the stock option shall not exceed ten years. Options to acquire 3,189,550 shares of common stock at exercise prices ranging from $.16 to $.77 are presently outstanding under the Plan.

Compensation Committee Interlocks and Insider Participation

     No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of June 23, 1998, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of June 23, 1998, the Company had 15,860,279 shares of common stock outstanding.

                           Shares
Name and Address           Beneficially     Percentage
of Beneficial Owner(1)     Owned(2)         Total(2)      Position
----------------------     -------------    -----------   ----------------
Douglas Odom               390,000(3)       2.4%          President, CEO and
                                                          Director

Jeffrey A. Coleman         195,000(4)       1.2%          Director

Don M. Jackson, Jr.            --            --           Director

All officers and directors
as a group (3 persons)     585,000          3.6%

Bull Ventures, Ltd.
Katerina Court
101 E Hill Place
Nassau, Bahamas            1,957,111(5)     12.3%

Northridge Investment, LLC
47 E. 7200 South, #221
Midvale, UT 84047          1,982,500(5)     12.5%

John Sindt
47 E. 7200 South, #221
Midvale, UT 84047          3,955,471(6)     24.9%

Jules A. deGreef
47 E. 7200 South, #201
Midvale, UT 84047          5,174,611(6)     30.3%

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Includes vested options to purchase 390,000 shares. Does not include options to purchase 65,000 shares that vest on October 31, 1998 or options to acquire an additional 130,000 of common stock vest on March
     31, 1999,2000 and 2001 provided Company achieves certain performance criteria to be determined by the Board.
(4) Includes 195,000 shares owned by a limited liability company controlled by Coleman Capital Partners, of which Mr. Coleman is a partner.
(5) On information and belief, these shares are also beneficially owned by Mr. John Sindt and Mr. Jules A. deGreef as described in footnote 6 below.
(6) Includes 1,957,111 shares held by Bull Ventures, Ltd. and 1,982,500 shares held by Northridge Investments, LLC, which entities, on information and belief, are controlled by Mr. Sindt and Mr. deGreef who are thus deemed to beneficially own such shares. Mr. Sindt's ownership also includes warrants to purchase 15,860 shares held by him and Mr. deGreef's ownership also includes options and warrants to purchase 1,235,000 shares held by him.

    The Company is not aware of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.



Item 12. Certain Relationships and Related Transactions.

    Mr. Jehu Hand, an officer and director of Micropoint prior to the April 1998 Acquisition, acted as legal counsel for Micropoint. In December 1997, the Company issued 726,200 shares of common stock in connection with the conversion of certain convertible debentures held by Mr. Hand, dated April 1, 1995, in the principal amount of $2,421.



Item 13. Exhibits and Reports on Form 8-K.

Exhibits

   Listed on page 21 hereof.

Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter ended March 31, 1998.




           [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Micropoint, Inc.
                                         (Registrant)


                                        By: /s/ Douglas M. Odom
                                           ---------------------
Date: June 29, 1998                           Douglas M. Odom
                                              President, Chief Executive
                                              Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                     Title                           Date
     ---------                   --------                          -------

/s/ Douglas M. Odom         President, Chief Executive         June 29, 1998
--------------------        Officer and Director (Principal
    Douglas M. Odom         Executive Officer)

/s/ Jeffrey Coleman         Director                           June 29, 1998
-------------------
    Jeffrey Coleman

/s/ Don M. Jackson          Director                           June 29, 1998
--------------------
    Don M. Jackson


/s/ Thomas N. Strong        Comptroller (Principal Financial   June 29, 1998
--------------------        and Accounting Officer
    Thomas N. Strong

                          EXHIBIT INDEX

EXHIBIT  DESCRIPTION OF EXHIBIT
No.
-------  ---------------------
2.1 Agreement and Plan of Reorganization (Schedules are omitted) (Incorporated by referenced to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated April 9, 1998).

3(i).1 Certificate of Incorporation of Micropoint (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 10-SB, dated June 17, 1994).

3(i).2   Certificate of Amendment to Certificate of Incorporation
        (Incorporated by referenced to Exhibit 3.1 of the Company's Current
         Report on Form 8-K, dated April 9, 1998).

3(i).3   Articles of Incorporation of Sensitron.

3(i).4   Articles of Incorporation of Flexpoint.

3(i).5   Articles of Incorporation of Tamco.

3(ii).1 Restated of Micropoint (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 10-SB, dated June 17,
         1994).

3(ii).2  Bylaws of Sensitron.

3(ii).3  Bylaws of Flexpoint.

3(ii).4  Bylaws of Tamco.

10.1 Employment Agreement with Douglas M. Odom (Incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K, dated April 9, 1998).

10.2 Lease Agreement between 72nd South Associates and the Company (Incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K, dated April 9, 1998).

10.3 Agreement between Ohio Art and the Company (Incorporated by reference to Exhibit 10.3 of the Company's current report on Form 8-K, dated April 9, 1998).

21.1     Schedule of Subsidiaries.

27.1     Financial Data Schedule

                         MICROPOINT, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)



        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                               AND
                       FINANCIAL STATEMENTS

                          March 31, 1998



                         MICROPOINT, INC.
                 (A Development Stage Enterprise)


                        TABLE OF CONTENTS

Report of Independent Certified Public Accountants                        F-2

Financial Statements:

      Balance Sheet - March 31, 1998                                      F-3

      Statements of Operations for the Years Ended March 31, 1998 and
      1997, and for the Cumulative Period from June 11, 1992 (Date
      of Inception) through March 31, 1998                                F-4

      Statements of Stockholders' Equity (Deficit) for the Period from
      June 11, 1992 (Date of Inception) through March 31, 1996, and for
      the Years Ended March 31, 1997 and 1998                             F-5

      Statements of Cash Flows  for the Years Ended March 31, 1998 and
      1997, and for the Cumulative Period from June 11, 1992 (Date
      of Inception) through March 31, 1998                                F-6

      Notes to Financial Statements                                       F-7

HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS

                                                                (801) 532-2200
Member of AICPA Division of Firms                           Fax (801) 532-7944
Member of SECPS                                  345 East 300 South, Suite 200
Member of Summit International Associates      Salt Lake City, Utah 84111-2693



        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors
Micropoint, Inc.

We have audited the accompanying balance sheet of Micropoint, Inc. (a development stage enterprise) as of March 31, 1998 and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 1998 and 1997, and for the cumulative period from June 11, 1992 (date of inception) through March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropoint, Inc.
as of March 31, 1998, and the results of its operations and its cash flows for the years ended March 31, 1998 and 1997, and for the cumulative period from June 11, 1992 (date of inception) through March 31, 1998, in conformity with generally accepted accounting principles.

                                             /s/ Hansen, Barnett & Maxwell
                                             ------------------------------
                                             HANSEN, BARNETT & MAXWELL

June 25, 1998
Salt Lake City, Utah














                         MICROPOINT, INC.
                 (A Development Stage Enterprise)
                           BALANCE SHEET
                          MARCH 31, 1998


                              ASSETS
Current Assets
    Cash and cash equivalents                                 $    1,442,906
    Investment in securities available-for-sale                      330,033
    Receivable from escrow agent                                      64,965
    Receivable from Sensitron Inc.                                 1,000,000
                                                              ---------------
    Total Current Assets                                           2,837,904
                                                              ---------------
Total Assets                                                  $    2,837,904
                                                              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accrued income taxes                                      $       83,762
    Deferred income taxes                                            105,344
                                                              ---------------
    Total Current Liabilities                                        189,106
                                                              ---------------

Stockholders' Equity
     Common stock   $0.001 par value; 20,000,000 shares
       authorized; 5,411,230 shares issued and outstanding             5,411
     Additional paid-in capital                                    2,637,102
     Retained earnings                                                 6,285
                                                              ---------------
    Total Stockholders' Equity                                     2,648,798
                                                              ---------------

Total Liabilities and Stockholders' Equity                    $    2,837,904
                                                              ===============



The accompanying notes are an integral part of these financial statements.

                         MICROPOINT, INC.
                 (A Development Stage Enterprise)
                     STATEMENTS OF OPERATIONS


                                                                 Cumulative from
                                                                 June 11, 1992
                                    For the Years Ended          (Date of Inception)
                                        March 31,                Through
                                  1998              1997         March 31, 1998
                                --------------  -------------    -------------------
Interest income                 $      13,139   $          -     $        13,139
                                --------------  -------------    ------------------
General and administrative
   expenses                               327            509               3,545
Amortization expense                       14             56                 280
                                --------------  -------------    ------------------

Total Expenses                            341            565               3,825
                                --------------  -------------    ------------------
Income (Loss) before income taxes      12,798           (565)              9,314

Income tax expense                      3,029              -               3,029
                                --------------  -------------    ------------------
Net Income (Loss)               $       9,769   $       (565)    $         6,285
                                ==============  =============    ==================

Basic Income (Loss) Per
   Common Share                 $        0.00   $      (0.00)    $          0.00
                                ==============  =============    ==================
Weighted Average Number
   of Common Shares Used in
   Per Share Calculation            1,633,916      1,273,800           1,319,252
                                ==============  =============    ==================


The accompanying notes are an integral part of these financial statements.

                        MICROPOINT, INC.
                 (A Development Stage Enterprise)
           STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)




                                                                       Deficit
                                                                       Accumulated  Total
                                      Common Stock         Additional  During the   Stockholders'
                                  ----------------------   Paid-In     Development  Equity
                                   Shares      Amount      Capital     Stage        Deficit)
                                  ----------  -----------  ----------- ------------ -------------
Balance - June 11, 1992
   (Date of Inception)                    -   $       -     $      -   $      -     $         -

Issuance for cash, June 1992,
   $0.00 per share                 1,200,000       1,200         (700)        -              500

Contribution to capital, 1993             -           -           500         -              500
Issuance for cash, September 30,
 1993, $0.00 per share                73,800          74          172         -              246

Cumulative net loss from
 inception through
 March 31, 1996                           -           -            -       (2,919)        (2,919)
                                  ----------  -----------  ----------  -----------  -------------
Balance - March 31, 1996           1,273,800       1,274          (28)     (2,919)        (1,673)

Net loss                                  -           -            -         (565)          (565)
                                  ----------  -----------  ----------  -----------  ------------
Balance - March 31, 1997           1,273,800       1,274          (28)     (3,484)        (2,238)

Conversion of accounts payable,
 December 31, 1997,
 $0.00 per share,                    726,200         726        1,695          -           2,421

Issuance for cash and investment
 in securities, January through
 March 1998, $077 per share        3,411,230       3,411    2,635,435          -       2,638,846

Net income                                -           -            -         9,769         9,769
                                   ---------  ----------  -----------   ----------  -------------
Balance - March 31, 1998           5,411,230  $    5,411   $2,637,102   $    6,285   $ 2,648,798
                                   =========  ===========  ==========   =========== =============





The accompanying notes are an integral part of these financial statements.

                         MICROPOINT, INC.
                 (A Development Stage Enterprise)
                     STATEMENTS OF CASH FLOWS




                                                                   Cumulative from
                                                                   June 11, 1992
                                           For the Years Ended     (Date of
                                               March 31,           Inception)Through
                                         1998           1997       March 31, 1998
                                     -------------  -------------  -----------------
Cash Flows From Operating Activities
  Net Income (Loss)                  $     9,769    $    (565)     $        6,285
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
  Depreciation and amortization               14           56                 280
  Changes in operating assets and
    liabilities:
       Accounts payable                      169          509               2,421
       Accrued income taxes               83,762           -               83,762
       Deferred income taxes             (80,733)          -              (80,733)
                                     -------------  -------------  ----------------
Net Cash Provided By Operating
  Activities                               12,981          -               12,015
                                     -------------  -------------  ----------------

Cash Flows From Investing
  Activities
    Proceeds from sale of investment in
      securities available-for-sale       298,167          -              298,167
    Bridge loan to Sensitron Inc.      (1,000,000)         -           (1,000,000)
    Cash paid for organizational costs         -           -                 (280)
                                     -------------  -------------  ----------------

Net Cash Used By Investing
   Activities                            (701,833)         -             (702,113)
                                     -------------  -------------  ----------------
Cash Flows From Financing Activities
  Proceeds from issuance of common
     stock                              2,131,758          -            2,132,504
  Contribution to capital                      -           -                  500
                                    --------------  -------------  ----------------

Net Cash Provided By Financing
   Activities                           2,131,758          -            2,133,004
                                    --------------  -------------  ----------------

Net Change In Cash                      1,442,906          -            1,442,906

Cash   Beginning of Period                     -           -                   -
                                    --------------  -------------  ----------------

Cash   End of Period                $   1,442,906   $      -       $    1,442,906
                                    ==============  =============  ================

Supplemental cash flow information and noncash investing and financing activities
Note 5


The accompanying notes are an integral part of these financial statements.

                         MICROPOINT, INC.
                 (A Development Stage Enterprise)
                  NOTES TO FINANCIAL STATEMENTS


NOTE 1-- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Nanotech Corporation (the "Company") was incorporated under the laws of the State of Delaware on June 11, 1992, for the purpose of seeking out business opportunities, including acquisitions. The Company is considered a development stage enterprise. On April 9, 1998, the shareholders of the Company approved a 3-for-1 stock split and changed its name from Nanotech Corporation to Micropoint, Inc. The accompany financial statements have been restated for the effects of the stock split for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments - The amounts reported as cash, investment in securities available-for-sale and receivables are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management and subsequent exchanges for cash of which management was aware of at the time of the preparation of the financial statements. The Company has cash in excess of federally insured limits at March 31, 1998 of $214,898.

Investments in Securities Available-For-Sale - Securities received in exchange for common stock are carried at market value and are classified as available-for-sale. Cost was equal to market value at March 31, 1998. Sales of securities during the year ended March 31, 1998, were at cost in the amount of $298,167.

Basic Income (Loss) Per Share - In February 1997, the Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No.128, Earnings Per Share. Statement No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and was adopted as of March 31, 1998. Loss per share for the year ended March 31, 1997 and income per share for the cumulative period from inception through March 31, 1998 were restated; however, the effect of the change to income
(loss) per share for those periods was not material. Basic income (loss) per common share is computed by dividing net income (loss) by the number of common shares outstanding during the period.

NOTE 2--REORGANIZATION SUBSEQUENT TO YEAR END

On December 30, 1997, Sensitron Inc. ("Sensitron") entered into an agreement with Micropoint, Inc. (Micropoint) whereby Sensitron Acquisition Corporation, a newly-formed wholly-owned subsidiary of Micropoint, was to be merged into Sensitron. The agreement required Micropoint to raise capital of approximately $3,000,000 in a private placement before the merger was to occur. The $3,000,000 was raised and the merger was consummated April 9, 1998. As a result, the Sensitron shareholders became the majority shareholders of Micropoint in a transaction intended to qualify as a tax-free reorganization. The merger will be accounted for by the purchase method of accounting with Sensitron being considered the acquiring enterprise.

The terms of the agreement were established on December 30, 1997 and the investments in Micropoint's common stock from that date through the closing of the reorganization agreement were with the intent to ultimately invest in Sensitron. As of December 30, 1997, Micropoint was a "clean shell corporation" with 2,000,000 shares of common stock outstanding. The business combination has, therefore, been considered the acquisition of Micropoint at the historical cost of its net liabilities in exchange for 2,000,000 shares of common stock with no goodwill being recognized in connection with the transaction. From January 1, 1998 through April 9, 1998, investors contributed approximately $3,000,000 of assets to Micropoint in exchange for 4,000,000 shares of Micropoint's common stock. This transaction has been accounted for as the issuance of 4,000,000 shares of common stock by the post-merger Company.

The shareholders of Sensitron exchanged each of their shares of common stock for 13 shares of Micropoint common stock in connection with the merger agreement which resulted in Micropoint issuing 9,860,279 shares of its common stock to the Sensitron shareholders.

NOTE 3--INCOME TAXES

The Company is a Delaware corporation in which it pays no state income tax. Federal tax expense is as follows:

                                         For the Years
                                          Ended March 31,
                                       ----------------------
                                         1998        1997
                                       ----------  ----------
    Current                            $  83,762   $    -
    Deferred                             (80,733)       -
                                       ----------  ----------
    Total Income Tax Expense           $   3,029   $    -
                                       ==========  ==========

The deferred tax liability as of March 31, 1998 was comprised of investment in securities available-for-sale of in the amount of $105,344. These securities were transferred to the Company by shareholders in exchange for common stock in a transaction which is intended to be tax free. Accordingly, the shareholders' tax basis in the securities was transferred to Company. The securities were recorded, however, at their fair value on the date transferred. The difference in the recorded value and the tax basis gave rise to the deferred tax liability.

The following is a reconciliation of the amount of tax that would result from applying the federal statutory rate to pretax income with the provision for income taxes for the years ended March 31:

                                                  1998        1997
                                           -------------  -----------
    Tax at statutory rate (34%)            $       4,351  $    (192)
    Deferred tax asset valuation change             (523)       192
    Effect of lower tax rates                       (799)        -
                                           -------------- -----------
    Total Income Tax Expense               $       3,029  $      -
                                           ============== ===========

NOTE 4 BRIDGE LOAN TO SENSITRON INC.

During March 1998, the Company transferred $1,000,0000 to Sensitron Inc. as a bridge loan in anticipation of the consummation of the merger agreement which occurred on April 9, 1998. The bridge loan was non-interest bearing and was settled on the date of the reorganization.

NOTE 5--NONCASH INVESTING AND FINANCING ACTIVITIES

During the year ended March 31, 1998, the Company converted accounts payable owed to a former officer into common stock in the amount of $2,241. The Company received securities available-for-sale in the amount of $628,200, before deferred income taxes of $$186,077, in exchange for the issuance of common stock during 1998. A former officer of the Company received cash proceeds from the issuance of common stock in 1998 and remitted all but $64,965 to the Company by March 31, 1998.