Form 10QSB
period 1998-06-30
MICROPOINT INC
filed 1998-08-14
CIK 925660

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                            ______________________

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1998

                        Commission File Number 0-24368

                               MICROPOINT, INC.
      (Exact name of small business issuer as identified in its charter)


               Delaware                             33-0615178

   (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization)


                   6906 South 300 West, Midvale, Utah 84047
                   (Address of principal executive offices)
                                  (Zip Code)

                                (801) 568-5111
             (Registrant's telephone number, including area code)

  Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes__No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of July 28, 1998: 15,860,279.

                    MICROPOINT, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 UNAUDITED

                                   ASSETS

                                                    June 30, December 31,
                                                       1998     1997
                                                  ---------   ---------
Current Assets
   Cash                                           $ 762,559   $ 106,494
   Investment in securities
    available-for-sale                              269,656           -
   Trade accounts receivable, net of
     allowance of $0 and $151,567                   149,207      45,823
   Stock subscription receivable                          -     390,000
   Inventory                                        353,489           -
   Prepaid expenses                                   4,900           -
   Note receivable                                    1,824       4,952
   Related party receive                                  -      47,989
                                                  ----------  ---------
      Total Current Assets                         1,541,635    595,258
                                                  ----------  ---------
Property and Equipment                             1,192,938    924,696

   Less accumulated depreciation                    (255,943)  (205,808)
                                                  ----------  ----------
   Net Equipment                                     936,995    718,888
                                                  ----------  ----------

Goodwill, Net of Accumulated
   Amortization of $65,891 and $53,911                53,911      65,891

Deposits                                              16,279      13,279

Patents, net of accumulated amortization
 of $37,818 and $30,618                               87,961      76,702
                                                  ----------   ---------
Total Assets                                      $2,636,781  $1,470,018
                                                  ==========  ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Trade accounts payable                        $  460,787  $  505,732
   Related party payable                              9,306      14,562
   Accrued liabilities                               39,980     398,473
   Income taxes payable                             158,458           -
   Deferred revenue                                 100,000     200,000
   Deferred tax liability                           135,175           -
   Notes payable                                    251,291     561,409
                                                  ---------   ---------
      Total Current Liabilities                   1,154,997   1,680,176
                                                  ---------   ---------
Stockholders' Equity (Deficit)
   Preferred stock - no shares issued                     -          -
   Common stock - $0.001 par value;
     20,000,000 shares authorized;
     15,860,279 and 9,860,279 shares
     issued and outstanding                          15,860       9,860
   Additional paid in capital                      5,843,91  33,108,593
   Unrealized loss on securities
     available-for-sale                             (50,412)          -
   Deficit accumulated during the
     development stage                           (4,327,577) (3,328,611)
                                                 ----------  ----------
      Total Stockholders' Equity (Deficit)        1,481,784    (210,158)
                                                 ----------  ----------
Total Liabilities and Stockholders'
  Equity (Deficit)                               $2,636,781  $1,470,018
                                                 ==========  ==========

The accompanying notes are an integral part of these financial statements.

                      MICROPOINT, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  UNAUDITED


                                                                     For the
                                                                      Period
                                                                  January 5,
                                                                        1995
                                                                   Inception)
                      For the Six Months   For the Three Months      Through
                        Ended June 30,       Ended June 30,          June 30,
                   ----------- ---------- ---------- -----------   ----------
                          1998       1997       1998        1997         1998
                   ----------- ---------- ---------- -----------   ----------
Sales              $   357,130 $  237,348 $  297,042 $   179,751   $1,732,227
Cost of sales          155,539    116,490    110,813      82,192      863,911
                   ----------- ---------- ---------- -----------   ----------
Gross profit           201,591    120,858    186,229      97,559      868,316

General and
  administrative
  expense              770,841    515,097    475,713     250,82     2,762,093
Research and
development            439,822    153,179    272,117    122,246     2,360,025
                   ----------- ----------  ---------  ---------   -----------
Loss from
  operations        (1,009,072)  (547,418)  (561,601)  (235,511)   (4,253,802)

Interest expense           (40)         -          -          -       (54,084)

Interest income         13,663          -     13,663          -        27,097

Other income/
  expense                  526          -        (60)         -       (42,745)
                   -----------  ---------  ---------  ----------  -----------
Net Loss Before
  Income Taxes        (994,923)  (547,418)  (547,998)   (275,511)  (4,323,934)

Provision for
  income taxes           4,043          -          -           -        4,043
                   -----------  ---------  ---------  ----------  -----------
Net Loss           $  (998,966) $(547,418) $(547,998) $ (275,511) $(4,327,577)
                   ===========  =========  =========  ==========  ===========
Basic and Diluted
  Loss Per
 Common Share      $     (0.08) $   (0.04) $   (0.06) $    (0.02)  $    (0.44)
                   ===========  =========  =========  ==========   ==========
Weighted average
 number of common
 shares used in per
 share calculation  12,479,064 13,161,031  9,860,279   13,158,633    9,860,279
                   =========== ========== ==========   ==========    =========

The accompanying notes are an integral part of these financial statements.

                       MICROPOINT, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 UNAUDITED
                                                                       For the
                                                                        Period
                                                                    January 5,
                                                                          1995
                                                                      (Date of
                                                                    Inception)
                                         For the Six Months            Through
                                            Ended June 30,            June 30,
                                              1998          1997          1998
                                       -----------  ------------   -----------
Cash Flows From
   Operating Activities
   Net loss                            $  (998,966) $   (547,418)  $(4,327,577)
   Adjustments to reconcile
    net loss to net cash
    used by operating activities:
   Depreciation and amortization            69,315       128,956       365,165
   Stock issued for services                     -             -       200,000
   Allowance for doubtful accounts               -             -       151,567
   Write-off of related party
    receivable                                   -             -             -
   (Gain)/loss on disposition
    of equipment                                 -             -         3,185
   Changes in operating assets and
    liabilities:
      Accounts receivable                  (38,559)      146,568       (99,908
      Inventory                           (353,489)            -      (353,489)
      Prepaid expenses                      (4,900)            -        (7,167)
      Related party receivable              47,989       (21,376)       29,058
      Accounts payable                     (44,945)      260,552       281,973
      Accrued liabilities                 (358,493)       (8,967)      (63,759)
      Deferred revenue                    (100,000)      100,000        93,837
      Related party payable                 (5,256)         (900)        9,306
      Deferred tax liability                (4,343)            -        (4,343)
      Other assets                          (3,000)            -       (2,068)
                                        ----------     ---------    ----------
         Net Cash Used By
         Operating Activities           (1,794,647)      (57,415)   (3,724,220)
                                        ----------     ---------    ----------
Cash Flows From Investing
  Activities
  Payments to Flexpoint
   prior to acquisition                         -              -      (268,413)
   Cash paid to acquire Tamco                   -              -       (25,000)
   Payments for the purchase of
   property and equipment                (268,242)       (75,189)     (889,776)
   Proceeds received from sale
    of property and equipment                   -              -         8,090
   Proceeds received from sale
    of securities available-for-
      sale                                153,497              -       153,497
   Investment in patents                  (18,459)       (27,789)      (89,754)
   Proceeds received on note
   receivable                               3,128          6,253        10,683
   Issuance of note receivable                  -              -       (12,507)
   Net cash received from
    subsidiary in reverse
    acquisition                         1,492,906              -     1,492,906
   Payments received
    from related parties                        -              -           646
                                       ----------   ------------  ------------

         Net Cash Used By
         Investing Activities           1,362,830        (96,725)      380,372
                                       ----------    -----------  ------------
Cash Flows From Financing
  Activities
  Proceeds from the issuance
   of common stock                              -         10,000     2,939,000
  Cash payments to officers
   to repurchase stock                          -              -      (50,000)
   Capital contribution                     8,000              -         8,000
   Cash paid for offering costs                 -              -      (123,020)
   Proceeds from borrowings                     -         11,123       297,960
   Principal payments of
    long-term debt                       (310,118)             -      (355,533)
   Proceeds of bridge loan              1,000,000              -     1,000,000
   Proceeds from stock subscription
    receivable                            390,000              -       390,000
   Proceeds from related party notes            -              -        45,000
   Principal payments of related
    party notes                                 -              -       (45,000)
   Payments of related party payable            -              -             -
                                       ----------   ------------   -----------

      Net Cash Provided By
      Financing Activities              1,087,882         21,123     4,106,407
                                       ----------   ------------   -----------

Net Change In Cash                        656,065        (18,187)      762,559

Cash at Beginning of Period               106,494            761             -
                                       ----------   ------------   -----------

Cash at End of Period                  $  762,559   $    (17,426)  $   762,559
                                       ==========   ============   ===========

The accompanying notes are an integral part of these financial statements.

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation - Sensitron Inc. ("Sensitron") was incorporated on January 5, 1995 under the laws of the State of Utah. Sensitron is a development stage enterprise engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology owned by Sensitron. Sales have principally been to automobile component manufacturers and toy manufacturers.

On December 30, 1997, Sensitron entered into an agreement with Micropoint, Inc. ("Micropoint, ) whereby Sensitron Acquisition Corporation, a newly-formed wholly-owned subsidiary of Micropoint, was to be merged into Sensitron. The agreement required Micropoint to raise capital of approximately $3,000,000 in a private placement before the merger was to occur. The $3,000,000 was raised and the merger was consummated in April 1998. As a result, the Sensitron shareholders became the majority shareholders of the Company in a transaction intended to qualify as a tax-free reorganization. The merger will be accounted for by the purchase method of accounting with Sensitron being considered the acquiring enterprise and Micropoint being the reporting entity.

The terms of the agreement were established on December 30, 1997 and the investments in the Company's common stock from that date through the closing of the reorganization agreement were with the intent to ultimately invest in Sensitron. As of December 30, 1997, Micropoint had nominal assets with 2,000,000 shares of common stock outstanding. The business combination has, therefore, been considered the acquisition of Micropoint at the historical cost of its net liabilities in exchange for 2,000,000 shares of common stock with no goodwill being recognized in connection with the transaction. From January 1, 1998 through April 1998, investors contributed approximately $3,000,000 of assets to Micropoint in exchange for 4,000,000 shares of Micropoint's common stock. This transaction has been accounted for as the issuance of 4,000,000 shares of common stock by the post-merger Company.

The shareholders of Sensitron exchanged each of their shares of common stock for 13 shares of Micropoint common stock in connection with the merger agreement which resulted in Micropoint issuing 9,860,279 shares of its common stock to the Sensitron shareholders. The merger has been accounted for as the reorganization of Sensitron with a related 13-for-1 split. The accompanying financial statements have been restated for the effects of the stock split for all periods presented.

The accompanying consolidated financial statements include the accounts of Micropoint, Sensitron and its wholly-owned subsidiaries, Flexpoint, Inc. (Flexpoint) and Technology and Marbire Company, Inc. (Tamco), from the date of their acquisition. All significant intercompany transactions and account balances have been eliminated in consolidation. The acquisition of Flexpoint and Tamco occurred on September 26, 1995 (see Note 2).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition   The accompanying financial statements have been
prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered losses from operations and has had negative cash flows from operating activities during the years ended December 31, 1997 and cumulative from inception through June 30, 1998, which conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve profitable operations. The Company has negotiated a significant contract to supply flexible sensors to an automobile component manufacturer which will provide significant revenue to the Company. Management believes this and other similar potential contracts will provide sufficient cash flows for the Company to continue as a going concern and to ultimately establish profitable operations.

Financial Instruments - The amounts reported as cash, accounts receivable, accounts payable, and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

Concentration of Risk - The concentration of business in one industry subjects the Company to a concentration of credit risk relating to trade accounts receivable. The Company relies on large production contracts for its business and generally does not require collateral from its customers with respect to the Company's trade receivables.

During the year ended December 31, 1997, sales totaling $34,906 were to one
customer.   An allowance for doubtful accounts of $151,567 was provided at
December 31, 1997.

Property and Equipment - Property and equipment is stated at cost.
Additions and major improvements are capitalized while maintenance and repairs are charged to operations. Upon retirement, sale or disposition, the cost and accumulated depreciation of the items sold are eliminated from the accounts, and any resulting gain or loss is recognized in operation. Depreciation is computed using the straight-line and the double-declining-balance methods and is recognized over the estimated useful lives of the property and equipment, which are five to seven years.

Inventory - The Company values its inventory at cost using the FIFO method.

Long-Lived Assets - Impairment losses are recorded when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. No impairment losses were required to be recognized in the accompanying financial statements.

Revenue Recognition - Revenue from the sale of products is recorded at the time of shipment to and acceptance by the customers. Revenue from research and development contracts is recognized as the contracts are completed. Revenue from contracts to license the Company's technology to others is deferred until all conditions under the contracts are met by the Company and then recognized as revenue over the remaining term of the contracts.

Stock-Based Compensation - Stock-based compensation arising from granting stock options to employees is measured by the intrinsic-value method. This method recognizes compensation expense based on the difference between the fair value of the underlying common stock and the exercise price on the date granted. The Company also presents pro forma results of operations assuming compensation had been measured by the fair-value method.

Basic and Diluted Loss Per Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, Earnings Per Share. Statement No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and was adopted as of December 31, 1997. Loss per share for the cumulative period from inception through December 31, 1997 was restated; however, the effect of the change to loss per share for those periods was not material.

Basic loss per common share is computed by dividing net loss by the number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable resulted in the issuance of common stock. Inasmuch as the Company incurred losses during all periods presented in the accompanying financial statements, diluted loss per share is the same as basic loss per share because potentially issuable common shares would decrease the loss per share and have been excluded from the calculation.

NOTE 2 - ACQUISITIONS

In April 1995, Sensitron acquired 100 shares of Flexpoint's common stock in exchange for the forgiveness of $50,000 of accounts receivable. On September 26, 1995, Sensitron completed the acquisition of Flexpoint by exchanging 5,395,000 shares of Sensitron's common stock for the remaining outstanding common stock of Flexpoint in a purchase business combination accounted for in a manner similar to a pooling of interests. Flexpoint and Sensitron were principally owned by the same individuals prior to the combination. Flexpoint became a wholly owned subsidiary and is engaged in manufacturing and selling of various electronic components and sensors.

On September 26, 1995, Sensitron acquired all of the outstanding stock of Tamco, a company engaged in manufacturing and selling various molds and dies. The purchase price was approximately $170,000, consisting of $25,000 of cash, a long-term note payable of $85,000 and 130,000 shares of the Company's common stock valued at $60,000. The purchase price was allocated based on the estimated fair values of the net assets acquired. This allocation resulted in the recording of goodwill of $119,802. Goodwill is being amortized over five years using the straight-line method.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at


                                             June 30,    December 31,
                                                1998            1997
                                          ----------     -----------
      Furniture and fixtures              $  189,449     $   152,140
      Machinery and equipment                456,904         391,752
      Office equipment                       175,396         104,062
      Software                                26,685          24,650
      Leasehold improvements                 344,504         252,172
                                          ----------     -----------

      Total                               $1,192,938    $   924,696
                                          ==========    ===========

Depreciation expense for the six months ended June 30, 1998 and the year ended December 31, 1997 was $50,135 and $130,051, respectively.

NOTE 4 - PATENTS

Costs to obtain patents have been capitalized and are being amortized over a five year period. The Company has the rights to several patents. The cost of these perfected patents is $62,583. The amortization expense for the six months dated June 30, 1998 and the year ended December 31, 1997 was $7,200 and $12,021, respectively. The Company is in the process of developing new patents and protecting existing patents internationally. Costs incurred for the development of these new patents are capitalized. However, until the new patents are perfected, these costs are not being amortized. The total cost of the patents and patent being applied for at June 30, 1998 and December 31, 1997 was $125,779 and $107,320, respectively.

NOTE 5 - LICENSE AGREEMENT

In May 1997, the Company granted an otherwise unrelated third party the worldwide exclusive license to use and sell flexible potentiometers covered under the Company's patents for use in toy, traditional games and video game industries. The license does not include the right to manufacture sensors which will be purchased from the Company. A licensing fee of $500,000 was required under the agreement relating to the exclusive use of the technology through December 1998, of which $200,000 had been received by the Company as of December 31, 1997. $106,000 had been recognized as of June 30, 1998. An additional $50,000 was received in February 1998. The remaining $250,000 is due December 31, 1998. After 1998, the exclusive license is to be maintained under the agreement by the licensee providing revenue from royalties and fees to the Company of at least $500,000 per year. Royalties to be received are 2% of sales of the licensee's products in the United States and 3% of related products to the licensee's international partners.

Under the agreement, the Company guaranteed that it would deliver flexible potentiometers in marketable quantities to the licensee by June 1, 1998, and if this condition was not met, it would return any amounts received under the licensing agreement. Accordingly, recognition of the $200,000 licensing fee received by December 31, 1997 was deferred at that date. $106,000 was recognized during the six months ended June 30, 1998. The funds will be recognized as revenue at the point when the Company begins shipping sensors in marketable quantities. Additional payments received prior to January 1, 1999 will be recognized as revenue evenly over the period beginning at the point the Company begins shipping sensors and ending December 31, 1998.

NOTE 6 - CASH FLOW INFORMATION

Supplemental Cash Flow Information

                                      For the Year  For the Year
                                             Ended         Ended
                                      December 31,   December 31,
                                              1997          1998
                                      ------------  ------------
      Interest Paid                   $     34,879  $        965

Noncash Investing and Financing Activities - During April 1998, the Company acquired the net assets of Micropoint Inc. in a reverse acquisition as described in Note 1. The fair value of the Micropoint net assets excluding cost were $240,414. The Company acquired $1,492,906 in cash as part of the transaction.

On April 15, 1998, an agreement was signed and payment was made to an officer of $160,000 as a settlement of all past and future obligations under a related compensation agreement.


On September 26, 1995, the Company acquired all of the common stock of Tamco. In connection with this acquisition, liabilities were assumed as follows:

   Fair value of assets
    acquired, including
    goodwill of $119,802                                $170,000
   Cash paid in acquisition                              (25,000)
   Fair value of stock issued
    in acquisition                                       (60,000)
                                                        --------
   Net liabilities assumed                              $  5,000
                                                        ========

On September 26, 1995 the Company acquired all of the common stock of Flexpoint in exchange for 5,395,000 shares of common stock of the Company. The following assets and liabilities were acquired at their historical cost basis:

     Historical cost of assets
      acquired                                          $174,229
     Advances to Flexpoint prior
      to acquisition                                    (258,413)
                                                      ----------

      Net liabilities assumed                         $  (94,184)
                                                      ==========

During the period ended December 31, 1995, the Company assumed $13,792 of legal costs associated with the patents, in connection with the assignment of patents to the Company by an officer. The Company accepted notes receivable for $24,000 as consideration of 31,200 shares of common stock.

During the year ended December 31, 1996, the Company issued 260,000 shares of common stock valued at $0.77 per share, or $200,000, for services. The Company also offset the deferred offering costs against the proceeds from the sale of common stock.

During the year ended December 31, 1997, $111,816 of notes payable was issued to acquire leasehold improvements. The Company issued 110,672 shares of common stock upon conversion of $53,952 of accounts payable and notes payable. Common stock was redeemed from officers in exchange for $50,000 of cash and $150,000 of notes payable. The Company issued common stock in exchange for stock subscription receivables totaling $390,000.

NOTE 7 - EMPLOYMENT AND COMPENSATION AGREEMENTS

During the period ended December 31, 1995, the Company entered into employment agreements with four officers. Two of the agreements included annual base salaries of $50,000 and $75,000, respectively. Both agreements were renewed for one year under the terms of the agreement. Effective August 26, 1997, both officers resigned from the Board of Directors and sold 6,308,666 shares of common stock to the Company for approximately $0.03 per share (see Note 10). As part of the settlement agreement, one of the officers was granted options to acquire 650,000 shares of common stock at $0.30 per share and 325,000 shares for $0.77 per share for a period of five years. One of the officers was retained as a consultant for a period of one year. Under the terms of the agreement the Company and the officers released each other from any future obligation.

An agreement with a third officer included annual compensation payments of $50,000. The agreement expired subsequent to December 31, 1997. The fourth agreement included an annual base salary of $90,000 during the first year of employment and $120,000 a year thereafter. This agreement had an initial term of three years and included a $30,000 signing bonus. On December 31, 1997, this agreement was extended for an additional two years, through December 31, 2000. Under the terms of the agreement, the officer was granted options to purchase 650,000 shares of common stock at $0.77 per share.

Effective May 1, 1995, the Company entered into a compensation agreement whereby an officer was to provide the Company technical assistance and be paid a monthly fee of $8,333 for five years. During 1997, the Company temporarily suspended payments which resulted in approximately $38,500 being accrued in accrued liabilities at December 31, 1997. An agreement was signed April 15, 1998 whereby the Company agreed to pay the officer $160,000 in settlement of all past and future obligation under the compensation agreement.

The following is a schedule of future payments due under the above agreements as of December 31, 1997:

                   Years Ending December 31:
                     1998                         $     342
                     1999                           120,000
                     2000                           120,000
                                                  ---------
                                                  $ 582,500
                                                  =========
NOTE 8 - NOTES PAYABLE

Notes payable at December 31, 1997 consisted of the following:

8% note; payable in quarterly
   payments of $7,083 through April 1,
   1998; unsecured                                            $  49,585

8.5% promissory notes; convertible
   into common stock through
   February 28, 1998 at $0.93
   to $1.23 per share; due March 28
   1998; secured by equipment                                   200,000

Non-interest bearing notes; unsecured;
   issued for cash and leasehold
   improvements; terms for repayment
   have not been established                                    105,791

Non-interest bearing notes payable
   to former shareholders; issued in
   redemption of common stock; paid
   February 1998                                                145,000

18% note payable; guaranteed by
   shareholders; convertible into
   common stock at $0.93 per share;
   due April 17, 1998                                            50,000

Other notes                                                      11,033
                                                             ----------
Total Notes Payable                                          $  561,409
                                                             ==========

Future maturities of notes payable as of December 31, 1997 are as follows:
1998 - $561,409.

Notes totaling $300,376 were paid in full during the six months ended June 30, 1998.

NOTE 9 - RELATED PARTY TRANSACTIONS

Transactions with related parties during 1996 consisted of advances to employees and a payable to a member of the Board of Directors for cash advances to the Company in the amount of $20,000. During 1997, the Company made cash advances to employees for travel and personal expenses and incurred liabilities payable to employees for Company travel and to a shareholder for rent of office space. Terms for collection of the advances to employees as of December 31, 1997 have not been established. Amounts payable at December 31, 1997 are due currently and were paid subsequent to year end.

NOTE 10 - STOCKHOLDERS' EQUITY

In January 1995, an officer and shareholder assigned certain patents to the Company as an additional contribution to capital of $22,232. No additional shares were issued to the shareholder for the contribution.

On March 18, 1996, the Company entered into a share purchase agreement whereby the Company agreed to issue 1,957,111 shares of its common stock for $1,300,000 in a private placement offering. The proceeds were received and the shares were issued throughout the year as required by the Company's cash flow needs. Offering costs incurred in connection with the offering were $246,547. The deferred offering costs consist primarily of legal and audit fees related to the preparation of the private placement memorandum.

On August 26, 1997, the Company entered into a settlement agreement with two officers of the Company whereby the relationship between the officers and the Company was terminated. As part of the agreement, the Company purchased 6,308,666 shares of common stock from the officers for approximately $0.03 per share by paying $50,000 in cash and issuing $150,000 of notes payable.

On December 24, 1997, the Company issued 422,500 shares of common stock in exchange for stock subscriptions in the amount of $390,000 receivable from the investors. The subscriptions were collected in January 1998.

In April 1998, the Company issued stock to acquire Micropoint, Inc. as described in Note 1.

NOTE 11 - STOCK OPTIONS

On April 1, 1995, the Company adopted the Omnibus Stock Option Plan (the "Plan"). Under the terms of the Plan as amended in October 1997, the Company may grant options to employees, directors and consultants for up to 5,037,500 shares of common stock. Incentive or non-qualified options may be granted under the Plan. Options may be granted for a maximum of 10 years. Options generally vest from immediately to five years and expire five years from the date of grant. The exercise price of each option granted under the Plan has been equal to or in excess of the market price of the Company's common stock on the date of grant.

Generally, the only condition for exercise of options granted under the Plan is that the employees remain employed through the exercise date. However, in October 1995, the Company granted an officer options for 325,000 shares whose vesting is contingent upon the Company obtaining specified levels of sales and gross profit. Options for 65,000 shares vested at the end of 1996 due to meeting non-sales performance criteria. Vesting of options for 65,000 shares were contingent upon the Company achieving $2,000,000 of sales with a minimum gross profit margin of 50% during 1997. That target was not met and the 65,000 options were forfeited during 1997. The remaining 195,000 options vest annually based upon the Company having sales of $4,000,000 in 1998 with a minimum gross profit margin of 50%, and further increases in sales during 1999 and 2000 by amounts not yet determined by the Board of Directors.

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its fixed or performance stock options granted under the Plan. Had compensation cost for the

Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the alternative method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below. The weighted average assumptions used to estimate the fair value of each option grant, using the Black-Scholes option-pricing model, are also presented:

                                                             December 31,
                                                                    1997
                                                             -----------
Net Loss
       As reported                                           $(1,541,058)
       Pro forma                                              (1,567,655)

Primary and Diluted Loss per share
       As reported                                           $     (0.13)
       Pro forma                                             $     (0.13)

Weighted-Average Assumptions:
       Divided yield                                                 0.0%
       Expected volatility                                           0.0%
       Risk-free interest rate                                       5.0%
       Expected life of options,
         in years                                                    4.5

A summary of the status of stock options as of December 31, 1997, 1996 and 1995, and changes during the periods ended on those dates is presented below:

                                                    Options Outstanding
                                                            1997
                                                    -------------------
                                                               Weighted-
                                                                Average
                                                               Exercise

                                                       Shares      Price
                                                    ---------    -------
Outstanding at beginning
 of period                                          1,455,350    $  0.60
Granted                                             3,651,700       0.35
Forfeited                                             (60,000)      0.77
                                                    ---------

Outstanding at end
  of period                                         5,047,050       0.42
                                                    =========

Options exercisable at
  end of period                                     3,059,550       0.40
                                                    =========
Weighted-average fair value of
 options granted during period                      $       -
                                                    =========

The following table summarizes information about stock options outstanding at December 31, 1997. Because options under the Plan are granted on performance and sales criteria, no information has been presented for the six months ended June 30, 1998.


                            Outstanding                      Exercisable
                  ----------------------------------    ---------------------
                                Average     Weighted                 Weighted
                               Remaining     Average                 Average
    Range of         Number   Contractual   Exercise       Number    Exercise
 Exercise Prices  Outstanding     Life        Price     Exercisable   Price
 ---------------  -----------  ----------   --------    -----------  --------
    $0.15           871,000     4.7 years     $0.15        871,000    $0.15
    0.30            650,000     2.7            0.30        650,000     0.30
    0.38          1,787,500     4.7            0.38        130,000     0.38
    0.46            780,000     2.3            0.46        780,000     0.46
    0.77            953,550     4.0            0.77        628,550     0.77
                  ---------                              ---------
$0.15 to 0.77     5,042,050     3.9            0.42      3,059,550     0.40
                  =========                              =========

NOTE 12 - STOCK PURCHASE WARRANTS

In connection with the acquisition of Flexpoint and Tamco, the Company issued warrants to purchase 22,750 shares of its common stock exercisable at $0.77 per share ( which was the fair value of the common stock on the date of the issuance as determined by the Board of Directors) to its outside legal counsel. Additionally, the Company issued warrants during 1995 to purchase 23,010 shares of its common stock at a purchase price of $0.77 per share to equity investors in the Company.

During 1996, warrants were issued to purchase 214,500 shares of common stock at $0.77 per share to equity investors in the Company, and warrants to purchase 6,500 shares at $0.77 per share were issued to outside legal counsel.


During 1997, the Company issued warrants to purchase 260,000 shares of common stock at $0.77 per share to equity investors in the Company. Additionally, warrants to purchase 910,000 shares of common stock at $1.15 per share were issued to a retiring member of the Board of Directors.

All of these warrants were deemed to have no material fair value and are therefore not recorded in the accompanying consolidated balance sheet. The fair value of each warrant was estimated on the date issued using the Black-Scholes option-pricing model.

The following table summarizes information about warrants outstanding at December 31, 1997:

                                                  Weighted-Average
                      Range of       Warrants          Remaining
                   Exercise Prices  Outstanding     Contractual Life
                   ---------------  -----------    ------------------

                       $0.77          526,760         3.2 years
                        1.15          910,000         2.7
                                    ---------
                   $0.77 to 1.15    1,436,760         2.9
                                    =========
NOTE 13 - INCOME TAXES

There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset as of December 31, 1997 were as follows:

Operating Loss
  Carryforwards                                   $1,105,749
Difference in
  amortization of intangibles                          6,804
                                                  ----------
Total Deferred Tax Assets                          1,112,553
Valuation Allowance                               (1,112,553)
                                                  ----------
Net Deferred Tax Asset                            $        -
                                                  ==========

For tax reporting purposes, the Company has net operating loss carry forwards in the amount of $3,252,203 that will expire beginning in the year 2010. The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the year ended December 31, 1997.

Tax at statutory rate (34%)                        $(523,960)
Non-deductible expenses                                9,968
Change in valuation allowance                        571,574
State tax benefit, net of
  federal tax effect                                 (57,481)
                                                   ---------
Net Income Tax Expense                             $       -
                                                   =========
NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating lease agreements for office space. Future minimum lease payments for the years ending December 31, 1998 and 1999 are $81,745 and $65,376, respectively. Lease expense for the six months ended June 30, 1998 and the year ending December 31, 1997 was $47,410, and $93,854, respectively.
A third party entity loaned $35,000 to a former officer of the Company as a personal loan. This entity has made a claim against the former officer for repayment of the advance and for other consideration. The Company may be required to provide compensation to the former officer sufficient to settle the claim on behalf of the former officer. Management believes, after consulting with legal counsel, that resolution of this claim may result in a cost of approximately $52,000 to the Company. This amount has been accrued in the accompanying consolidated balance sheet at June 30, 1998 and December 31, 1997.

In February of 1998, an otherwise unrelated third party filed suit against the Company alleging it provided investment banking and financial advisory services pursuant to an agreement with the Company. The plaintiff claims to have sustained damages for breach of contract and seeks damages in the amount of 6.5% of financing obtained from an equity investor, plus the issuance of a warrant to purchase a 2% equity ownership interest in the Company at a price of $5.00 per share. In addition, the plaintiff is seeking punitive damages of $5,000,000. The Company answered the complaint in March 1998 and the action is in the discovery stage. The Company has been and continues to contest the case vigorously. Given the early stage of the action, legal counsel for the Company is unable to provide any evaluation of the likelihood of an unfavorable outcome, if any, or the amount or range of potential loss. Management believes, after consulting with legal counsel, that there is only a remote possibility that the Company will be subject to a punitive damage award under the suit. Management has tendered $75,000 to the plaintiff to completely settle the action and Management maintains that the most the Company owes the Plaintiff is $75,000. The Company has recorded $75,000 as an expense relating to this action in the accompanying statement of operations during the year ended December 31, 1997.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended March 31, 1998. Wherever in this discussion the term "Company" is used, it should be understood to refer to Micropoint, Inc. ("Micropoint") and its subsidiaries on a consolidated basis, except where the context clearly indicates otherwise. Prior to the April 1998 merger wherein Micropoint acquired its subsidiary corporations (the "Merger"), Micropoint had no operations.

Overview

     In July 1998, the Company decided to modify its accounting periods from a March 31 fiscal year end to a December 31 fiscal year end. Accordingly, under the new fiscal year calendar, the Company's quarters will each be comprised of four calendar months ending March 31, June 30, September 30 and December 31 and the Company has opted to file its quarterly reports within the transition period based on the newly adopted fiscal year. Within ninety days after December 31, 1998 the Company will file a transition report on Form 10-KSB covering the transition period from March 31, 1998 through December 31, 1998.

     The Company is a development stage company and, since inception, has incurred losses from operations. As of June 30, 1998, the Company had cumulative net losses totaling $4,253,802. The Company is primarily engaged in the sensor business and is currently marketing proprietary patented sensor technology know as the Bend Sensor technology (the "Technology"). Sensing devices can be used to measure or sense changes in deflection and are typically used to trigger an electronic device when the sensor is activated. The worldwide market for sensing devices has grown significantly as a result of better technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. Management believes this worldwide market growth will continue.

Financial Position

The Company had $762,559 in cash as of June 30, 1998. This represented an increase of $656,065 from December 31, 1997. Working capital as of June 30, 1998, increased to $386,638 as compared to ($1,084,918) at December 31, 1997. These increases were largely due to the completion of a private placement of securities by the Company that closed in April 1998 as discussed below.

Results of Operations

     During the three months and six months ended June 30, 1998, the Company had total operating revenues of $297,042 and $357,130, respectively, comprised primarily of product sales and engineering fees; compared with total operating revenues of $179,751 and $237,348 for the comparable periods from the prior year, comprised primarily of product sales and engineering fees.

     In May 1997, the Company entered into a License Agreement (the "License Agreement") whereby the Company granted to Ohio Art the exclusive worldwide right to sell products incorporation the Technology in the toy, traditional games and video game markets. The License Agreement provided for certain up front fees and minimum royalties in order for Ohio Art to maintain such exclusive rights. Substantially all of the Company's product sales for the three and six months ended June 30, 1998 and 1997, were derived under the License Agreement. Based upon estimates from customers, management currently projects that over $600,000 in revenues will be generated from toy sensor purchases in 1998. The Company does not have firm orders for such quantities, however, and many factors could affect actual sales, such as demand for the end products and unanticipated production delays. There can be no assurance that such sales levels will be achieved.

In June 1998, the Company entered into a Purchase and Supply Agreement (the "Supply Agreement") with Delphi Automotive Systems ("Delco") for the Company to supply its proprietary sensor mats to Delco for integration into a weight based suppression system for use in automotive applications. The Company's sensor mat system is still in the development stage. Delco is not obligated under the terms of the Supply Agreement to purchase any minimum number of sensor mats. Even if the sensor mats are successfully implemented, there can be no assurance that the Supply Agreement will result in a material amount of sales.

License and supply arrangements, such as those discussed above, create certain risks for the Company, including (I) reliance for sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness; (ii) if the Company's products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than the Company; (iii) the Company may have only limited protection from changes in manufacturing costs and raw materials costs; and (iv) if the Company is reliant on other parties for all or substantially all of its sales, the Company may be limited in its ability to negotiate with such other parties upon any renewals of their agreements.

     General and administrative expenses were $475,713 and $770,841 for the three and six months ended June 30, 1998, respectively, compared with $250,824 and $515,097 for the comparable periods from the prior year. The increase in expenditures between the 1998 and 1997 periods resulted primarily from product start up costs for toy sensor products, royalties associated with the sale of toy sensor products, professional fees and travel expenses.

     Research and development expenses were $272,117 and $439,822 for the three and six months ended June 30, 1998, respectively, compared with $122,246 and $153,179 for the comparable periods from the prior year. The increase in expenditures between the 1998 and 1997 periods resulted primarily from additional research and development of the seat sensor mat.

     Net interest income was $13,663 and $13,663 for the three and six months ended June 30, 1998, respectively, compared with $0 for the comparable periods from the prior year. Interest income relates to funds on deposit acquired in April 1998 when the Company acquired Micropoint. Prior to April 1998, the Company did not have funds on deposit. As a result, the net interest income is the same for the three and six months ended June 30, 1998.

Liquidity and Capital Resources

     To date, the Company has financed its operations principally through private placements of equity securities and product sales. The Company generated $4,106,407 in net proceeds through financing activities from inception through June 30, 1998. The Company used net cash in operating activities of $1,794,647 during the six months ended June 30, 1998. As of June 30, 1998, the Company's liabilities totaled $1,154,997. The Company had working capital as of June 30, 1998 of $1,481,784.

The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to expand facilities, complete development and bring the certain product utilizing the Technology to commercial viability and the level of sales of and marketing for the Company's products. With the award of the Supply Agreement, the Company believes that existing funds and funds generated from sales will be sufficient to support the Company's operations through 1998. As a result the Company will need to materially increasing spending for additional facilities, equipment and personnel. Therefore, the Company will need to raise additional funds in the immediate future through a subsequent public or private offering or otherwise. There is no assurance that any funding will be available or that, if available, the terms of such offering or funding will be favorable to the Company.

Year 2000

The Company uses computers principally for product design, product prototyping and administrative functions such as communications, word processing, accounting and management and financial reporting. The Company's principal computer systems have been purchased since December 31, 1995. The software utilized by the Company is generally standard "off the shelf" software, typically available from a number of vendors. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent substantially on vendor compliance. The Company intends to modify or replace those systems that are not year 2000 compliant. The Company is verifying with its system and software vendors that the services and products provided are, or will be, year 2000 compliant. The Company estimates that the cost to redevelop, replace or repair its technology will not be material. There can be no assurance, however, that such systems and/or programs are or will be year 2000 compliant and that the failure of such would not have a material adverse impact on the Company's business and operations.

     In addition to its own computer systems, in connection with its business activities, the Company interacts with suppliers, customers, creditors and financial service organizations domestically and globally who use computer systems. It is impossible for the Company to monitor all such systems, and there can be no assurance that the failure of such systems would not have a material adverse impact on the Company's business and operations. The Company is currently evaluating what contingency plans, if any, to make in the event the Company or parties with whom the Company does business experience year 2000 problems.

Forward-Looking Statements

     When used in this Form 10-Q in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


                         PART II   OTHER INFORMATION

Item 1.  Legal Proceedings.

     In October, 1996, John Clayton and Blaine Taylor (collectively "plaintiffs") filed suit against Sensitron, Flexpoint, Inc. (a subsidiary of the Company) and certain of their officers in the Third Judicial District Court in Salt Lake County, Utah. The suit alleged, among other things, that the plaintiffs had a binding agreement pursuant to which the bend sensor technology of Gordon Langford would be transferred to a public shell company for which the plaintiffs would raise investment capital. Sensitron filed a Motion for Summary Judgment alleging that there was no binding agreement with the plaintiffs, and that in any event the plaintiffs failed to perform. In August of 1998, Sensitron prevailed on its Motion for Summary Judgment which dismissed all of the claims against Sensitron except for the one relating to a loan. Sensitron intends to seek further Court clarification as to the terms of the alleged loan and the payment thereof to cease the litigation.

Item 2.  Changes in Securities.

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

In connection with the Private Placement, the Company completed the Merger in April 1998. As part of the Merger, the 758,483 shares of Sensitron, Inc. ("Sensitron") common stock issued and outstanding immediately prior to the effective date of the Merger were converted into 9,860,279 shares of Micropoint common stock. In addition, on the effective date of the Merger options to purchase 370,900 shares of Sensitron common stock, warrants to purchase 107,020 shares of Sensitron common stock and debt convertible into 18,927 shares of Sensitron common stock were respectively converted into the right to acquire 4,821,700, 1,391,260 and 246,051 shares of Micropoint common stock with a corresponding price adjustment and without any other substantial changes to the terms of such instruments. These securities were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Securityholders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)
                              INDEX TO EXHIBITS


[CAPTION]
 EXHIBIT NO.                     DESCRIPTION OF EXHIBIT

2.1 Agreement and Plan of Reorganization (Incorporated by referenced to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated April 9, 1998).

3(I).1 Certificate of Incorporation of Micropoint (Incorporated by reference to Exhibit 3.1 of the Company's Registration
             Statement on Form 10-SB, dated June 17, 1994).

3(I).2       Certificate of Amendment to Certificate of Incorporation
             (Incorporated by referenced to Exhibit 3.1 of the Company's
             Current Report on Form 8-K, dated April 9, 1998).

3(I).3 Articles of Incorporation of Sensitron, Inc. (Incorporated by referenced to Exhibit 3(I).3 of the Company's Annual
             Report on Form 10-KSB, dated March 31, 1998).

3(I).4 Articles of Incorporation of Flexpoint, Inc. (Incorporated by referenced to Exhibit 3(I).4 of the Company's Annual
             Report on Form 10-KSB, dated March 31, 1998).

3(I).5       Articles of Incorporation of Technology and Machine Company,
             Inc. (Incorporated by referenced to Exhibit 3(I).5 of the Company's Annual Report on Form 10-KSB, dated March 31,

3(ii).1      Restated Bylaws of Micropoint (Incorporated by reference to
             Exhibit 3.2 of the Company's Registration Statement on Form
             10-SB, dated June 17, 1994).

3(ii).2      Bylaws of Sensitron, Inc. (Incorporated by referenced to
             Exhibit 3(ii).2 of the Company's Annual Report on Form
             10-KSB, dated March 31, 1998).

3(ii).3      Bylaws of Flexpoint, Inc. (Incorporated by referenced to
             Exhibit 3(ii).3 of the Company's Annual Report on Form
             10-KSB, dated March 31, 1998).

3(ii).4 Bylaws of Technology and Machine Company, Inc. (Incorporated by referenced to Exhibit 3(ii).4 of the Company's Annual
             Report on Form 10-KSB, dated March 31, 1998).

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

27.1         Financial Data Schedule

     (b)   Reports on Form 8-K:

   A Form 8-K was filed on April 24, 1998 reporting a change in control of the Company and the acquisition of certain assets.

   A Form 8-K/A was filed on June 24, 1998 which contained certain financial information relating to the initial current report that was filed on April 24, 1998.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MICROPOINT, INC.



                                      By     /s/ Douglas M. Odom
Date: 8/13/97                                              _
                                      Douglas M. Odom
                                      President, Chief Executive Officer,
                                      Director




Date: 8/13/97                         By     /s/ Thomas N. Strong
                                                            _
                                      Thomas N. Strong
                                      Chief Accounting Officer



                                 EXHIBIT 27.1

                           Financial Data Schedule
                           Financial Data Schedule
               As of and For the Six Months Ended June 30, 1998

                      Micropoint, Inc. and Subsidiaries


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FINANCIAL STATEMENTS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                                                      As of and For
                                                      the Six Month
                                                       Period Ended
                                                       June 30, 1998
                                                       -------------
Cash and cash items                                          762,559

Marketable securities                                        269,656

Notes and accounts receivable-trade                          149,207

Allowances for doubtful accounts                                   0

Inventory                                                    353,489

Total current assets                                       1,541,635

Property, plant and equipment                              1,192,938

Accumulated depreciation                                     255,943

Total assets                                               2,636,781

Total current liabilities                                  1,154,997

Bonds, mortgages and similar debt                                  0

Preferred stock-mandatory redemption                               0

Preferred stock-no mandatory redemption                            0

Common stock                                                  15,860

Other stockholders' equity                                 1,465,924

Total liabilities and stockholders' equity                 2,636,781

Net sales of tangible products                               357,130

Total revenues                                               357,130

Cost of tangible goods sold                                  155,539

Total costs and expenses applicable to sale and            1,366,202

Other costs and expenses                                          40

Provisions for doubtful accounts and notes                         0

Interest and amortization of debt discount                    13,663

Income before taxes and other items                         (994,923)

Income tax expense                                             4,043

Income/loss continuing operations                         (1,009,072)

Discontinued operations                                            0

Extraordinary items                                                0

Cumulative effect-changes in accounting principles                 0

Net income or loss                                          (998,966)

Earnings per share - primary                                       0

Earnings per share - fully diluted                                 0