Form 10KSB/A
period 1998-03-31
MICROPOINT INC
filed 1998-09-10
CIK 925660

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549
                        ______________________

                            FORM 10-KSB/A

                        Annual Report Pursuant
                    to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


                      For the fiscal year ended
                            March 31, 1998

                        Commission file number
                               0-24368

                           Micropoint, Inc.
        (Exact name of registrant as specified in its charter)


               Delaware                              33-0615178
(State or other jurisdiction of           (IRS employer identification no.)



 6906 South 300 West Midvale, UT 84047             (801) 568-5111
--------------------------------------    -------------------------------
(Address of principal executive           (Registrant's telephone number,
offices)                                        including area code)


     Securities registered pursuant to Section 12(g) of the Act:


          Title of each class          Name of each exchange on which
     Common Stock, $.001 Par Value                      None


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X - Yes
 - No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The issuer's revenues for its most recent fiscal year were $15,349.

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 31, 1998 was not determinable since, to the knowledge of management, there is no public trading market for the issuer's common stock.

The number of shares outstanding of the issuer's common stock as of August 28, 1998 was 15,860,279 shares the common stock, $.001 par value.


Item 7. Financial Statements.

     See attached financial statements.


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

Summary Compensation Table
   The following table provides certain information regarding compensation paid by the Company to the Named Executive Officers.


                              SUMMARY COMPENSATION TABLE

                                              Annual Compensation                Long-Term Compensation Awards
                                              -------------------                ------------------------------
                                                                                          Securities
                                                                             Restricted   Underlying                 All Other
           Name and                                         Other Annual        Stock      Options/      LTIP       Compensation
     Principal Position    Year   Salary ($)   Bonus ($)   Compensation($)    Awards($)    SARs (#)    Payouts ($)       ($)
     ------------------    ----   ---------    ---------   ---------------   ----------   ----------   ----------   ------------
                          (C)    (C)          (C)         (C)               (C)          (C)          (C)          (C)
     Douglas M. Odom (1)   1996   103,750          --             --              --       65,000(2)       --             --
     President, CEO and    1997   120,000          --             --              --      195,000(2)       --             --
     Director              1998   120,000        10,000           --              --       65,000(3)       --             --

----------------------

(1) The Summary Compensation Table reflects salary and bonus compensation paid by Flexpoint to Mr. Odom. Mr. Odom received no compensation from Micropoint, Sensitron or TAMCO during the periods specified.
(2) All of said options have vested.
(3) All of said options vest on October 31, 1998.

        Option/SAR Grants in Last Fiscal Year. The following table provides certain information regarding option/SAR grants to the Named Executive Officers.

              OPTION/SAR GRANTS IN LAST FISCAL YEAR
                  FISCAL YEAR END OPTION VALUES

                                NUMBER OF    PERCENT OF
                               SECURITIES      TOTAL
                               UNDERLYING   OPTIONS/SARs
                                OPTIONS/     GRANTED TO
                                  SARs      EMPLOYEES IN   EXERCISE OR BASE PRICE
          NAME                 GRANTED(#)    FISCAL YEAR           ($/Sh)           EXPIRATION DATE
     ------------------        ----------   ------------   ----------------------   ---------------
                              (C)          (C)            (C)                      (C)
     Douglas M. ODOM(1)          130,000         3.89%              $0.16               2002
     Douglas M. Odom(1)           65,000         1.94%              $0.77               2003

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

  EMPLOYMENT AGREEMENTS

  Effective December 31, 1997, Flexpoint entered into an employment agreement with Mr. Odom as its Chief Executive Officer. Under the Employment Agreement, Flexpoint pays Mr. Odom an annual base salary of $120,000 per year plus such discretionary bonus as the Flexpoint Board of Directors may deem appropriate. The Employment Agreement has an initial term of three years and will be automatically renewed for one or more successive one-year terms (the
  "Renewal Terms") unless terminated by either party. The Employment Agreement also provides Mr. Odom with options to acquire 455,000 shares of common stock of Micropoint at an exercise price between $.16 and $.77 per share under the Micropoint Omnibus Stock Option Plan (the "Plan"). Of said options, options to acquire 65,000 shares of common stock vested on October 31, 1998 and options to acquire 325,000 shares of common stock have vested. Options to acquire an additional 130,000 of common stock vest on March 31, 1999, 2000 and 2001 provided Company achieves certain performance criteria to be determined by the Board. These options became obligations of Micropoint as part of the Acquisition. The Company does not have employment agreements with any of its other employees.

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

  STOCK OPTIONS

      The Company has adopted an Omnibus Stock Option Plan for the benefit of officers, directors, employees and consultants of the Company. The grant of options to acquire an aggregate of 5,237,050 shares of common stock have been authorized under the Plan. The Plan will permit the Company to grant "non-qualified stock options" and/or "incentive stock options" to acquire shares of the Company's common stock. The total number of shares authorized for the Plan may be allocated between the non-qualified stock options and the incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended (the "Code").

      The Plan is currently being administered by the Board, which will select optionees and determine the number of shares of common stock subject to each option. The Plan provides that no option which is to be a qualified option may be granted at an exercise price less than the fair market value of the common stock of the Company on the date of grant and in all cases the term of the stock option shall not exceed ten years. Options to acquire 5,237,050 shares of common stock at exercise prices ranging from $.16 to $.77 are presently outstanding under the Plan.


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




     NAME AND ADDRESS        SHARES
       OF BENEFICIAL      BENEFICIALLY   PERCENTAGE OF
         OWNER(1)           OWNED(2)       TOTAL(2)         POSITION
     ----------------     -----------    -------------   ------------
       Douglas Odom        390,000(3)        2.4%      President, CEO
                                                        and Director

    Jeffrey A. Coleman     195,000(4)        1.2%      Director

    Don M. Jackson, Jr.        --            --        Director

     All officers and      585,000           3.6%
     directors as
     a group (3 persons)

     Bull Ventures, Ltd.   890,444           5.6%
     Katerina Court
     101 E Hill Place
     Nassau, Bahamas

     Northridge          1,661,500(5)        10.5%
     Investment, LLC
     47 E. 7200
     South, #221
     Midvale, UT 84047

     John Sindt          1,366,610(6)         8.4%
     47 E. 7200
     South, #221
     Midvale, UT 84047

    Jules A. deGreef     2,202,042(7)         13.8%
    47 E. 7200
    South, #201
    Midvale, UT 84047

  ______________

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Includes vested options to purchase 390,000 shares. Does not include options to acquire an additional 130,000 of Common Stock vest on March 31, 1999, 2000 and 2001 provided Company achieves certain performance criteria to be determined by the Board.
(4) Includes 195,000 shares owned by a limited liability company controlled by Coleman Capital Partners, of which Mr. Coleman is a partner.
(5) These shares are also beneficially owned by Mr. John Sindt and Mr. Jules A. DeGreef as described in footnotes 6 and 7 below. These shares do not include shares, warrant or options owned by Messrs. Sindt and DeGreef, as to which shares Northridge Investment LLC has disclaimed beneficial ownership.
to purchase 455,000 shares held of record by Mr. DeGreef and 895,750 shares held by Northridge Investment LLC. Does not include any shares held by Bull Ventures, Ltd., a Bahamas company with which Mr. Sindt is affiliated, and as to which shares Mr. Sindt has disclaimed beneficial ownership.
(6) Includes warrants to purchase 15,860 shares owned by Mr. Sindt, warrants to purchase455,000 shares held of record by Mr. DeGreef and 895,750 shares held by Northridge Investment LLC. Does not include any shares held by Bull Ventures, Ltd., a Bahamas company with which Mr. Sindt is affiliated, and as to which shares Mr. Sindt has disclaimed beneficial ownership.
(7) Includes 461,292 shares and options and warrants to purchase 975,000 shares owned by Mr. Sindt and 765,750 shares held by Northridge Investment
LLC. Does not include warrants to acquire 455,000 shares that are held of record by Mr. DeGreef, but which Messrs. Sindt and DeGreef report to be beneficially owned by Mr. Sindt and any shares held by Bull Ventures, Ltd., a Bahamas company with which Mr. DeGreef is affiliated, and as to which shares Mr.
DeGreef has disclaimed beneficial ownership.

    The Company is not aware of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.



                              SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Micropoint, Inc.
                                           (Registrant)


                                           By /s/ Douglas M. Odom
    Date: September 10, 1998                ----------------------
                                           Douglas M. Odom
                                           President, Chief Executive
                                           Officer and Director


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                     Title                        Date

/s/Douglas M. Odom
------------------    President, Chief Executive Officer  September 10, 1998
 Douglas M. Odom         and Director (Principal Executive

/s/ Jeffrey Coleman
-------------------   Director                            September 10, 1998
 Jeffrey Coleman

/s/ Don M. Jackson
------------------    Director                            September 10, 1998
 Don M. Jackson

/s/ Thomas N. Strong
--------------------  Comptroller                         September 10, 1998
 Thomas N. Strong



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

                                F-1

HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS

                                                     (801) 532-2200
Member of AICPA Division of Firms                  Fax (801) 532-7944
        Member of SECPS                       345 East 300 South, Suite 200
Member of Summit International Associates     Salt Lake City, UT 84111-2693



          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors
   Micropoint, Inc.

We have audited the accompanying balance sheet of Micropoint, Inc. (a development stage enterprise) as of March 31, 1998 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 1998 and 1997, and for the cumulative period from June 11, 1992 (date of inception) through March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


                              HANSEN, BARNETT & MAXWELL
August 7, 1998
Salt Lake City, Utah

                                F-2


                           MICROPOINT, INC.
                   (A Development Stage Enterprise)
                             BALANCE SHEET
                            MARCH 31, 1998


                                ASSETS

Current Assets
 Cash and cash equivalents                             $  1,492,906
 Investment in securities available-for-sale                433,857
 Receivable from escrow agent                                64,825
 Receivable from Sensitron Inc.                           1,000,000
                                                       ------------
 Total Current Assets                                     2,991,588
                                                       ------------
Total Assets                                           $  2,991,588
                                                       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accrued income taxes                                  $    180,429
 Deferred income taxes                                      117,506
                                                       ------------
 Total Current Liabilities                                  297,935
                                                       ------------
Stockholders' Equity
    Common stock - $0.001 par value; 100,000,000
     shares authorized; 6,000,000 shares issued
     and outstanding                                          6,000
 Additional paid-in capital                               2,688,812
 Unrealized loss on securities available-for-sale            (8,251)
 Earnings accumulated during the development stage            7,092
                                                       ------------
 Total Stockholders' Equity                               2,693,653
                                                       ------------
Total Liabilities and Stockholders' Equity             $  2,991,588
                                                       ============

The accompanying notes are an integral part of these financial statements.

                                      F-3


                             MICROPOINT, INC.
                     (A Development Stage Enterprise)
                          STATEMENTS OF OPERATIONS

                                                           Cumulative from
                                                            June 11, 1992
                                     For the Years Ended  (Date of Inception)
                                           March 31,           Through
                                     --------------------     March 31,
                                       1998       1997          1998
                                     ---------  ---------    ---------
Interest income                      $  13,139  $      --    $  13,139
Gain on sale of securities               2,210         --        2,210
                                     ---------  ---------    ---------
Total Income                            15,349         --       15,349
                                     ---------  ---------    ---------
General and administrative expense         371        565        3,855
                                     ---------  ---------    ---------
Income (Loss) Before Income Taxes       14,978       (565)      11,494

Income tax expense                       4,402         --        4,402
                                     ---------  ---------    ---------
Net Income (Loss)                    $  10,576  $    (565)   $   7,092
                                     =========  =========    =========
Basic and Diluted Income (Loss)
  Per Common Share                   $    0.00  $   (0.00)   $    0.00
                                     =========  =========    =========
Weighted Average Number of
  Common Shares Used in Per
  Share Calculation                  2,399,216  1,273,800    1,451,076
                                     =========  =========    =========

The accompanying notes are an integral part of these financial statements.
                                     F-4


                             MICROPOINT, INC.
                     (A Development Stage Enterprise)
               STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                                                                    Unrealized    Deficit
                                                                     Loss on    Accumulated    Total
                                                        Additional  Securities  During the  Stockholders'
                                    Common Stock         Paid-In    Available-  Development    Equity
                                   Shares      Amount     Capital     For-Sale     Stage      (Deficit)
                                 ----------  ----------  ----------  ----------  ----------   ----------
Balance - June 11, 1992
   (Date of Inception)                   --  $       --  $       --  $       --  $       --   $       --

Issuance for cash, June 1992,
   $0.00 per share                1,200,000       1,200        (700)         --          --          500

Contribution to capital, 1993            --          --         500          --          --          500

Issuance for cash, September 30,
 1993, $0.00 per share               73,800          74         172          --          --          246

Cumulative net loss from
 inception through
 March 31, 1996                          --          --          --          --      (2,919)      (2,919)
                                 ----------  ----------  ----------  ----------  ----------   ----------
Balance - March 31, 1996          1,273,800       1,274         (28)         --      (2,919)      (1,673)

Net loss                                 --          --          --          --        (565)        (565)
                                 ----------  ----------  ----------  ----------  ----------   ----------
Balance - March 31, 1997          1,273,800       1,274         (28)         --      (3,484)      (2,238)

Conversion of accounts
  payable, October 1, 1997,
  $0.00 per share                   726,200         726       1,695          --          --        2,421

Issuance for cash, January
  through March 1998, $0.75
  per share                       2,695,402       2,695   2,011,840          --          --    2,014,535

Issuance for investment in
  securities, net of $298,442
  of deferred income taxes,
  January through March
  1998,  $0.52 per share          1,304,598       1,305     675,305          --          --      676,610

Unrealized loss on securities
 available-for-sale, net of taxes        --          --          --      (8,251)         --       (8,251)

Net income                               --          --          --          --      10,576       10,643
                                 ----------  ----------  ----------  ----------  ----------   ----------
Balance - March 31, 1998          6,000,000  $    6,000  $2,688,812  $   (8,251) $    7,092   $2,693,653
                                 ==========  ==========  ==========  ==========  ==========   ==========
The accompanying notes are an integral part of these financial statements.

                                     F-5


                             MICROPOINT, INC.
                     (A Development Stage Enterprise)
                          STATEMENTS OF CASH FLOWS


                                                                Cumulative from
                                                                  June 11, 1992
                                         For the Years Ended (Date of Inception)
                                             March 31,            Through
                                        -----------------------   March 31,
                                            1998       1997         1998
                                        -----------  ----------  ----------
Cash Flows From Operating Activities
 Net Income (Loss)                      $    10,576  $     (565) $    7,092
 Adjustments to reconcile net loss
  to net cash used by operating activities:
    Amortization of other assets                 14          56         280
  Gain on sale of available-for-sale
   securities                                (2,210)         --      (2,210)
  Changes in liabilities:
      Accounts payable                          169         509       2,421
      Accrued income taxe                   180,429          --     180,429
    Decrease in deferred income taxes      (176,026)         --    (176,026)
                                        -----------  ----------  ----------
Net Cash Provided By Operating Activities    12,952          --      11,986
                                        -----------  ----------  ----------
Cash Flows From Investing Activities
 Proceeds from sale of available-
  for-sale securities                       530,244          --     530,244
 Bridge loan to Sensitron Inc.           (1,000,000)         --  (1,000,000)
 Cash paid for organizational costs              --          --        (280)
                                        -----------  ----------  ----------
Net Cash Used In Investing Activities      (469,756)         --    (470,036)
                                        -----------  ----------  ----------
Cash Flows From Financing Activities
 Proceeds from issuance of common stock   1,949,710          --   1,950,456
 Contribution to capital                         --          --         500
                                        -----------  ----------  ----------
Net Cash Provided By Financing
 Activities                               1,949,710          --   1,950,956
                                        -----------  ----------  ----------
Net Change In Cash                        1,492,906          --   1,492,906

Cash - Beginning of Period                      --           --          --
                                        ----------  -----------  ----------
Cash - End of Period                    $1,492,906  $        --  $1,492,906
                                        ==========  ===========  ==========

Supplemental Schedule of Noncash Investing and Financing Activities

  During the year ended March 31, 1998, common stock was issued for cash which was held in an escrow account in the amount of $64,825, securities available-for-sale were transferred to the Company in exchange for 1,304,598 shares of common stock in the amount of $676,610, net of $298,442 of deferred income taxes, unrealized losses on investment in securities available-for-sale were recognized as a separate component of stockholders' equity in the amount of $8,251, net of $4,910 of income taxes, and accounts payable in the amount of $2,421 were converted into 726,200 shares of common stock.

The accompanying notes are an integral part of these financial statements.
                                     F-6

                               MICROPOINT, INC.
                      (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES

Organization -- Micropoint, Inc. was incorporated under the laws of the State of Delaware on June 11, 1992, for the purpose of seeking out business opportunities, including acquisitions. The Company is considered a development stage enterprise. On January 10, 1998, the shareholders of the Company approved a 3-for-1 stock split and changed its name from Nanotech Corporation to Micropoint, Inc. The accompanying financial statements have been restated for the effects of the stock split for all periods presented.

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

Investment in Securities Available-for-Sale --Investments in marketable securities are reported at fair value and are designated as available-for-sale. Unrealized gains and losses are included in stockholders equity, net of applicable income taxes. Realized gains and losses are accounted for on the specific identification method.

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

New Accounting Standards -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This statement which is effective for fiscal years beginning after December 15, 1997, expands or modifies disclosures and will have no impact on the Company's financial position, results of operations or cash flows. The statement will be adopted subsequent to the reorganization discussed in
Note 2.

NOTE 2 -- REORGANIZATION SUBSEQUENT TO YEAR END

On December 30, 1997, Sensitron Inc. ("Sensitron") entered into an agreement with Micropoint, Inc. ("Micropoint") to reorganize Sensitron into
Micropoint.    The agreement required Micropoint to raise capital of
approximately $3,000,000 in a private placement before the completion of
the merger. The agreement  was closed in April 1998.   Under the terms of
the agreement, a newly-formed wholly-owned subsidiary of Micropoint was merged into Sensitron. The shareholders of Sensitron exchanged each of their shares of common stock for 13 shares of Micropoint common stock in connection with the merger agreement which resulted in Micropoint issuing 9,860,279 shares of its common stock to the Sensitron shareholders. As a result of the merger, the Sensitron shareholders became the majority shareholders of the Company in a transaction intended to qualify as a tax-free reorganization.

The merger has been considered the reorganization of Sensitron and the acquisition of Micropoint in a purchase business combination. There was no market for Micropoint's common stock; therefore the fair value of Micropoint's assets were considered the fair value of the 6,000,000 shares of common stock outstanding. Accordingly, no goodwill will be recognized in connection with the acquisition of Micropoint. The reorganization was completed in April 1998; therefore, the accompanying financial statements at March 31, 1998 do not reflect the shares of common stock issued to the Sensitron shareholders or the net assets of Sensitron.

NOTE 3 -- INCOME TAXES

 Income tax expense consists of the following for the years ended March 31:

                                              1998           1997
                                            --------       --------
     Current  -  Federal                    $156,084       $    --
               State                          24,345            --
     Deferred - Federal                     (152,431)           --
               State                         (23,596)           --
                                            --------       -------
     Total Income Tax Expense               $  4,402       $    --
                                            ========       =======

The deferred tax liability as of March 31, 1998 was comprised of temporary differences from investment in securities available-for-sale in the amount of $117,506. These securities were transferred to the Company by shareholders in exchange for common stock in a transaction which is intended to be tax free to the shareholders. Accordingly, the shareholders' tax basis in the securities was transferred to Company. The securities were recorded, however, at their fair value on the date transferred. The difference in the recorded value and the tax basis gave rise to a deferred tax liability on the date transferred of $298,442. The deferred tax liability has partially reversed due to the recognition of taxable gain from sales of securities during the year ended March 31, 1998.

The following is a reconciliation of the amount of tax that would result from applying the federal statutory rate to pretax income with the provision for income taxes for the years ended March 31:

                                              1998          1997
                                            --------       -------
     Tax at statutory rate (34%)            $  5,093       $  (192)
     Deferred tax asset valuation change        (523)          192
     State taxes, net of federal benefit         494            --
     Effect of lower tax rates                  (662)           --
                                            --------       -------
     Total Income Tax Expense               $  4,402       $     --
                                            ========       ========
NOTE 4 -- INVESTMENT IN SECURITIES

The Company has investment in securities which are classified as available-for-sale as follows at March 31, 1998:
        Equity securities, at cost          $486,726
        Unrealized holding losses            (13,161)
                                            --------
        Estimated Fair Value                $473,565
                                            ========

During the year ended March 31, 1998, proceeds from sales of securities were $530,244 with the gross realized gains and losses on those sales were
$3,400 and $1,190, respectively.   Unrealized holding losses  which have
been included in the separate component of stockholders's equity changed by $8,251, net of $4,910 of deferred income taxes.

NOTE 5 -- BRIDGE LOAN TO SENSITRON INC.

During March 1998, the Company transferred $1,000,0000 to Sensitron Inc. as a bridge loan in anticipation of the consummation of the merger agreement which occurred in April 1998. The bridge loan was non-interest bearing and was settled on the date of the reorganization.

NOTE 6 -- RELATED PARTY TRANSACTIONS

In January 1998, common stock was issued to a company controlled by an individual and his family in exchange for available-for-sale securities valued at $628,200 before related deferred income taxes. The exchange was intended to be tax free to the shareholders. From February through August 1998, the Company sold those securities in taxable transactions back to the related party company for cash in the amount of $628,200.