Form 10QSB
period 1998-09-30
MICROPOINT INC
filed 1998-11-16
CIK 925660

                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                      ______________________

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

        For the Quarterly Period Ended September 30, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 1998: 15,929,808.

                  PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
               CONDENSED CONSOLIDATED BALANCE SHEET
                            UNAUDITED

                                            September 30,    December 31,
ASSETS                                        1998              1997
                                          ---------------     ---------------
Current Assets
   Cash                                   $      354,158      $      106,494

   Trade accounts receivable, net of
     allowance of $0 and $151,567                385,606              45,823

   Stock subscription receivable                      -              390,000
   Inventory                                     182,895                  -
   Prepaid expenses                               50,884                  -
   Note receivable                                 1,042               4,952
   Related party receivable                           -               47,989
                                          ---------------    ----------------
            Total Current Assets                 974,585             595,258
                                          ---------------    ----------------
Property and Equipment                         1,305,062             924,696
   Less accumulated depreciation                (280,979)           (205,808)
                                          ---------------    ----------------
   Net Property and Equipment                  1,024,083             718,888
                                          ---------------    ----------------
Goodwill, Net of Accumulated Amortization
 of $71,881 and $53,911                           47,921              65,891

Deposits                                          16,279              13,279

Patents, net of accumulated amortization
 of $41,418 and $30,618                           97,158              76,702
                                          ---------------    ----------------
Total Assets                              $    2,160,026     $     1,470,018
                                          ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Trade accounts payable                  $      210,726     $       505,732
  Related party payable                            6,071              14,562
  Accrued liabilities                             76,268             398,473
  Income taxes payable                             8,314                  -
  Deferred revenue                                    -              200,000
  Notes payable                                  258,073             561,409
                                          ---------------    ----------------
            Total Current Liabilities            559,452           1,680,176
                                          ---------------    ----------------
Stockholders' Equity (Deficit)
  Preferred stock   no shares issued                  -                   -
  Common stock   $0.001 par value;
   100,000,000 shares authorized;
   15,860,279 and 9,860,279 shares
   issued and outstanding                        15,860                9,860
  Additional paid-in capital                  6,085,867            3,108,593
  Deficit accumulated during the
   development stage                         (4,501,153)          (3,328,611)
                                         ---------------    -----------------

   Total Stockholders' Equity (Deficit)       1,600,574             (210,158)
                                         ---------------    -----------------
Total Liabilities and Stockholders'
 Equity (Deficit)                        $    2,160,026     $      1,470,018
                                         ===============    =================

The accompanying notes are an integral part of these financial statements.

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            UNAUDITED

                                                                                  For the Period
                                                                                  January 5, 1995
                              For the Three Months       For the Nine Months      (Date of
                                Ended September 30         Ended September 30     Inception)
                            --------------------------  ------------------------- Through
                             1998           1997         1998        1997         Sept. 30, 1998
                           ------------  ------------  ------------  -----------  --------------
Sales                      $   957,378   $    22,925   $ 1,314,509   $  260,273   $   2,689,606
Cost of sales                  453,087         8,110       608,625       92,079       1,316,997
                           ------------  ------------  ------------  -----------  --------------
Gross profit                   504,291        14,815       705,884      168,194       1,372,609
General and administrative
  expense                      350,253       146,108     1,133,699      733,846       3,124,615
Research and development       324,887       244,183       764,709      397,362       2,684,912
                           ------------  ------------  ------------  -----------  --------------
Loss from operations          (170,849)     (375,476)   (1,192,524)    (963,014)     (4,436,918)

Interest expense                     -        (8,797)          (40)      (8,797)        (54,084)

Interest income                  5,441            -         22,028            -          32,538

Other income/expense               583       (10,831)       (2,006)     (10,831)        (42,689)
                           ------------  ------------  ------------  -----------  --------------

Net Loss Before Income Taxes  (164,825)     (395,104)   (1,172,542)    (982,642)     (4,501,153)

Provisions for income taxes         -             -             -            -               -
                           ------------  ------------  ------------  -----------  --------------

Net Loss                   $  (164,825)  $  (395,104)  $ 1,172,542)  $ (982,642)  $  (4,501,153)
                           ============  ============  ============  ===========  ==============

Basic and Diluted Loss Per
Common Share               $     (0.01)  $     (0.03)  $     (0.09)  $    (0.09)  $       (0.42)
                           ============  ============  ============  ===========  ==============

Weighted average number of
common shares used in per
share calculation           15,860,279    11,574,786    13,618,521   11,198,236      10,630,695
                           ============  ============  ============  ===========  ==============


The accompanying notes are an integral part of these financial statements.

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            UNAUDITED

                                                                                For the Period
                                                                                January 5, 1995
                                                  For the Nine Months         (Date of Inception)
                                                     Ended September 30,            Through
                                              -------------------------------      Sept. 30
                                                  1998             1997               1998
                                              ---------------  --------------  -----------------
Cash Flows From Operating Activities
   Net loss                                   $   (1,172,542)  $    (982,642)  $     (4,501,153)
   Adjustments to reconcile net loss to
     net cash used by operating activities:

   Depreciation and amortization                     103,941         161,815            399,791
   Stock issued for services                              -               -             200,000
   Changes in operating assets and liabilities:
      Accounts receivable                           (339,783)        (20,516)          (249,565)
      Inventory                                     (182,895)             -            (182,895)
      Accounts payable                              (295,006)        273,457             31,912
      Accrued liabilities                           (316,134)        (54,098)           (21,400)
      Deferred revenue                              (200,000)        200,000             (6,163)
      Other assets                                   (50,685)            180            (48,835)
                                              ---------------  --------------  -----------------
         Net Cash Used By Operating Activities    (2,453,104)       (421,804)        (4,378,308)
                                              ---------------  --------------  -----------------
Cash Flows From Investing Activities
      Payments to Flexpoint prior to acquisition          -               -            (268,413)
      Cash paid to acquire Tamco                          -               -             (25,000)
      Collection of receivable from escrow agent      64,825              -              64,825
      Payments for the purchase of property
        and equipment                               (388,366)        (90,000)        (1,009,900)
      Proceeds received from sale of securities
        available-for-sale                           434,568              -             434,568
      Investment in patents                          (31,256)        (11,769)          (102,551)
      Payments received from related parties          33,427              -              33,427
      Other                                               -               -               3,138
      Net cash received from Nanotech acquisition  1,492,906              -           1,492,906
                                               --------------  --------------  -----------------
         Net Cash Used By Investing Activities     1,606,104        (101,769)           623,000
                                               --------------  --------------  -----------------
Cash Flows From Financing Activities
      Proceeds from the issuance of common stock          -          400,375          2,933,000
      Cash payments to officers to repurchase stock       -          (50,000)           (50,000)
      Cash paid for offering costs                        -               -            (123,020)
      Proceeds from borrowings                            -         (176,416)           303,960
      Principal payments of long-term debt          (295,336)        (10,000)          (340,751)
      Proceeds of bridge loan                      1,000,000              -           1,000,000
      Proceeds from stock subscription receivable    390,000              -             390,000
      Proceeds from related party notes                   -           39,562             60,208
      Principal payments of related party notes           -               -             (63,931)
                                               --------------  --------------  -----------------
         Net Cash Provided By Financing
          Activities                               1,094,664         556,353          4,109,466
                                               --------------  --------------  -----------------
Net Change In Cash                                   247,664          32,780            354,158

Cash at Beginning of Period                          106,494             761                 -
                                               --------------  --------------  -----------------
Cash at End of Period                          $     354,158   $      33,541   $        354,158
                                               ==============  ==============  =================

The accompanying notes are an integral part of these financial statements.

<PAGE > 5

NOTE 1   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES

Principles of Consolidation       The accompanying consolidated financial
statements include the accounts of Sensitron, Inc. (Sensitron) for all periods prsented and the accounts of Micropoint Inc. (formerly Nanotech Corporation), Flexpoint, Inc. (Flexpoint) and Technology and Machine Company, Inc. (Tamco) from the dates of their acquisitions in 1995 through September 30, 1998.
These entities are collectively referred to as "the Company". All significant intercompany transactions and account balances have been eliminated in consolidation.

Nature of Operations    Sensitron Inc.  was  incorporated under the laws of
the State of Utah on January 5, 1995. Upon its formation, the Company began operations and is a development stage enterprise engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology owned by Sensitron. Sales have principally been to automobile component manufacturers and toy manufacturers.

Nanotech Corporation (now Micropoint) was incorporated in June 1992 as a shell corporation looking for investment opportunities. On December 30, 1997, Sensitron entered into an agreement with Micropoint, Inc. ("Micropoint,) whereby Sensitron Acquisition Corporation, a newly-formed wholly-owned subsidiary of Micropoint, was to be merged into Sensitron. The agreement required Micropoint to raise capital of approximately $3,000,000 in a private placement before the merger was to occur. The $3,000,000 was raised and the merger was consummated in April 1998. As a result, the Sensitron shareholders became the majority shareholders of the Company in a transaction intended to qualify as a tax-free reorganization. The merger has been accounted for by the purchase method of accounting with the acquisition at Micropoint's historical cost; therefore, no goodwill has been recognized for this transaction.

Use of Estimates   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Interim Financial Statements   The accompanying consolidated financial
statements at September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the nine months period ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

These financial statements include modifications and reclassifications from the interim unaudited statements included in Form 10QSB as of June 30, 1998. None of these modifications or reclassifications are material to the financial position or results of operations of the Company.

Business Condition   The accompanying financial statements have been prepared
in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered losses from operations and has had negative cash flows from operating activities during the years ended December 31, 1997 and 1996 and cumulative from inception through September 30, 1998, which conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve profitable operations. The Company has negotiated a significant contract to supply flexible sensors to an automobile component manufacturer, which, if successful, would provide significant revenue to the Company. Management believes this and other similar potential contracts will provide sufficient cash flows for the Company to continue as a going concern and to ultimately establish profitable operations.

Fair Values of Financial Instruments   The amounts reported as cash, accounts
receivable, accounts payable, and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements. The Company's investments in securities were sold during the nine months ended September 30, 1998. Total proceeds from the sale of securities were $434,568 with gross realized gain of $711. The net realized gain is included as other income in the accompanying statements of operations.

Concentration of Risk and Major Customers   At September 30, 1998 the Company
had cash in excess of insured limits. The concentration of business in one-industry subjects the Company to a concentration of credit risk relating to trade accounts receivable. The Company relies on large production contracts for its business and generally does not require collateral from its customers with respect to the Company's trade receivables.

Inventory   The Company values its inventory at the lower of cost or market.
Cost is determined using the first-in, first-out method.

Property and Equipment   Property and equipment is stated at cost.  Additions
and major improvements are capitalized while maintenance and repairs are charged to operations. Upon retirement, sale or disposition, the cost and accumulated depreciation of the items sold are eliminated from the accounts, and any resulting gain or loss is recognized in operation. Depreciation is computed using the straight-line and the double-declining-balance methods and is recognized over the estimated useful lives of the property and equipment, which are five to seven years.

Long-Lived Assets   The realization of non-current assets is evaluated
periodically when events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based upon various analyses and significant management judgement. No impairment losses were required to be recognized in the accompanying financial statements.

Revenue Recognition   Revenue from the sale of products is recorded at the
time of shipment to the customers. Revenue from research and development contracts is recognized as the contracts are completed. Revenue from contracts to license the Company's technology to others is deferred until all conditions under the contracts are met by the Company and then recognized as revenue over the remaining term of the contracts. As of December 31, 1997 the Company had $200,000 in deferred revenue from a licensing agreement with Ohio Art. During the each of the second and third quarters of 1998, the Company recognized $100,000 in licensing revenues.

Stock-Based Compensation   Stock-based compensation arising from granting
stock options to employees is measured by the intrinsic-value method. This method recognizes compensation expense based on the difference between the fair value of the underlying common stock and the exercise price on the date granted. The Company also presents pro forma results of operations assuming compensation had been measured by the fair-value method.

Basic and Diluted Loss Per Share   In 1997, the Company adopted Statement of
Financial Accounting Standards ("SFAS") No.128, Earnings Per Share. Statement No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. Loss per share for all periods presented was restated; however, the effect of the change to loss per share for those periods was not material.

Basic loss per common share is computed by dividing net loss by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable commons shares would decrease the loss per share and have been excluded from the calculation.

NOTE 2   PROPERTY AND EQUIPMENT

At December 31, 1997 and September 30, 1998, property and equipment consisted of the following:

                                     September 30,1998     December 31, 1997
                                     -----------------     -----------------
Furniture and fixtures               $        189,449      $        152,140
Machinery and equipment                       546,818               391,672
Office equipment                              190,042               104,062
Software                                       29,029                24,650
Leasehold improvements                        349,724               252,172
                                     -----------------     -----------------
                Total                $      1,305,062      $        924,696
                                     ================      =================

Depreciation expense for the nine months ended September 30, 1998 and 1997 was $75,146 and $97,538 respectively.

NOTE 3   OTHER ASSETS

Costs to obtain patents have been capitalized and are being amortized over a five year period. The Company currently has the rights to several patents. The Company is in the process of developing new patents and protecting its existing patents internationally. Costs associated for the development of these new patents have are capitalized. The Company does not amortize any patents until they have been perfected. The total patent cost capitalized as of September 30, 1998 and December 31, 1997 was 138,576 and $107,320,
respectively, of which $62,583 relates to perfected patents. Amortization expense for the nine months ended September 30, 1998 and for the year ending December 31, 1997 was $10,800 and $12,021, respectively.

Goodwill associated to the acquisition of Tamco is being amortized over five years using the straight-line method. The carrying value of goodwill was $23,921 and $35,881 as of September 30, 1998 and 1997, respectively. Amortization expense for the nine months ending September 30, 1998 and1997 was $8,970.

Deposits of $16,279 and $13,279 are included in other assets at September 30, 1998 and December 31, 1997. The increase in deposits is due to a payment of $2,500 for use of equipment and $500 on deposit with Federal Express Company.

NOTE 4   LICENSE AGREEMENT

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

Under the agreement, the Company guaranteed that it would deliver flexible potentiometers in marketable quantities to the licensee by June 1, 1998, and if this condition was not met, it would return any amounts received under the licensing agreement. Accordingly, recognition of the $200,000 licensing fee received by December 31, 1997 was deferred at that date. As of September 30, 1998 the Company has met all of its obligations under the agreement and therefore has recognized the full $200,000 as licensing revenues. Additional payments received in the future will be recognized as revenue evenly over the period associated with the payments received.

NOTE 5   CASH FLOW INFORMATION

Supplemental Cash Flow Information Cash payments for interest were $40 and none during the three and nine months ended September 30, 1998 and $8,797 during both of the same periods in 1997. Due to the cash proceeds generated from the acquisition of Nanotech, the Company has earned $22,028 in interest for the nine months ending September 30, 1998 compared to $0 for the same period last year.

Noncash Investing and Financing Activities   In connection with the
reorganization of Sensitron, Inc. on April 11, 1998 the Company acquired all of the common stock of Nanotech Corporation. In conjunction with this acquisition, liabilities were assumed as follows:

      Fair value of assets acquired                   $    1,991,589
      Advances from Nanotech prior to acquisition          1,000,000
      Fair value of common stock issued in acquisition    (2,983,275)
                                                      ===============
            Net liabilities assumed                   $        8,314

On September 26, 1995, the Company acquired all of the common stock of Tamco. In connection with this acquisition, liabilities were assumed as follows:

      Fair value of assets acquired, including
        goodwill of $119,802                          $      170,000
      Cash paid in acquisition                               (25,000)
      Fair value of stock issued in acquisition              (60,000)
                                                      ---------------
             Net liabilities assumed                  $       85,000
                                                      ===============

On September 26, 1995 the Company acquired all of the common stock of Flexpoint in exchange for 5,395,000 shares of common stock of the Company. The following assets and liabilities were acquired at their historical cost basis:

      Historical cost of assets acquired              $      174,229
      Advances to Flexpoint prior to acquisition            (268,413)
                                                      ---------------
             Net liabilities assumed                  $      (94,184)
                                                      ===============

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

During the year ended December 31, 1997, $111,816 of notes payable were issued to acquire leasehold improvements. The Company issued 110,672 shares of common stock upon conversion of $53,952 of accounts payable and notes payable. Common stock was redeemed from officers in exchange for $50,000 of cash and $150,000 of notes payable. The Company issued common stock in exchange for stock subscription receivables totaling $390,000.

NOTE 6   EMPLOYMENT AND COMPENSATION AGREEMENTS

During the period ended December 31, 1995, the Company entered into employment agreements with four officers. Two of the agreements included annual base salaries of $50,000 and $75,000, respectively. Both agreements were renewed for one year under the terms of the agreement. Effective August 26, 1997, both officers resigned from the Board of Directors and sold 6,308,666 shares of common stock to the Company for approximately $0.03 per share (see Note 8). As part of the settlement agreement, one of the officers was granted options to acquire 650,000 shares of common stock at $0.30 per share and 325,000 shares for $0.77 per share for a period of five years. One of the officers was retained as a consultant for a period of one year. Under the terms of the agreement the Company and the officers released each other from any future obligation.

An agreement with a third officer included annual compensation payments of $50,000. The agreement will expire during 1998. The fourth agreement included an annual base salary of $90,000 during the first year of employment and $120,000 a year thereafter. This agreement had an initial term of three years and included a $30,000 signing bonus. On December 31, 1997, this agreement was extended for an additional two years, through December 31, 2000. Under the terms of the agreement, the officer was granted options to purchase 650,000 shares of common stock at $0.77 per share.

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

NOTE 7   NOTES PAYABLE   Notes payable consisted of the following as of
September 30, 1998 and December 31, 1997

                                                                        September   December
                                                                        30,  1998   31, 1997
                                                                      ------------ ------------
8% note; payable in quarterly payments of $7,083 through April 1,
   1998; unsecured                                                    $       -    $    49,585
8.5% promissory notes; convertible into common stock through
   February 28, 1998 at $0.93 to $1.23 per share; due March 28
   1998; secured by equipment                                             200,000      200,000
Non-interest bearing notes; unsecured; issued for cash and
   leasehold improvements; terms for repayment have not
   been established                                                         8,073      105,791

Non-interest bearing notes payable to former shareholders; issued in
   redemption of common stock; paid February 1998                              -       145,000
18% note payable; guaranteed by shareholders; convertible into
   common stock at $0.93 per share; due October 17, 1998                   50,000       50,000
Other notes                                                                    -        11,033
                                                                       -----------  ------------
            Total Notes Payable                                        $  258,073   $  561,409
                                                                       ===========  ============

As of September 30, 1998 management believes $250,000 of the notes payable will be converted to common stock prior to year end 1998; therefore, no interest accruals have been made.


NOTE 8   STOCKHOLDERS' EQUITY

In connection with the reorganization agreement with Sensitron, the Company's common stock was split 13-for-1 on April 11, 1998. All references to shares in these financial statements reflect the change in the number of shares outstanding for all periods presented.

In January 1995, an officer and shareholder assigned certain patents to the Company as an additional contribution to capital of $22,232. No additional shares were issued to the shareholder for the contribution.

On March 18, 1996, the Company entered into a share purchase agreement whereby the Company agreed to issue 1,957,111 shares of its common stock for $1,300,000 in a private placement offering. The proceeds were received and the shares were issued throughout 1996 as required by the Company's cash flow needs. Offering costs incurred in connection with the offering were $246,547. The deferred offering costs consist primarily of legal and audit fees related to the preparation of the private placement memorandum.

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

NOTE 9   STOCK OPTIONS

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

                                  For the nine      Years Ended December 31,
                                  Months Ended    ---------------------------
                                  Sept. 30, 1998       1997         1996
                                  ---------------  ------------  ------------

Net Loss
      As reported                 $   (1,172,542)  $(1,541,058)  $ (1,417,297)
      Pro forma                       (1,320,095)   (1,567,655)    (1,465,469)
Primary and Diluted Loss per share
      As reported                 $        (0.09)  $     (0.13)  $      (0.12)
      Pro forma                            (0.10)        (0.13)         (0.12)

                                  For the nine       Years Ended December 31,
                                  Months Ended     --------------------------
                                  Sept. 30, 1998       1997         1996
                                  ---------------  ------------  ------------
Weighted -Average Assumptions:
      Divided yield                         0.0%           0.0%           0.0%
      Expected volatility                  62.7%           0.0%           0.0%
      Risk-free interest rate               5.0%           5.0%           5.0%
      Expected life of options, in years    5.0            4.5            5.0

A summary of the status of stock options as of September 30, 1998 and December 31, 1997 and 1996 and changes during the periods ended on those dates is presented below:

                                                     Options Outstanding
                                   --------------------------------------------------------------
                                    September 30, 1998    December 31, 1997     December 31, 1996
                                   -------------------   --------------------  ------------------
                                             Weighted-              Weighted-           Weighted-
                                              Average                Average             Average
                                              Exercise               Exercise            Exercise
                                   Shares      Price      Shares      Price     Shares     Price
                                  ---------- --------- ------------ --------- ---------- --------
Outstanding at beginning of period 5,042,050 $   0.42   1,455,350   $   0.60   1,443,000 $   0.60
Granted                              270,000     0.56   3,651,700       0.35      12,350     0.77
Exercised                            (4,445)
Forfeited                                -         -     (65,000)       0.77          -       -
                                  ----------           ------------           ----------
Outstanding at end of period       5,307,605     0.40   5,042,050       0.42   1,455,350     0.60
                                  ==========           ============           ==========
Options exercisable at end
  of period                        3,247,109     0.38   3,059,550       0.40     935,650     0.51
                                  ==========           ============           ==========
Weighted-average fair value of
options granted during period                $     -                $     -              $   0.17
                                             ========               ========             ========

The following table summarized information about stock options outstanding at September 30, 1998

                 Outstanding                                               Exercisable
-----------------------------------------------------------------  -----------------------------
                   Weighted Average
Range of         Number       Remaining         Weighted Average   Number       Weighted Average
Exercise Prices  Outstanding  Contractual Life  Exercise Price     Exercisable  Exercise Price
---------------  -----------  ----------------  -----------------  -----------  ----------------
         $0.15       846,555         3.9 years              $0.15      866,555             $0.15
          0.30       650,000         1.9                     0.30      650,000              0.30
          0.38     1,852,500         3.9                     0.38      455,000              0.38
          0.46       780,000         1.6                     0.46      780,000              0.46
          0.75       205,000         4.9                     0.75       62,004              0.75
          0.77       953,550         3.2                     0.77      433,550              0.77
                 -----------                                       -----------
 $0.15 to 0.77     5,287,605         3.2                     0.42    3,247,109              0.40
                 ===========                                       ===========


NOTE 10   STOCK PURCHASE WARRANTS

In connection with the acquisition of Flexpoint and Tamco during 1995, the Company issued warrants to purchase 22,750 shares of its common stock exercisable at $0.77 per share ( which was the fair value of the common stock on the date of the issuance as determined by the Board of Directors) to its outside legal counsel. Additionally, the Company issued warrants during 1995 to purchase 23,010 shares of its common stock at a purchase price of $0.77 per share to equity investors in the Company.

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

The following table summarizes information about warrants outstanding at June 30, 1998:




                                                      Weighted-Average
                        Range of         Warrants     Remaining
                        Exercise Prices  Outstanding  Contractual Life
                        ---------------  -----------  ----------------
                                $0.77        526,760          2.7 years
                                 1.15        910,000          2.2
                                         ------------
                        $0.77 to 1.15      1,436,760          2.4
                                         ============
NOTE 11  INCOME TAXES

There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset were as follows:


                                            September 30,      December 31,
                                                 1998              1997
                                            -------------      -------------
  Operating loss carry forwards               1,525,243           1,105,749
  Difference in amortization of intangibles      10,151               6,804
                                            -------------      -------------
  Total Deferred Tax Assets                   1,535,394           1,112,553
  Valuation Allowance                        (1,535,394)         (1,112,553)
                                            -------------      -------------
  Net Deferred Tax Asset                    $         -        $          -
                                            =============      =============

For tax reporting purposes, the Company had net operating loss carry forwards in the amount of $4,085,923 and $3,252,203 at September 30, 1998 and December 31, 1997, respectively, that will expire beginning in the year 2010.

The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the nine months ended September 30, 1998 and for the years ended December 31, 1997 and 1996:

                                                      For the Years Ended
                                For the Nine Months   December 31,
                                Ended Sept. 30,       ----------------------
                                1998                  1997        1996
                                -------------------   ---------- -----------
Tax at statutory rate (34%)     $         (398,664)   $(523,960) $ (481,881)
Non-deductible expenses                      7,487        9,867       9,915
Increase in valuation allowance            539,127      571,574     524,831
State tax benefit, net of federal
   tax effect                              (38,694)     (57,481)    (52,865)
Change in effective tax rate              (109,256)
                                -------------------   ---------- -----------
Net Income Tax Expense          $                     $          $
                                ===================   ========== ===========

NOTE 12   COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating lease agreements for office space. Future minimum lease payments at December 31, 1997 for the years ending December 31, 1998 and 1999 were $81,745 and $65,376, respectively. Lease expense for the nine months ended September 30, 1998 and for the years ended December 31, 1997 and 1996 was $65,925, $93,854 and $53,436, respectively.

In 1995, a third party entity loaned $35,000 to a former officer of the Company as a personal loan. This entity has made a claim against the former officer for repayment of the advance and for other consideration. The Company may be required to provide compensation to the former officer sufficient to settle the claim on behalf of the former officer. Management believes, after consulting with legal counsel, that resolution of this claim may result in a cost of approximately $52,000 to the Company. This amount has been accrued in the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997.

In February of 1998, a unrelated third party filed suit against the Company alleging it provided investment banking and financial advisory services pursuant to an agreement with the Company. The plaintiff claims to have sustained damages for breach of contract and seeks damages in the amount of 6.5% of financing obtained from an equity investor, plus the issuance of a warrant to purchase a 2% equity ownership interest in the Company at a price of $5.00 per share. In addition, the plaintiff is seeking punitive damages of $5,000,000. The Company answered the complaint in March 1998 and the action is in the discovery stage. The Company has been and continues to contest the case vigorously. Given the early stage of the action, legal counsel for the Company is unable to provide any evaluation of the likelihood of an unfavorable outcome, if any, or the amount or range of potential loss. Management believes, after consulting with legal counsel, that there is only a remote possibility that the Company will be subject to a punitive damage award under the suit. Management has tendered $75,000 to the plaintiff to completely settle the action and Management maintains that the most the Company owes the Plaintiff is $75,000. The Company has recorded $75,000 as an expense relating to this action in the accompanying statement of operations during the year ended December 31, 1997.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended March 31, 1998 and the financial information contained in the Company's Current Report on Form 8-K, dated April 9, 1998, as amended. Wherever in this discussion the term "Company" is used, it should be understood to refer to Micropoint, Inc. ("Micropoint") and its subsidiaries on a consolidated basis, except where the context clearly indicates otherwise. Prior to the April 1998 merger wherein Micropoint acquired its subsidiary corporations (the "Merger"), Micropoint had no operations.

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

      The Company is a development stage company and, since inception, has incurred losses from operations. As of September 30, 1998, the Company had cumulative net losses totaling $4,501,153. The Company is primarily engaged in the sensor business and is currently marketing proprietary patented sensor technology know as the Bend Sensor TM technology (the "Technology"). Sensing devices can be used to measure or sense changes in deflection and are typically used to trigger an electronic device when the sensor is activated. The worldwide market for sensing devices has grown significantly as a result of better technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. Management believes this worldwide market growth will continue.

Financial Position

     The Company had $354,158 in cash as of September 30, 1998. This represented an increase of $247,664 from December 31, 1997. Working capital as of September 30, 1998, increased to $415,133 as compared to ($1,084,918) at December 31, 1997. These increases were largely due to the completion of a private placement of securities by the Company that closed in April 1998.

Results of Operations

      During the three months and nine months ended September 30, 1998, the Company had total operating revenues of $957,378 and $1,314,509, respectively, comprised primarily of product sales and engineering fees; compared with total operating revenues of $22,925 and $260,273 for the comparable periods from the prior year, comprised primarily of product sales and engineering fees.

      In May 1997, the Company entered into a License Agreement (the "License Agreement") whereby the Company granted to Ohio Art the exclusive worldwide right to sell products incorporation the Technology in the toy, traditional games and video game markets. The License Agreement provided for certain up front fees and minimum royalties in order for Ohio Art to maintain such exclusive rights. A substantial amount of the Company's product sales for the three and nine ended September, 1998 and 1997, were derived under the License Agreement. In the nine months ended September 30, 1998, the Company had orders for over 6,000,000 toy sensors and had invoiced and collected over $700,000 relating thereto. However, the toy industry is cyclical. As a result, the Company expects that revenues generated under the License Agreement will be greater in the second and third quarters in any given year. In addition, there is no assurance that the Company will secure additional orders or that these sales levels will be achieved in future years.

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

     General and administrative expenses were $350,253 and $1,133,699 for the three and nine months ended September 30, 1998, respectively, compared with $146,108 and $733,846 for the comparable periods from the prior year. The increase in expenditures between the 1998 and 1997 periods resulted primarily from increases in salary and wage expenses as a result of hiring additional accounting, management and clerical employees and increases in advertising and consulting expenses. General and administrative expenses during 1997 were also limited by a lack of available funds.

     Research and development expenses were $324,887 and $764,709 for the three and nine months ended September 30, 1998, respectively, compared with $244,183 and $397,362 for the comparable periods from the prior year. The increase in expenditures between the 1998 and 1997 periods resulted primarily from increases in salary and wage expenses as a result of hiring additional engineering personnel and increases in consulting, equipment and software costs. Research and development expenses were also limited in 1997 by a lack of available funds.

     Net interest and other income was $6,024 and $20,022 for the three and nine months ended September 30, 1998, respectively, compared with $(10,831) for the comparable periods from the prior year. The difference in net interest and other income between said periods relates mainly to interest earned on funds on deposit. As funds on deposit have increased so has the net interest income.

Liquidity and Capital Resources

      To date, the Company has financed its operations principally through private placements of equity securities and product sales. The Company generated $4,109,466 in net proceeds through financing activities from inception through September 30, 1998. The Company used net cash in operating activities of $2,453,104 during the nine months ended September 30, 1998. As of September 30, 1998, the Company's liabilities totaled $559,452. The Company had working capital as of September 30, 1998 of $415,133.

      The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to expand facilities, complete development and bring the certain product utilizing the Technology to commercial viability and the level of sales of and marketing for the Company's products. The Company believes that existing funds and funds generated from sales will be sufficient to support the Company's operations through 1998. With the award of the Supply Agreement, the Company will need to materially increasing spending for additional facilities, equipment and personnel. At a minimum the Company will need $5,000,000 in additional funding to support its operations during 1999 and the Company needs at least $8,000,000 in additional funding during 1999 to fully execute its business plan.

     The Company is working to obtain this additional funding from several sources, but it has no firm commitments with respect thereto and there can be no assurance that additional funding will be available to the Company on commercially reasonable terms or in the necessary amounts. Any inability to obtain additional financing in the amounts described above will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

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

                   PART II   OTHER INFORMATION

Item 1.  Legal Proceedings.

         No change from descriptions contained in the Company's quarterly report on Form 10-Q for the period ended June 30, 1998.

Item 2.  Changes in Securities.

         In August, 1998, stock options were exercised under the Company's Omnibus Stock Option Plan to acquire 4,445 shares of the Company's common stock for total proceeds of $720. The common stock was issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1993, as amended.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Securityholders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.


      (a)
                        INDEX TO EXHIBITS


EXHIBIT NO.          DESCRIPTION OF EXHIBIT
----------           ----------------------

2.1 Agreement and Plan of Reorganization (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated April 9, 1998).

3(i).1               Restated Certificate of Incorporation of Micropoint.

3(i).2               Articles of Incorporation of Sensitron, Inc.
                     (Incorporated by reference to Exhibit 3(i).3 of the Company's Annual Report on Form 10-KSB, dated March 31,
                     1998).

3(i).3               Articles of Incorporation of Flexpoint, Inc.
                    (Incorporated by reference to Exhibit 3(i).4 of the
                     Company's Annual Report on Form 10-KSB, dated March 31,
                     1998).

3(i).4 Articles of Incorporation of Technology and Machine Company, Inc. (Incorporated by reference to Exhibit 3(i).5 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

3(ii).1              Restated and Amended Bylaws of Micropoint.

3(ii).2              Bylaws of Sensitron, Inc. (Incorporated by reference to
                     Exhibit 3(ii).2 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

3(ii).3              Bylaws of Flexpoint, Inc. (Incorporated by reference to
                     Exhibit 3(ii).3 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

3(ii).4              Bylaws of Technology and Machine Company, Inc.
                     (Incorporated by reference to Exhibit 3(ii).4 of the Company's Annual Report on Form 10-KSB, dated March 31,
                     1998).

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

27.1                 Financial Data Schedule

      (b)      Reports on Form 8-K:

      A Form 8-K was filed on July 20, 1998 reporting on the Supply Agreement.

      A Form 8-K/A was filed on September 10, 1998 amending a Report on Form 8-K reporting on the April 1998 reorganization.

                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MICROPOINT, INC.

Date: 11/13/98        By     /s/ Douglas M. Odom
                             -----------------------
                             Douglas M. Odom
                             President, Chief Executive Officer, Director



Date: 11/13/98     By    /s/ Thomas N. Strong
                            ------------------------
                             Thomas N. Strong
                             Chief Accounting Officer