Form 10KSB
period 1998-12-31
MICROPOINT INC
filed 1999-03-16
CIK 925660

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549
                      ______________________

                           FORM 10-KSB

                      Annual Report Pursuant
                  to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                    For the fiscal year ended
                        December 31, 1998

                      Commission file number
                             0-24368

                         MICROPOINT, INC.
      (Exact name of registrant as specified in its charter)

       Delaware                                           87-0620425
(State or other jurisdiction of incorporation)           (IRS employer
                                                       identification no.)

6906 South 300 West Midvale, UT 84047                  (801) 568-5111
(Address of principal executive offices)       (Registrant's telephone number,
                                                       including area code)

   Securities registered pursuant to Section 12(g) of the Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------
Common Stock, $.001 Par Value                        None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes xx No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The issuer's revenues for its most recent fiscal year were $1,915,628.

     The aggregate market value of the voting stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of March 3, 1999 was $83,172,782.

     The number of shares outstanding of the issuer's Common Stock as of March 3, 1999 was 16,506,408, $.001 par value.

Micropoint, Inc.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB YEAR ENDED December 31, 1998


                              PART I

Item 1. Description of Business..........................................  3
Item 2. Description of Properties........................................  9
Item 3. Legal Proceedings................................................ 10
Item 4. Submission of Matters to a Vote of Security Holders.............. 10

PART II

Item 5. Market for Common Equity and Related Stockholder Matters......... 12
Item 6. Management's Discussion and Analysis or Plan of Operation ....... 13
Item 7. Financial Statements............................................. 19
Item 8. Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure............................................. 19

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act................ 20
Item 10. Executive Compensation.......................................... 21
Item 11. Security Ownership of Certain Beneficial Owners and Management.. 23
Item 12. Certain Relationships and Related Transactions.................. 24
Item 13. Exhibits and Reports on Form 8-K................................ 25

                              PART I

Item 1. Description of Business.

Company Background

     The registrant was incorporated in 1992 as a Delaware corporation under the name Nanotech Corporation. The registrant had no operations until April 1998. On that date, the registrant acquired Sensitron, Inc. ("Sensitron"), a Utah corporation, through a merger with a subsidiary of the registrant (the "Acquisition"). The registrant changed its name to "Micropoint, Inc." ("Micropoint") and Sensitron became a wholly owned subsidiary of Micropoint. At the closing of the Acquisition, the officers and directors of Micropoint resigned and the nominees of Sensitron were appointed as the officers and directors of Micropoint. In addition, the outstanding securities of Sensitron became outstanding securities of Micropoint. Prior to the Acquisition, neither Sensitron nor any affiliate of Sensitron had an interest in Micropoint. Sensitron is engaged in the business, through Flexpoint, Inc. ("Flexpoint") and Technology and Machine Company, Inc. ("Tamco") which are wholly owned subsidiaries of Sensitron, of developing manufacturing and marketing
proprietary patented sensor technology know as the Bend Sensor   technology
(the "Technology"). Except as otherwise stated or implied by the context, all references to the "Company" herein will be deemed to refer to Micropoint, Sensitron, Flexpoint and Tamco on a consolidated basis.

      Sensitron and Flexpoint were incorporated in 1995 as Utah corporations. Since 1995 Flexpoint has been engaged in the research and further development of the Technology. The Company has five issued United States patents and five additional pending applications for patents in the United States. The Company has one issued patent in Canada and has four patent applications pending in foreign countries which are based upon one application under the Patent Cooperation Treaty. All of the patents and patent applications relate to the Technology and are licensed to Flexpoint. The Technology measures changes in deflection and allows for electronic devices to respond to such changes by registering a signal or other response. The Company has entered into an exclusive agreement to use, sell and sublicense the Technology with Ohio Art, Inc. (manufacturers of Etch-A-Sketch) with respect to the toy industry. The Company has also entered into a Purchase and Supply Agreement with Delphi Automotive Systems ("Delphi") for the Company to supply its proprietary sensor mats to Delphi for integration into a weight based suppression system for use with automobile air bags. See "Production Contracts and Specific Applications. Management believes the potential market for the Technology also includes using the Technology in automobile horn assemblies, instrument switches, computer switch devices, industrial control devices, instrument controls, medical devices, surgical equipment and in other products.

     Tamco was incorporated in 1990 as a Utah corporation. Tamco is a manufacturing and machining company which machines metal parts and injection molds based on custom orders for third parties. Generally, Tamco receives orders for molds and tools then used by Tamco's customers to produce a final product. The Company uses Tamco to perform machining and manufacturing for Flexpoint products and for its manufacturing facilities. Tamco also operates its third party business to the extent that excess capacity remains after servicing Flexpoint.

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

     The Company believes that the sensing devices that are most likely to compete with the Technology are force transducer sensors and certain fiber optic sensors. Management believes, however, that force transducer sensors are not as reliable as the Technology and that they are not capable of measuring the same range of motion as the Technology. The Company also believes that fiber optic sensors are not as cost effective as the Technology.

The Bend Sensor(R) Technology

     The Technology is a potentiometer product consisting of a coated substrate such as plastic that changes in electrical conductivity as it is bent. Electronic systems can connect to the sensor and measure with fine detail the amount of bending or movement that occurs. Certain applications of the Bend Sensor(R) potentiometer have been patented, including automobile horn switches. Other patents applications, such as accelerometers, automobile seat sensors and function controls, are pending.

     An example of a potentiometer application is one where a sensor is attached to a door. As the door is opened one can measure how far the door has opened and how fast it is moving. Management believes the Technology is lightweight, small, easily packaged and reliable. The breadth of the applications for products incorporating the Technology are very broad and can be utilized in a wide variety of industries.

     A typical potentiometer functions through the means of metal contacts swiping or rubbing across a resistive element. The Bend Sensor(R) potentiometer is a single layer with no mechanical assembly making it more reliable, significantly smaller and lighter weight than mechanical potentiometers. Management believes many sensor applications can be improved using the Technology and utilization of the Technology will result in new products and new sensor applications.

Production Contracts and Specific Applications

     Toy Applications

     In May, 1997 the Company entered into a License Agreement (the "License Agreement"). Whereby the Company granted to Ohio Art the exclusive right to sell products incorporating the Bend Sensor(R)Technology in the toy, traditional games and video markets. The License Agreement provided for certain up front fees and minimum royalties in order for Ohio Art to maintain such exclusive rights. In 1998 the Company produced over 7,000,000 toy sensors and approximately $1,580,000 in revenues in connection with the License Agreement, which includes both manufacturing revenues and royalty payments. Presently, there are three different toy products that utilize the Technology which toys are manufactured by Irwin Toys Limited, Toy Biz, Inc. and Ohio Art Company. These toys can now be found at major retailers, including Target, Wal-Mart and Toys R Us. Certain toy customers, however, have indicated that they will be getting out of the plush toy business and/or will not be manufacturing products using sophisticated sensor systems. As a result, the Company believes that revenues under the License Agreement and from the toy industry will be less during 1999 than during 1998. There can be no assurance as to what level, if any, of sales that the Company will secure in future years.

     Air Bag Applications

     According to the National Highway Transportation Safety Administration ("NHTSA"), deaths of at least 130 children and small adults, mostly women, have been attributed to passenger-side air bags from their speed and force of inflation. This toll is expected to rise to one death per week by the turn of the century, by which time passenger-side air bags will be mandatory on all cars and light trucks sold in the United States. An article in Pediatrics, Vol. 102, No. 1 (July 1998), reprints a study from the Harvard Center for Risk Analysis concluding that "it is apparent that more lives of children are being lost than saved because of passenger-side air bags." NHTSA now requires bold warning labels on all vehicles equipped with passenger-side air-bags stating that "Children 12 and under can be killed by an air bag."

     Automakers and regulators agree that smart air bag systems are the solution. Smart air bag systems are those that can detect not only the presence of a seat occupant, but also the size and positioning of the seat occupant. This data is used to tailor the speed and force of the air bag deployment to the seat occupancy conditions at the time of impact. Reliable analog seat sensors such as the Bend Sensor(R) technology are a key component of the system.

     In November and December 1997, seat sensor applications of the Technology for use in smart air bag systems were showcased by Lear Corporation in Germany, France and Spain. Other European corporations have since expressed interest in the seat sensor applications. In February 1998, Lear demonstrated the seat sensor applications of the Technology in a new system that is currently being shown around the world.

     General Motors, Ford, Chrysler, TRW, Lear, Takata, Magna, Allied Signal, Autoliv, Johnson Controls, Siemens, and Delphi have asked Flexpoint to demonstrate its Bend Sensor(R) Technology in seat occupant detection applications. Response has been positive. The sensor can distinguish between an infant car seat and an adult passenger and deactivate an air bag when a person under 60 pounds or a car seat is in the seat. The market opportunity is tremendous considering a market of 15,000,000 vehicles in North America and 55,000,000 worldwide.

     In June 1998, the Company entered into a Purchase and Supply Agreement (the "Supply Agreement") with Delphi Automotive Systems ("Delphi") for the Company to supply its proprietary sensor mats to Delphi for integration into a weight based suppression system as a critical part of a smart air bag system. The Supply Agreement provides that such sensor mats will be supplied to General Motors, through Delphi. The Company's sensor mat system is in the final stages of development. After development is completed, of which there can be no assurance, the Company could have over $135,000,000 in sales under the Supply Agreement based on estimates that were produced jointly by Delphi and the Company. Delphi is not obligated under the terms of the Supply Agreement, however, to purchase any minimum number of sensor mats and there can be no assurance that the Supply Agreement will result in a material amount of sales. As of the date of this filing, the Company had not entered into any firm agreement for a continued supply of Bend Sensor(R) products that are currently in effect. Although management is highly confident that significant contracts can be obtained, there can be no assurance as to future sales levels of Bend Sensor(R) products.

     Automobile Horn Applications

     The Company has also developed a automobile horn application of the Technology. Traditional automobile horn assemblies, when receiving pressure on any part of the horn assembly surface, activate the horn control system. On current airbag configurations, horn switches are generally placed on sides of the column. Because the Flexpoint switch is a thin sheet of screen printed plastic that can be laminated between the airbag assembly and a flexible cover to the steering wheel, the device can be placed over the airbag assembly on the steering wheel in place of the traditional switch that has been placed on the side of the airbag assembly. All products will be integrated with electronic assembly counterparts in their configuration. The Company has not entered into any sales, license or distribution agreements with respect to the horn application that are currently in effect. The Company has two patents relating to the horn switch assembly.

     Other Applications

     Management believes the potential market for the Technology includes using the Technology to replace or upgrade devices used in industrial control systems, medical equipment and instrumentation, computer peripherals, automotive transmission equipment, commercial vending equipment and other devices. The Company intends to further identify applications of the Technology in numerous fields and industries. A core sales strategy is to seek applications of the Technology to products used by customers that emphasize functionality, reliability, quality, and user convenience.

Business Strategy

     Management believes that its success will depend upon its ability to coordinate its product design, manufacturing, distribution and service strategies in a long-term business model. A sales strategy of the Company is to offer a line of standard sensor products with corresponding hardware and software to facilitate ease of implementation of the Technology into a customers system. The standard product line is expected to be sold through manufacturer's reps, distributors and the internet. The Company will further seek to expand its product offering to include substantially complete value-added assemblies. The Company will continue to consider licensing and/or partnership arrangements as it has done with Ohio Art and Delphi. The Company anticipates selling primarily to original equipment manufacturers ("OEMs") initially in the United States and eventually worldwide. For the international and smaller volume domestic customers, the Company plans to contract, sell and distribute its products through various manufacturer representatives and distributors.

     Since the Company's intended customers are typically technology companies, the design phase of the sales cycle is extremely important. The Company anticipates that the OEM will typically approach the Company with a conceptual product requiring the Company to produce a prototype. The prototype will then be tested in the environment in which the ultimate product will be placed. During this process, customer contact with the Company's application engineers and internal sales support individuals will be critical for a successful design to occur.

     In the long term the Company will attempt to add value by expanding its sensor product line through licensing, strategic agreements, and/or acquisition of other entities. It is anticipated that such diversification of sensor products will enhance the ability of the Company to offer sensor "system " solutions to its customer. These product lines, when combined, could create a much larger value added profit margin. There is, however, no assurance that such profit margins will be achieved. Eventually, by adding circuit boards, enclosures, etc., management expects to integrate to a more extensive product line.

Research and Development

     The applications of the Technology are wide spread. The Bend Sensor(R) coatings can be applied to many different substrates from metal wire to plastic film. Industries with potential applications range from aerospace to toys.

     Although the Company holds the patent to the base Bend Sensor(R) product as well as other applications there will be others working to develop competing technologies. To stay on the forefront of the technology, and to serve the needs of the customer, the Company will need to aggressively pursue improvements to existing systems and develop new systems as well. The Company spent $1,382,101 and $593,540 in research and development activities during 1998 and 1997, respectively. During 1998, $705,265 of its research and development expenses were spent to fund development of the software that will used with the smart air bag system. The Company expects to spend at least as much in 1999 as it spent in 1998 in research and development activities. There can be no assurance that the Company will be successful in pursuing improvements to existing systems and/or developing new systems.

     The Company believes that the coatings for the Bend Sensor(R) products are difficult to duplicate. The Company must develop new coatings to fit emerging customer needs and to stay ahead of the competition. There can be no assurance that the Company will be successful in developing new coatings.

Marketing, Distribution, Sales and Customers

     The Company will principally market its products to OEMs. The Company's primary marketing objectives are to generate demand for its products, enhance name recognition and support OEMs. The Company's products are expected to be purchased primarily by OEMs. The Company believes that the successful use of its products by OEMs will create additional demand for higher quantity of existing products. The Company also anticipates that the success of its existing products will allow the Company to successfully introduce new products to the market.

     The Company will seek to support OEMs through telephone access to the Company's in-house sales force and regular mailing of product. The Company will also seek to generate interests and explore additional applications to its Technology through attendance and participation at trade shows and publicity in trade magazines. The Company is developing a strategy to use value added resellers ("Var's"). Var's are independent engineering contractors that will be trained to design the Bend Sensor(R) products into systems they are responsible for. The Var's can provide applications engineering and more quickly support implementation of the Technology.

     The Company believes that its relationship with OEMs is an important part of its overall sales strategy. The Company believes that the OEMs will initiate purchase orders for its products. To date they have not done so in significant quantities. The loss of any of the major OEMs with which the Company has developed a relationship could have a significant adverse effect on its results of operations until alternative distribution channels could be established. The Company would consider contractual commitments to OEMs in exchange for fees and royalties. In addition, because the Company does not sell directly to end users, the Company is dependent, in part, on its OEM for information about retail product sales. Accordingly, any rapid cessation of purchases or switch to other companies' products by end users may not be immediately evident to the Company, and could result in increased product returns.

     The Company intends to develop a field sales force including direct employees in strategic areas and manufacturers representatives nationwide to generate OEM customers. Currently the Company is selling direct to the automotive industry and utilize outside representatives in the toy industry. Further, the Company has expanded its inside support to expand market opportunities. As the market grows in North America the Company anticipates expanding its distribution network throughout the world. There can be no assurance that the Company will be successful in developing such a sales force or in expanding its distribution network.

Manufacturing and Suppliers

     The Company currently owns equipment installed in its facility located at 6906 South 300 West, Midvale, Utah, enabling it to manufacture up to 25 million finger size Bend Sensors(R) per year. Upon completion of the build out of its newly leased facility located in the Salt Lake International Center, the Company will use the Midvale facility for Research and Development and non automotive sensor production. The Company is currently purchasing equipment to manufacture auto seat size Bend Sensors(R), sometimes referred to as the Bend Sensor(R) Mat. The equipment will be housed in the Company's newly leased facility and upon installation will be capable of producing enough auto seat size Bend Sensor(R) products to satisfy the Company's expected demand during the next three years. The equipment is being installed in anticipation of orders generated from the Supply Agreement with Delphi. There is no assurance, however, that such orders will materialize. If such orders materialize, there is no assurance that they will be on terms that are advantageous to the Company or that they will result in sufficient volume to sustain reasonable profitable levels.

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

     Certain domestic and international organizations set recognized standards for production quality and certify manufacturers who are able to comply with those standards. Those standards are commonly known in the industry as International Standards of Organization ("ISO"). There are different ISO levels. The automotive industry has embraced the ISO standards but the organization has augmented these requirements. The organization developed what is known as QS 9000 compliance for automotive suppliers. The Company is seeking QS 9000 quality certifications for its manufacturing facilities and those of its contract manufacturers. In order to obtain a QS 9000 certification, the Company must apply to the organization that sets those standards and prove to the organization that those standards have been met. Management believes it has built its operating foundation on such principles and will be able to obtain the appropriate certification within 18 months. However, there is no assurance the Company will obtain the required certification.

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

     As per management's knowledge and except as noted below, technology similar to that of the Company is not currently in production by any competitor. Management believes that the Company's products will be sufficiently distinguishable from the existing products so that it will not compete directly with existing sensor products. A majority of all sensing devices require physical contacts. The Company is aware of one other manufacturer who utilizes similar potentiometer technology, but to management's knowledge such use is not widespread. Certain force transducer sensors and fiber optic sensors are comparable to the Company's Bend Sensors(R). However, management believes that the force transducer sensor is not as reliable as the Company's Bend Sensor(R) and that the fiber optic sensors are not as cost effective as the Bend Sensor(R). As this new area grows, additional manufacturers may attempt to introduce similar products and competition could intensify.

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

Intellectual Property

     The Company regards certain of its product designs as proprietary and attempts to protect them with patents and by restricting disclosure of such as trade secrets. The Company has five issued United States patents and five additional pending applications for patents in the United States. The Company also has one issued patent in Canada and has four patent applications pending in foreign countries evolving from and based upon one application under the Patent Cooperation Treaty. All patents and patent applications relate to the Technology. The Company is aware of one potentially conflicting patent which the Company believes will not affect the Company's current or planned use of the Technology.

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

     Management believes that because of the rapid pace of technological change in its markets, legal protection of its proprietary information is less significant to the Company's competitive position than factors such as continuing product innovation in response to evolving industry standards, technical and cost-effective manufacturing expertise, effective product marketing strategies and customer service. Without legal protection, however, it may be possible for third parties to exploit commercially the proprietary aspects of the Company's products.

Business of Tamco

     Tamco is an operating manufacturing and machining company. It derives revenue from contracting machining services to third parties . Generally, Tamco receives orders for molds and tools used by Tamco's customers to produce final products. The Company uses Tamco for its manufacturing facilities and to perform machining and manufacturing for Flexpoint products and to outside parties to the extent excess capacity remains. Tamco's business is extremely competitive. Competitors range from small part-time shops to large shops with significantly greater resources.

Employees

     As of December 31, 1998, the Company had twenty-seven full-time employees and one part-time employee. The Company is also utilizing the services of outside contractors and consultants in connection with its ink, hardware and software development. The Company is spending more on its outside contractors and consultants than it spends to compensate its employees and its expects that this trend will continue through 1999. Although there is competition for qualified personnel in the business operated by the Company, to date the Company has not had significant problems recruiting and retaining qualified personnel. None of the Company's employees are subject to collective bargaining agreements, and the Company has experienced no work stoppages. Management believes that its employee relations are good.

Item 2. Description of Property.

     The Company's principal offices are located at 6906 South 300 West, Midvale, Utah, under terms of a lease which expires in October 1999, with a monthly rent of approximately $4,900. The lease covers approximately 13,000 square feet of space which is anticipated to accommodate the manufacture of up to 25 million finger size Bend Sensor(R) units per year. The physical condition of the leased property is adequate for the Company's needs.

     On November 18, 1998, the Company entered into an Industrial Space lease with Prudential Insurance Company of America for approximately 61,250 square feet of manufacturing space located at 635 North Billy Mitchell Road in Salt Lake's International Center. The Company believes that the physical condition of the property is adequate for the Company's needs. The lease expires in the year 2004 and contains an extension option for an additional three year term, with a monthly rent of approximately $20,825 per month. The lease also includes a Right of First Offer for an additional 60,000 square feet of space adjacent to the premises in two 30,000 square feet increments. Negotiations are currently underway for the additional space. The Company intends to move its headquarters and principal manufacturing facilities from its current location at 6906 South 300 West to the new International Center facility.

Item 3. Legal Proceedings.

     On February 13, 1998, Private Equity Partners LLC ("PEP") filed suit against Sensitron in the Third Judicial District Court in Salt Lake County, Utah. PEP alleges, among other things, that Sensitron owes PEP investment banking fees and warrants with respect to an agreement, and that Sensitron's refusal to pay such fees constitutes fraud. The suit seeks to obtain investment banking fees equal to 6.5% of all money raised by Sensitron, warrants to purchase 2% of Sensitron's equity, punitive damages of $5,000,000 and other relief. Discovery has been completed and both PEP and Sensitron filed Cross-Motions for Summary Judgment. The Court took the Cross-Motions for Summary Judgment under advisement on December 18, 1998 after oral arguments were presented. The parties are awaiting a decision on the Cross-Motions for Summary Judgment.

     In October, 1996, John Clayton and Blaine Taylor filed suit against Sensitron, Flexpoint and certain of their officers in the Third Judicial District Court in Salt Lake County, Utah. The suit alleges, among other things, that the plaintiffs had a binding agreement pursuant to which the bend sensor technology of Gordon Langford would be transferred to a public shell company for which the plaintiffs would raise investment capital. The plaintiffs are seeking (I) declaratory judgment that they own a 21.72% interest in the company that owns the Technology, or actual and punitive
damages, and (ii) repayment of certain costs and expenses.   The defendants
have responded that there was no binding agreement with the plaintiffs, and that in any event the plaintiffs failed to perform. The Defendants did not dispute the repayment claim and paid the plaintiffs the sum of $48,016.17 to resolve the repayment claim in full. In August of 1998, the Court granted defendants' Motion for Summary Judgment dismissing all other claims asserted by plaintiffs with prejudice, except for the remaining claim as to attorney fees. After the court rules on the remaining issue Clayton and Taylor have intimated that they will file an appeal. If an appeal is filed Sensitron intends to vigorously defend the appeal.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of stockholders on October 14, 1998, at which meeting the following proposals were presented and approved by the described vote.

     The first proposal was to amend the Certificate of Incorporation to provide that the board of directors of Micropoint to consist of three classes of directors, with one class elected at each annual meeting of the stockholders for a term of three years. 10,789,187 shares for the proposal and 0 shares voted against the proposal.

     The second proposal was to elect the nominee directors. The following person received the following number of votes for director:

                                     Number of votes
                       ------------------------------------------------------
Name                         For                      Authority Withheld
----                         ---                      ------------------
Douglas M. Odom           10,798,187                           0
Don M. Jackson            10,798,187                           0
Jeffrey A. Coleman        10,798,187                           0

     The term of Douglas M. Odom expires in 2001, the term of Don M. Jackson expires in 2000 and the term of Jeffrey A. Coleman expires in 1999.

     The third proposal was to increase to 6,000,000 the number of shares of Common Stock that may be issued under the Micropoint, Inc. Omnibus Stock Option Plan. 10,645,271 shares were voted for the proposal and 136,350 shares voted against the proposal.

     The fourth proposal was to amend the Certificate of Incorporation to eliminate the ability of the Company's stockholders to act by written consent. 10,461,401 shares were voted for the proposal and 280,286 shares against the proposal.

Stockholders Proposals

     The Company anticipates holding its Annual Stockholders Meeting on June 16, 1999. Any stockholder who desires to have a proposal included in the Company's proxy soliciting material relating to the Company's 1999 Annual Meeting of Stockholders should send to the Secretary of the Company a signed Notice of Intent. This Notice, including the text of the proposal, must be received no later than April 23, 1999.


           [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                             PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

Share Price History

     The Company's common stock (the "Common Stock") has been quoted on the NASD Over-the-Counter market since September 14, 1998 under the trading symbol "MICP." Prior to such date , no active trading market existed for the Company's Common Stock. The following table sets forth the high and low bid information of the Common Stock for the periods indicated. It should be understood that such over the counter market quotations reflect inter-dealer prices without retail markup, markdown or commission, and the quotations may not reflect any actual market transactions in the Common Stock.

     Quarter Ended                      High             Low
     -------------                      ----             ---

     1998
     ----
     September 30                       $8.50            $5.50
     December 31                        $8.3125          $6.375

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

Holders of Record

     At December 31, 1998, there were 345 holders of record of the Company's Common Stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books.

Issuance of Securities

     At December 31, 1998, the Company was conducting a private placement whereby the Company had raised gross proceeds of $1,155,362 through an offering of Common Stock to accredited investors for $4 per share. The Common Stock was issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company did not use an underwriter in connection with the private placement.

     In October 1998 the Company issued 10,000 shares of Common Stock to two executive officers of the Company pursuant to the exercise of stock options. The strike price of the options exercised was $.16 per share. Said Common Stock was issued under Section 4(2) of the Securities Act.

     In July through October 1998 the Company also granted stock options to acquire 415,000 shares of Common Stock at $.75 per share to certain directors, officers and key employees of the Company. Of said options, 150,004 were immediately exercisable and 264,996 vest during each of the three year periods following the date of grant. Said options were granted under the Company's Omnibus Stock Option Plan pursuant to Section 4(2) of the Securities Act.

     In October 1998 stock options to acquire 14,500 shares of common stock at $.16 per share were exercised. In addition, 69,602 shares of common stock were issued in cancellation of a $42,828 obligation of the Company. Said securities were issued under Section 4(2) of the Securities Act.

     In December 1998 the Company issued 30,303 shares of Common Stock to an affiliate of a director of the Company. Said shares were issued in full satisfaction of certain obligations that the Company made to said director in connection with his investment in the Company in December 1997.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Wherever in this discussion the term "Company" is used, it should be understood to refer to Micropoint, Sensitron, Flexpoint and Tamco, on a consolidated basis, except where the context clearly indicates to the contrary. Prior to the Acquisition, Micropoint had no operations. The April 1998 Acquisition was accounted as a reorganization of Sensitron. The historical financial statement prior to the Acquisition are those of Sensitron and have been restated accordingly. See Note 2 to the Company's Notes to Consolidated Financial Statements.

Overview

      The Company is in the development stage and, since inception, has incurred losses from operations. As of December 31, 1998, the Company had cumulative net losses totaling $5,550,934. The Company is primarily engaged in the sensor business and is currently marketing proprietary patented sensor technology know as the Bend Sensor(R) technology (the "Technology"). Sensing devices can be used to measure or sense changes in deflection and are typically used to trigger an electronic device when the sensor is activated. The worldwide market for sensing devices has grown significantly as a result of better technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. Management believes this worldwide market growth will continue.

Financial Position

     The Company had $657,775 in cash as of December 31, 1998. This represented an increase of $551,281 from December 31, 1997. Working capital as of December 31, 1998, also increased to $2,317,976 as compared to ($1,084,918) at December 31, 1997. These increases were largely due to funds generated from the sale of securities and funds generated from operations during 1998.

Years Ended December 31, 1998 and 1997

     During the year ended December 31, 1998, the Company had sales of $1,915,628, compared with sales of $261,936 for the year ended December 31, 1997. Sales during both periods were comprised primarily of product sales and engineering fees.

     In May 1997, the Company entered into a License Agreement (the "License Agreement") whereby the Company granted to Ohio Art the exclusive worldwide right to sell products incorporation the Technology in the toy, traditional games and video game markets. The License Agreement provided for certain up front fees and minimum royalties in order for Ohio Art to maintain such exclusive rights. Substantially all of the Company's product sales for 1997 and 1998 were derived under the License Agreement. In 1998, the Company had orders for over 7,000,000 toy sensors and had invoiced and collected approximately $1,580,000 relating thereto. It should be noted that the toy industry is cyclical and the Company expects that royalty revenues under the License Agreement will be greater in the second and third quarters of any given year. In addition, certain customers of the Company have indicated that they will be getting out of the plush toy business and/or will not be manufacturing products using sophisticated sensor systems. As a result, the Company believes that revenues under the License Agreement and from the toy industry will be less during 1999 than during 1998. There can be no assurance as to what level, if any, of sales that the Company will secure in future years.

     In June 1998, the Company entered into a Purchase and Supply Agreement (the "Supply Agreement") with Delphi Automotive Systems ("Delphi") for the Company to supply its proprietary sensor mats to Delphi for integration into a weight based suppression system as a critical part of a smart air bag system. The Supply Agreement provides that such sensor mats will be exclusively supplied to General Motors, through Delphi, by the Company through 2002. The Company is looking to the Supply Agreement to provide the bulk of its revenues in the immediate future. The Company could have over $135,000,000 in sales under the Supply Agreement based on estimates that were produced jointly by Delphi and the Company. Delphi is not obligated under the terms of the Supply Agreement, however, to purchase any minimum number of sensor mats and there can be no assurance that the Supply Agreement will result in any material amount of sales. As of the date of this filing, the Company had not entered into any firm agreement for a continued supply of Bend Sensor(R) products. Although management is highly confident that significant contracts can be obtained, there can be no assurance as to future sales levels of Bend Sensor(R) products. The failure of the Company to generate substantial sales under the Supply Agreement will materially and adversely effect the Company. License and supply arrangements, such as those discussed above, create certain risks for the Company, including (I) reliance for sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness; (ii) if the Company's products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than the Company; (iii) the Company may have only limited protection from changes in manufacturing costs and raw materials costs; and (iv) if the Company is reliant on other parties for all or substantially all of its sales, the Company may be limited in its ability to negotiate with such other parties upon any renewals of their agreements.

     General and administrative expenses were $1,953,432 for 1998, compared with $1,061,279 for the prior year. The increase in expenditures between 1998 and 1997 resulted primarily from increases in salary and wage expenses as a result of hiring additional accounting, management and clerical employees and increases in advertising and consulting expenses. General and administrative expenses during 1997 were also limited by a lack of available funds.

     Research and development expenses were $1,382,101 for 1998, compared with $593,540 for the prior year. The increase in expenditures between 1998 and 1997 resulted primarily from increases in salary and wage expenses as a result of hiring additional engineering personnel and increases in consulting, equipment and software costs. Specifically, during 1998 $705,265 of its research and development expenses were paid mainly to third party consultants to assist in the development of the software that will used with the smart air bag system. Research and development expenses were also limited in 1997 by a lack of available funds.

     Net interest and other income was $5,020 for 1998, compared with ($34,879) for the prior year. The difference in net interest and other income between said periods relates mainly to interest earned on funds on deposit less interest paid on borrowings.

Liquidity and Capital Resources

     To date, the Company has financed its operations principally through private placements of equity securities and sales. The Company generated $5,209,130 and $2,194,328 in net proceeds through financing activities from inception through December 31, 1998 and in 1998, respectively. The Company has used net cash in operating activities of $5,216,976 and $3,291,772 from inception through December 31, 1998 and in 1998, respectively. As of December 31, 1998, the Company's liabilities totaled $458,311. The Company had working capital as of December 31, 1998 of $2,317,976.

     The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to expand facilities, complete development and bring the certain product utilizing the Technology to commercial viability and the level of sales of and marketing for the Company's products. The Company believes that existing funds and funds generated from sales will not be sufficient to support the Company's operations through 1999. With the award of the Supply Agreement, the Company will need to materially increase spending for additional facilities, equipment and personnel. At a minimum, in 1999 the Company will need to raise approximately $8,000,000 in additional funding to support its operations during 1999 and the Company needs to raise in 1999 at least $11,000,000 in additional funding to fully execute its business plan.

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

     The Company currently has outstanding stock options and warrants to acquire 6,944,310 shares of Common Stock. The exercise of all the outstanding stock options and warrants would result in an equity infusion to the Company of $3,801,704. There is no assurance, however, that any of such options or warrants will be exercised.

Inflation

     The Company does not expect the impact of inflation on operations to be significant.

Year 2000

     The Company uses computers systems and microprocessors that are embedded in systems the Company uses. Computers and embedded microprocessors have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. Because this issue has the potential to cause disruption of the Company's business operations, the Company has and is seeking to identify and remediate potential Year 2000 problems in its business information systems and other systems embedded in its engineering and manufacturing operations. In addition, the Company is initiating communications with its suppliers, dealers, distributors and other third parties in order to assess and reduce the risk that the Company's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue.

     The Company uses computers systems principally for product design, product prototyping and administrative functions such as communications, word processing, accounting and management and financial reporting. The Company uses embedded microprocessors principally in its manufacturing and engineering operations. The Company's principal computer systems (including the embedded microprocessors systems) have been purchased since December 31, 1997 and the vendors supplying such systems have generally represented that such systems are year 2000 compliant. The software utilized by the Company is generally standard "off the shelf" software, typically available from a number of vendors. The Company is verifying with its software vendors that the services and products provided are, or will be, year 2000 compliant. Based on such verification, the Company believes that its computer systems and software is year 2000 compliant in all material respects. The Company estimates that the cost to redevelop, replace or repair its technology will not be material. The Company is not using any independent verification or validation procedures. There can be no assurance, however, that such systems and/or programs are or will be year 2000 compliant and that the failure of such would not have a material adverse impact on the Company's business and operations.

     In addition to its own computer systems, in connection with its business activities, the Company interacts with suppliers, customers, and financial service organizations who use computer systems. The Company is verifying with such parties their state of year 2000 readiness. Based on its assessment activity to date, the Company believes that a majority of the suppliers, customers and financial service organizations with whom it interacts are making acceptable progress toward Year 2000 readiness. The Company currently believes that the most reasonable likely worst case scenario is that there will be some localized disruptions of supplier, customer and/or financial services that will affect the Company and its suppliers, and distribution channels for a short time rather than systemic or long-term problems affecting its business operations as a whole. In view of the foregoing, the Company does not currently anticipate that it will experience a significant disruption of its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties that are critical to the Company's operations. For example, lack of readiness by electrical and water utilities, financial institutions, government agencies or other providers of general infrastructure could pose significant impediments to the Company's ability to carry on its normal operations in the area or areas so affected. The Company is currently evaluating what contingency plans, if any, to make in the event the Company or parties with whom the Company does business experience year 2000 problems.

     The statements made herein about the costs expected to be associated with the year 2000 compliance and the results that the Company expects to achieve, constitute forward looking information. As noted above, there are many uncertainties involved in the year 2000 issue, including the extent to which the Company will be able to successfully and adequately provide for contingencies that may arise, as well as the broader scope of the year 2000 issues as it may affect third parties that are not controlled by the Company. Accordingly, the costs and results of the Company's year 2000 program and the extent of any impact on the Company's operations could vary materially from those stated herein.

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

     Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.
Other Factors

     The Company is subject to certain other risk factors due to its development stage status, the industry in which it competes and the nature of its operations. These risk factors include the following.

     History of Losses/Uncertain Profitability. The Company has a limited operating history, having commenced operations in 1993. The Company's growth has been limited by lack of working capital. There can be no assurance that the Company will be able to achieve a significant level of sales or profitability. In addition, future revenues will be dependent upon the ability of the Company to market its proprietary Technology and develop new applications therefor. The Company's ability to generate future revenues will be dependent on a number of factors, many of which are beyond the Company's control, including, among others, competition. Because of the foregoing factors, among others, the Company is unable to forecast its revenues, if any, or the rate at which it can generate revenues, if any, on its current products with any degree of accuracy. There can be no assurance that the Company will be able to increase its sales in accordance with its internal forecasts or to a level that meets the expectations of investors.

     Management of Expanded Operations; Dependence on Key Personnel. The Company may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on the Company's managerial, operating, financial and other resources. The Company is highly dependent upon the efforts of management, and the Company's future performance will depend, in part, upon the ability of management to manage growth effectively, which will require the Company to implement financial controls systems, management information systems capabilities, to develop its operating, administrative, financial and accounting systems and controls, to maintain close coordination among engineering, accounting, finance, marketing, sales and operations, and to hire and train additional technical and marketing personnel. There is intense competition for management, technical and marketing personnel in the areas of the Company's activities. The loss of the services of any of the Company's management or the failure to attract and retain additional key employees could have a material adverse effect on the Company's business, operating results and financial condition.

     Competition. The market for sensor devices is extremely competitive, and the Company expects that competition will intensify in the future. Many of the Company's competitors and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products and markets than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results or financial condition. Further, as a strategic response to changes in the competitive environment, the Company may make certain pricing, service or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on the Company's business, operating results or financial condition.

     Risks of Technological Change. The market for electronic devices such as sensors is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging nature of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its products particularly in response to competitive offerings. There can be no assurance that the Company will be successful in responding quickly, cost effectively and sufficiently to these developments. There may be a time-limited market opportunity for the Company's products, and there can be no assurance that the Company will be successful in achieving widespread acceptance of its products before competitors offer products and services with features and performance similar to the Company's current offerings. In addition, the widespread adoption of new technologies or standards, could require substantial expenditures by the Company to modify or adapt its products and services and which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, new products offered by the Company may contain design flaws or other defects that could have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on Continued Research and Development. Most of the Company's products that utilize the Technology are still in various stages of development. The Company is also exploring additional applications for the Technology. The continued development of its products and development of additional applications of the Technology is important to the long-term success of the Company. There can be no assurance that all of such applications or products will be developed or, if developed, that they will be successful.

     Dependence on Patents and Proprietary Rights. The Company's future success depends in part on its ability to protect its intellectual property and maintain the proprietary nature of its Technology through a combination of patents and other intellectual property arrangements. There can be no assurance that the protection provided by patents, if issued, will be broad enough to prevent competitors from introducing similar products or that such patents, if challenged, will be upheld by the courts of any jurisdiction. Patent infringement litigation, either to enforce the Company's patents or defend the Company from infringement suits, would be expensive and, if it occurs, could divert Company resources from other planned uses. Any adverse outcome in such litigation could have a material adverse effect on the Company. Patent applications filed in foreign countries and patents in such countries are subject to laws and procedures that differ from those in the United States. Patent protection in such countries may be different from patent protection under U.S. laws and may not be as favorable to the Company. The Company also attempts to protect its proprietary information through the use of confidentiality agreements and by limiting access to its facilities. There can be no assurance that the Company's program of patents, confidentiality agreements and restricted access to its facilities will be sufficient to protect the Company's proprietary Technology from competitors.

     Product Liability. The sale of the Company's devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. There can be no assurance that the Company will not be subject to such claims, that any claim will be successfully defended or if the Company is found liable, that the claim will not exceed the limits of the Company's insurance. The Company maintains product liability insurance. There is no assurance that the Company will maintain product liability insurance on acceptable terms in the future. Product liability claims could have a material adverse effect on the Company.

     Litigation. On February 13, 1998, Private Equity Partners LLC ("PEP") filed suit against Sensitron in the Third Judicial District Court in Salt Lake County, Utah. PEP alleges, among other things, that Sensitron owes PEP investment banking fees and warrants with respect to an agreement, and that Sensitron's refusal to pay such fees constitutes fraud. The suit seeks to obtain investment banking fees equal to 6.5% of all money raised by Sensitron, warrants to purchase 2% of Sensitron's equity, punitive damages of $5,000,000 and other relief. Discovery has been completed and both PEP and Sensitron filed Cross-Motions for Summary Judgment. The Court took the Cross-Motions for Summary Judgment under advisement on December 18, 1998 after oral arguments were presented. The parties are awaiting a decision on the Cross-Motions for Summary Judgment.

     In October, 1996, John Clayton and Blaine Taylor filed suit against Sensitron, Flexpoint and certain of their officers in the Third Judicial District Court in Salt Lake County, Utah. The suit alleges, among other things, that the plaintiffs had a binding agreement pursuant to which the bend sensor technology of Gordon Langford would be transferred to a public shell company for which the plaintiffs would raise investment capital. The plaintiffs are seeking (I) declaratory judgment that they own a 21.72% interest in the company that owns Technology, or actual and punitive damages,
and (ii) repayment of certain claims.   The defendants have responded that
there was no binding agreement with the plaintiffs, and that in any event the plaintiffs failed to perform. The Defendants did not dispute the loan repayment claim and paid the plaintiffs the sum of $48,016.17 to resolve the loan repayment claim in full. In August of 1998, the Court granted defendants' Motion for Summary Judgment dismissing all other claims asserted by plaintiffs with prejudice. Defendants may stand to recover attorney fees from plaintiffs. After the court rules on that issue, Clayton and Taylor will likely file an appeal. If an appeal is filed, Sensitron intends to vigorously defend the appeal.

     The above referenced PEP litigation is in the early stages and the Clayton/Taylor litigation has unresolved issues. Both lawsuits are subject to all of the risks and uncertainties of litigation and the outcome cannot presently be predicted. Specifically, there is no assurance that the Company will be fully successful in these lawsuits or that these lawsuits will be resolved on acceptable terms, and the Company may incur significant costs in asserting its claims and defenses. The Company is not engaged in any other legal proceedings.

     Anti-takeover Effect of Preferred Stock and Delaware Corporate Law. The Company has authorized 1,000,000 shares of Preferred Stock ("Preferred Stock"), none of which are outstanding. The Board of Directors has the authority to issue the Preferred Stock with such voting and other rights superior to those of the Common Stock, which could effectively deter any takeover attempt of the Company. In addition, the Delaware General Corporation Law prohibits certain mergers, consolidations, sales of assets or similar transactions between the Company on the one hand and another company which is, or is an affiliate of, a beneficial holder of 15% or more of the Company's voting power (defined as an "interested stockholder"), for three years after the acquisition of the voting power, unless the acquisition of the voting power was approved beforehand by the Company's Board of Directors or the transaction is approved by a majority of Company shareholders, (excluding the interested stockholder). The provisions prohibiting interested stockholder transactions could also preserve control of the Company by management.

     Anti-Takeover Provisions of Certificate and Bylaws. The Certificate of Incorporation of the Company provides for the division of the Board into three classes substantially equal in number. At each annual meeting of stockholders one class of directors is to be elected for a three-year term. Amendments to this provision must be approved by a two-thirds vote of all the outstanding stock entitled to vote; the number of directors may be changed by a majority of the entire Board or by a two-thirds vote of the outstanding stock entitled to vote. Meetings of stockholders may be called only by the Board, the Chief Executive Officer or the President of the Company, and stockholder action may not be taken by written consent. These provisions could have the effect of (I) discouraging attempts at non-negotiated takeovers of the Company which may provide for stockholders to receive a premium price for their stock or (ii) delaying or preventing a change of control of the Company which some stockholders may believe is in their interest.

     General Economic and Market Conditions. Use of devices in which Company sensors are incorporated are dependent upon general economic conditions. During recessionary periods, the markets in which the Company competes could be characterized by decreased product demand and price erosion. Although the Company does not believe such factors will affect the Company, there can be no assurance that the Company will not be affected by such factors or by future events in the industry.

Item 7. Financial Statements.

     See attached financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.


           [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 3, 1999.

                                                                  With the
Name                  Age  Position                             Company Since
----                  ---  --------                             -------------

Douglas M. Odom       38   President, Chief Executive Officer
                           and Director                               1995

Thomas E. Danielson   37   Vice-President                             1995

Jeffrey A. Coleman    37   Director                                   1998

Don M. Jackson, Jr.   63   Director                                   1998
_______________


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

     Thomas E. Danielson. Mr. Danielson has been the Vice-President of Micropoint since 1995. Mr. Danielson was with Xymox Technologies, Inc., Milwaukee, WI from 1993-95, in an operations management and sales management role. Prior to that, Mr. Danielson was with W.H. Brady Company, Milwaukee, WI from 1986-93, in a variety of roles, including engineering, manufacturing and sales. Mr. Danielson holds a bachelors of science degree in Civil Engineering from the University of Wisconsin and a MBA in Production Operations Management from the University of Wisconsin-Whitewater.

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

     Based solely on the Company's review of such forms furnished to the Company and representations from certain reporting persons, management believes that all filing requirements under Section 16(a) applicable to the Company's executive officers, directors and more than 10% stockholders were complied with during the fiscal year ended December 31, 1998, except that (I) Mr. Thomas E. Danielson filed a Form 5 reporting the exercise of stock options in October 1998 which should have previously been reported on a Form 4, (ii) 30,303 shares of Common Stock were issued to an entity that, on information and belief, Jeffrey A. Coleman is deemed to beneficially own, for which Mr. Coleman filed an amended Form 5 in March 1999 reporting the transaction, (iii) the Company has not received Form 5 filings or written representations that such no such filing in required for Jules A. DeGreef and Northridge Investment, LLC.

Item 10. Executive Compensation.

     The tables below set forth certain information concerning compensation paid by the Company to its Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined for the year ended December 31, 1998) (the "Named Executive Officers"). The tables include information related to stock options granted to the Named Executive Officers.

     Summary Compensation Table. The following table provides certain information regarding compensation paid by the Company to the Named Executive Officers.

                    SUMMARY COMPENSATION TABLE



                           Annual Compensation               Long-Term Compensation Awards
                           -------------------               -----------------------------
                                                                        Securities
                                                             Restricted Underlying              All Other
Name and                                     Other Annual    Stock      Options/    LTIP        Compensation
Principal Position  Year  Salary($) Bonus($) Compensation($) Awards     SARs(#)     Payouts($)     ($)
------------------  ----  --------- -------- --------------- ------     ----------  ----------  ------------
Douglas M. Odom (1) 1996  103,750    --       --               --         --          --              --
President, CEO and  1997  120,000    --       --               --       520,000(2)    --              --
Director            1998  120,000    10,000   --               --         --          --              --


_______________

(1) Note Summary Compensation Table reflects salary and bonus compensation paid by Flexpoint to Mr. Odom. Mr. Odom received no compensation from Micropoint, Sensitron or TAMCO during the periods specified.

(2) These options were granted by Sensitron and converted into outstanding obligations of Micropoint as part of the Acquisition. Options to acquire 5,000 shares were exercised in October 1998, options to acquire 385,000 shares are currently exercisable and options to acquire 130,000 shares do not become exercisable until January 1, 2000.

        AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                  FISCAL YEAR END OPTION VALUES

                                              Number of Securities       Value of Unexercised
                                             Underlying Unexercised          In-the-Money
                                             Options/SARs at Fiscal     Options/SARs at Fiscal
                    Shares                       Year-End($)                  Year-End($)
                  Acquired On      Value       (Exercisable/                 Exercisable/
Name              Exercise(#)   Realized($)    Unexercisable)              Unexercisable)(1)
---------------   -----------   -----------  ---------------------     ----------------------
Douglas M. Odom   5,000         $35,550(2)     515,000/260,000(3)          $2,797,950/826,800

______________

(1) The closing price of the Company's Common Stock on December 31, 1998 was $6.75 per share.
(2)  Options exercisable for 5,000 shares of the Company's Common Stock at
     $.16 per share were exercised on October 11, 1998.(3)   Represents
     options currently exercisable for 125,000 shares of Common Stock at an exercise price of $.16 per share; options currently exercisable for 130,000 shares of Common Stock at $.39 per share; options to acquire 260,000 shares of Common Stock at an exercise price of $.39 per share vest in equal increments on January 1, 1999 and 2000; and options currently exercisable for 260,000 shares of Common Stock at $.77 per share.

Compensation of Directors

    Non-employee directors are each being compensated for service on the Board through the grant of stock options to purchase 80,000 shares of the Company's Common Stock which stock options are exercisable at $.75 per share. An initial 20,000 options vested on the date of grant during 1998 and the remaining options to acquire 60,000 shares of Common Stock vest equally in three annual installments in July 1999, 2000 and 2001. During 1998 directors of the Company who are also officers or employees of the Company did not receive and are not expected to receive in the future any additional compensation for their service as directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as Board members. The Company has made no other agreements regarding compensation of directors.

Employment Agreements

     Effective December 31, 1997, Flexpoint entered into an employment agreement with Mr. Odom as its Chief Executive Officer. Under the Employment Agreement, Flexpoint pays Mr. Odom an annual base salary of $120,000 per year plus such discretionary bonus as the Flexpoint Board of Directors may deem appropriate. The Employment Agreement has an initial term of three years and will be automatically renewed successive one-year terms (the "Renewal Terms") unless terminated by either party. The Employment Agreement also provides Mr. Odom with options to acquire 780,000 shares of Common Stock of Micropoint at an exercise price between $.16 and $.77 per share under the Micropoint Omnibus Stock Option Plan (the "Plan"). As of December 31, 1998, options to acquire 515,000 shares of Common Stock were exercisable and options to acquire 5,000 shares had been exercised. Options to acquire an additional 260,000 shares of Common Stock at $.39 per share vest in equal installments in January 1999 and 2000. All of the above described options became obligations of Micropoint as part of the Acquisition. The Company does not have employment agreements with any of its other employees.

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

Stock Options

     The Company has adopted an Omnibus Stock Option Plan for the benefit of officers, directors, employees and consultants of the Company. The grant of options to acquire an aggregate of 6,000,000 shares of Common Stock have been authorized under the Plan. The Plan will permit the Company to grant "non-qualified stock options" and/or "incentive stock options" to acquire shares of the Company's Common Stock. The total number of shares authorized for the Plan may be allocated between the non-qualified stock options and the incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended (the "Code").

     The Plan is currently being administered by the Board, which will select optionees and determine the number of shares of Common Stock subject to each option. The Plan provides that no option which is to be a qualified option may be granted at an exercise price less than the fair market value of the Common Stock of the Company on the date of grant and in all cases the term of the stock option shall not exceed ten years. Options to acquire 5,507,550 shares of Common Stock at exercise prices ranging from $.16 to $.77 are presently outstanding under the Plan.

Compensation Committee Interlocks and Insider Participation

     No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of February 15, 1999, for: (I) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of February 15, 1999, the Company had 16,506,408 shares of Common Stock outstanding.

Name and Address          Shares Beneficial   Percentage
of Beneficial Owner(1)    Owned(2)            of Total(2)   Position
----------------------    -----------------   -----------   --------
Douglas Odom              650,000(3)          3.8%          President, CEO and
                                                            Director

Jeffrey A. Coleman        245,303(4)          1.5%          Director

Don M. Jackson, Jr.       20,000(5)            *            Director

All officers and
directors as a group
(3 persons)               915,303

Bull Ventures, Ltd.       832,654(6)          5.0%
Katerina Court
101 E Hill Place
Nassau, Bahamas

Northridge                1,647,750(7)        10.0%
Investment, LLC
47 E. 7200 South, #221
Midvale, UT 84047

John Sindt                1,366,620(8)        8.1%
47 E. 7200 South, #221
Midvale, UT 84047

Jules A. deGreef          2,152,667(9)       13%
47 E. 7200 South, #201
Midvale, UT 84047

* Less than 1%.
_______________

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(4) (3)   Includes 5,000 shares and vested options to purchase 645,000 shares.
     Does not include options to acquire an additional 130,000 shares of Common Stock vest on January 1, 2000.Includes 225,303 shares owned by a limited liability company controlled by Sens Partners, LLC, of which Mr. Coleman is a Member of and options to acquire 20,000 shares of Common Stock. Does not include options to acquire 60,000 shares of Common Stock that vests in equal installments in July 1999, 2000 and 2001.
(5) Includes options to acquire 20,000 shares of Common Stock. Does not include options to acquire 60,000 shares of Common Stock that vests in equal installments in July 1999, 2000 and 2001.
(6) Represents the number of shares of Common Stock held of record by Bull Ventures, Ltd. Bull Ventures, Ltd. filed a Schedule 13D, dated April 9, 1998, but has not made any subsequent filing under Section 13(d) or 13(g) reporting a change in beneficial ownership although it appears that such filing was required. As a result, the Company makes no representation concerning the number of shares beneficially owned by Northridge Investments, LLC.
(7) Represents 1,647,750 shares. Does not include shares, warrants or options owned by Messrs. Sindt and DeGreef, as to which Northridge disclaims beneficial ownership.
(8) Represents 297,000 shares held by Mr. Sindt, 895,750 shares held by Northridge Investment LLC, and 455,000 shares underlying warrants held in the name of Jules A. DeGreef. Does not include 825,987 shares held by Bull Ventures, Ltd. with which Mr. Sindt is affiliated and as to which Mr. Sindt disclaims beneficial ownership.
(9) Represents 1,386,917 shares held by Mr. DeGreef and 765,750 shares held by Northridge Investment LLC. Does not include 825,987 shares held by Bull Ventures, Ltd. with which Mr. DeGreef is affiliated and as to which Mr. DeGreef disclaims beneficial ownership.

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

     Sens Partnership, LLC, which is beneficially owed by Mr. Coleman who is a director of the Company, was issued 30, 303 shares of the Company's Common Stock in December 1998. These shares were issued to satisfy in full certain obligations that the Company made to Mr. Coleman in connection with his investment in the Company in December 1997.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

     Listed on page 27 hereof.

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1998.



           [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Micropoint, Inc.(Registrant)


Date:   March 16,1999        By /s/ Douglas M. Odom
     -------------------       ----------------------
                               Douglas M. Odom,
                               President, Chief Executive Officer and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature              Title                                   Date
---------              -----                                   ----
/s/ Douglas M. Odom    President, Chief Executive Officer      March 16, 1999
Douglas M. Odom        Director (Principal Executive Officer)


/s/ Jeffrey Coleman    Director                                March 16, 1999
Jeffrey Coleman

/s/ Don M. Jackson     Director                                March 16, 1999
Don M. Jackson

/s/ Thomas N. Strong   Comptroller (Principal Financial
Thomas N. Strong       and Accounting Officer)                 March 16, 1999

                          EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION OF EXHIBIT
-----------                 ----------------------

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

3(i).3 Articles of Incorporation of Sensitron (Incorporated by referenced to Exhibit 3.(i).3 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

3(i).4 Articles of Incorporation of Flexpoint (Incorporated by referenced to Exhibit 3.(i).4 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

3(i).5 Articles of Incorporation of Tamco (Incorporated by referenced to Exhibit 3.(i).5 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

3(ii).1 Restated Bylaws of Micropoint (Incorporated by reference to Exhibit
        3.2 of the Company's Registration Statement on Form 10-SB, dated June 17, 1994).

3(ii).2 Bylaws of Sensitron (Incorporated by referenced to Exhibit 3.(ii).2 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

3(ii).3 Bylaws of Flexpoint (Incorporated by referenced to Exhibit 3.(ii).3 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

3(ii).4 Bylaws of Tamco (Incorporated by referenced to Exhibit 3.(ii).4 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

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

10.4 Purchase and Supply Agreement by and among Flexpoint, Inc. and Delphi Automotive Systems (certain portions of the agreement were omitted from the exhibit pursuant to a grant of confidential treatment).

10.5 Industrial Space Lease between Prudential Insurance Company of America and Micropoint.

21.1 Schedule of Subsidiaries (Incorporated by referenced to Exhibit 21.1 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

27.1    Financial Data Schedule

               MICROPOINT, INC.  AND  SUBSIDIARIES





        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                               AND
                CONSOLIDATED FINANCIAL STATEMENTS






                        December 31, 1998


                    Hansen, Barnett & Maxwell
                    A Professional Corporation
                   CERTIFIED PUBLIC ACCOUNTANTS

                MICROPOINT, INC. AND SUBSIDIARIES


                        TABLE OF CONTENTS
                                                                      Page

Report of Independent Certified Public Accountants.....................1

Consolidated Balance Sheet - December 31, 1998.........................2

Consolidated Statements of Operations for the Years
 Ended December 31, 1998 and 1997 and for the Period
 from January 5, 1995 (Date of Inception) through December
 31, 1998 .............................................................3

Consolidated Statements of Stockholders' Equity (Deficit)
 for the Period from January 5, 1995, (Date of Inception)
 through December 31, 1995, and for the Years Ended
 December 31, 1996, 1997 and 1998......................................4

Consolidated Statements of Cash Flows for the Years
 Ended December 31, 1998 and 1997 and for the Period
 from January 5, 1995 (Date of Inception) through December
 31,  1998 ............................................................6

Notes to Consolidated Financial Statements.............................7

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


        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors
Micropoint, Inc.

We have audited the accompanying consolidated balance sheet of Micropoint, Inc. and subsidiaries (a company in the development stage) as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997, and for the cumulative period from January 5, 1995 (date of inception) through December 31, 1998. These financial statements are the responsibility of Micropoint's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micropoint, Inc. and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and for the cumulative period from January 5, 1995 (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.

HANSEN, BARNETT & MAXWELL

/s/ Hansen, Barnett & Maxwell

February 5, 1999
Salt Lake City, Utah

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1998

                              ASSETS

Current Assets
      Cash                                                    $     657,775
      Trade accounts receivable, net of allowance
        for doubtful accounts of $90,721                            298,586
      Royalty receivable                                            152,570
      Receivable from shareholder                                 1,573,750
      Inventory                                                      42,691
      Prepaid expenses                                               50,915
                                                              --------------
      Total Current Assets                                        2,776,287
                                                              --------------
Property and Equipment                                            1,273,326
      Less accumulated depreciation                                (387,858)
                                                              --------------
      Net Property and Equipment                                    885,468
                                                              --------------
Deposits                                                            246,441
Patents, net of accumulated amortization of $45,018                 101,331
Goodwill, net of accumulated amortization of $77,871                 41,931
                                                              --------------

Total Assets                                                  $   4,051,458
                                                              ==============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Trade accounts payable                                  $     348,473
      Related party payable                                           1,234
      Accrued liabilities                                           100,290
      Accrued income taxes                                            8,314
                                                              --------------
      Total Current Liabilities                                     458,311
                                                              --------------
Stockholders' Equity
      Preferred stock   $0.001 par value; 1,000,000 shares
       authorized; no shares issued or outstanding                       -
      Common stock   $0.001par value; 100,000,000 shares
       authorized; 17,215,446 shares issued and outstanding          17,215
      Additional paid-in capital                                 10,027,475
      Deficit accumulated during the development stage           (5,550,934)
      Less receivable from shareholder                             (900,609)
                                                              --------------
      Total Stockholders' Equity                                  3,593,147
                                                              --------------
Total Liabilities and Stockholders' Equity                    $   4,051,458
                                                              ==============

The accompanying notes are an integral part of these consolidated financial statements

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             For the Period
                                  For the years ended        January 5, 1995
                                     December 31,          (Date of Inception)
                                --------------------------       Through
                                    1998         1997       December 31, 1998
                                ------------  ------------  -----------------

Sales                           $  1,915,628  $    261,936  $      3,290,725

Cost of goods sold                   819,931        93,694         1,528,303
                                ------------  ------------  -----------------

Gross Profit                       1,095,697       168,242         1,762,422

General and administrative
  expenses                         1,953,432     1,061,279         3,943,038
Research and development           1,382,101       593,540         3,303,949
                                ------------  ------------  -----------------
Loss From Operations              (2,239,836)   (1,486,577)       (5,484,565)

Interest expense                     (17,157)      (34,879)          (71,201)
Interest income                       22,177                          35,611
Other income (expense), net           12,493       (19,602)          (30,779)
                                ------------  ------------  -----------------
Net Loss                        $ (2,222,323) $ (1,541,058) $     (5,550,934)
                                ============  ============  =================

Basic and diluted loss per
 common share                   $      (0.16) $      (0.13) $          (0.51)
                                ============  ============  =================

Weighted average number of
 common shares used in per share
  calculation                     14,259,935    11,721,842        10,980,011
                                ============  ============  =================

       The accompanying notes are an integral part of these consolidated financial statements.

                     MICROPOINT, INC. AND SUBSIDIARIES
                    (A Company in the Development Stage)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                Deficit
                                                                Accumulated                         Total
                                Common Stock       Additional   During the   Receivable  Deferred   Stockholder's
                             --------------------- Paid-in      Development  From        Offering   Equity
                               Shares     Amount   Capital      Stage        Shareholder Costs      (Deficit)
                             ------------ -------- ------------ ------------ ----------- ---------- ------------
Balance   January 5, 1995
   (Date of inception)                 -  $     -  $        -   $         -  $        -  $      -   $         -

Issuance for cash, January
  1995, $0.00 per share         3,705,000    3,705      (1,705)           -           -         -         2,000

Issuance for cash, January
  1995, $0.46 per share           649,987      650     299,350            -           -         -       300,000

Contribution of patents by
 stockholder, January 1995,
 no additional shares issued          -         -       22,232            -           -         -        22,232

Issuance for cash, September and
 October 1995, $0.77 per share    852,800      853     655,147            -     (24,000)        -       632,000

Issuance to acquire Flexpoint,
 Inc. September 26, 1995,
 $(0.02) per share              5,395,000    5,395     (99,579)           -           -         -       (94,184)

Issuance to acquire Tamco,
 September 26, 1995, $0.46
 per share                        130,000      130      59,870            -           -         -        60,000

Offering costs incurred                -        -          -              -           -   (213,382)    (213,382)

Net loss                               -        -          -       (370,256)          -         -      (370,256)
                             ------------ -------- ------------ ------------ ----------- ---------- ------------
Balance December 31, 1995      10,732,787   10,733     935,315     (370,256)    (24,000)  (213,382) $   338,410

Issuance for services,
 January 1996, $0.77
 per share                        260,000      260     199,740            -           -         -       200,000

Issuance for cash, February
 1996, $0.77 per share            123,500      124      94,876            -           -         -        95,000

Issuance for cash, March
 through October 1996, net of
 $246,547 of offering costs,
 $0.54 per share, net           1,957,111    1,957   1,051,496            -           -    213,382    1,266,835

Forgiveness of stock
 subscription receivable               -        -      (24,000)           -      24,000         -            -

Net loss                               -        -           -    (1,417,297)          -         -    (1,417,297)
                             ------------ -------- ------------ ------------ ----------- ---------- ------------

Balance   December 31, 1996    13,073,398 $ 13,074 $ 2,257,427  $(1,787,553) $        -  $      -   $   482,948
                             ============ ======== ============ ============ =========== ========== ============

                                                                                                (Continued)

The accompanying notes are an integral part of these consolidated financial statements.
                                     4


                     MICROPOINT, INC. AND SUBSIDIARIES
                    (A Company in the Development Stage)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (CONTINUED)

                                                                          Deficit
                                                                          Accumulated              Total
                                         Common Stock        Additional   During the   Receivable  Stockholder's
                                      ---------------------- Paid-in      Development  From        Equity
                                        Shares     Amount    Capital      Stage        Shareholder (Deficit)
                                      ------------ --------- ------------ ------------ ----------- -------------
Balance   December 31, 1996            13,073,398  $ 13,074  $ 2,257,427  $(1,787,553) $        -  $    482,948

Issuance for cash, February through
 July 1997, $0.97 per share               143,000       143      109,857           -            -       110,000

Redemption from officers for $50,000
 and $150,000 notes, August 1997,
 $0.03 per share                       (6,308,666)   (6,309)    (193,691)          -            -      (200,000)

Issuance for cash, September 1997,
 $0.04 per share                        1,820,000     1,820       78,180           -            -        80,000

Conversion of debt, September 1997,
 $0.57 per share                          100,672       100       53,852           -            -        53,952

Issuance for cash and a $390,000
 receivable, September through December
 1997, $0.78 per share                  1,031,875     1,032      802,968           -            -       804,000

Net loss                                       -         -            -    (1,541,058)          -    (1,541,058)
                                      ------------ --------- ------------ ------------ ----------- -------------
Balance   December 31, 1997             9,860,279     9,860    3,108,593   (3,328,611)          -      (210,158)

Expense related to warrants granted to
 purchase 30,303 shares at $0.00 per
  share, January 1998                          -         -        22,727           -            -        22,727

Additional shares issued for cash
 received in December 1997, issued
  March 1998                               84,500        84          (84)          -            -            -

Conversion of notes payable, March 1998,
 $0.80 per share                          248,833       249      199,751           -            -       200,000

Acquisition of Nanotech Corporation,
 April 11, 1998, $0.50 per share        6,000,000     6,000    2,977,275           -            -     2,983,275

Conversion of debt, October 1998,
$0.61 per share                            69,602        69       42,759           -            -        42,828

Exercise of options, October 1998,
 $0.16 per share                           14,500        15        2,305           -           (9)        2,311

Exercise of warrant, October 1998,
   $0.00 per share                         30,303        30          (30)          -            -            -

Issuance for cash, November through
  December 1998, $4.00 per share          288,841       289    1,155,073           -            -     1,155,362

Issuance for receivable from shareholder,
 December 1998, $4.00 per share           618,588       619    2,473,731           -     (900,600)    1,573,750

Compensation related to grant of stock
 options                                       -         -        45,375           -            -        45,375

Net loss                                       -         -           -     (2,222,323)          -    (2,222,323)
                                      ------------ --------- ------------ ------------ ----------- -------------

Balance - December 31, 1998            17,215,446  $ 17,215  $ 10,027,475 $(5,550,934) $ (900,609) $  3,593,147
                                      ============ ========= ============ ============ =========== =============

The accompanying notes are an integral part of these consolidated financial statements.

                                     5

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Period
                                           For the years ended     January 5, 1995
                                               December 31,        (Date of Inception)
                                      ---------------------------  Through
                                             1998         1997     December 31, 1998
                                      ------------- -------------  -----------------
Cash Flows From Operating Activities
    Net Loss                          $ (2,222,323) $ (1,541,058)  $     (5,550,934)
    Adjustments to reconcile net loss
     to net cash used by operating
     activities:
      Gain on sale of available-for
       -sale securities                    (21,225)           -             (21,225)
      Loss on sale of assets                 9,227            -               9,227
      Depreciation and amortization        227,233       166,040            523,083
      Compensation paid with stock
       options                              45,375            -              45,375
      Stock issued for services             22,727            -             222,727
      Allowance for doubtful accounts       90,721            -             242,288
      Changes in operating assets and
       liabilities:
         Accounts receivable              (343,484)      249,641           (404,833)
         Other receivable                 (152,570)           -            (152,570)
         Inventory                         (42,691)           -             (42,691)
         Accounts payable                 (157,259)       52,327            169,659
         Accrued liabilities              (263,428)      256,996             31,306
         Deferred revenue                 (200,000)      193,837             (6,163)
         Other assets                     (284,075)       (3,761)          (282,225)
                                      ------------- -------------  -----------------
      Net Cash Used In Operating
       Activities                       (3,291,772)     (625,978)        (5,216,976)
                                      ------------- -------------  -----------------
Cash Flows From Investing Activities
    Payments to Flexpoint prior to
     acquisition                                -             -            (268,413)
    Cash paid to acquire Tamco                  -             -             (25,000)
    Proceeds from sale of available-
     for-sale securities                   455,082            -             455,082
    Net cash received in Nanotech
     acquisition                         1,492,907            -           1,492,907
    Payments received from related
     parties                                34,661            -              34,661
    Collection of receivable from
     escrow agent                           64,825            -              64,825
    Payments to purchase equipment        (379,263)      (92,008)        (1,000,797)
    Proceeds from sale of equipment         14,592         8,090             22,682
    Issuance of note receivable                 -             -             (12,507)
    Payments received on note receivable     4,950         6,252             12,505
    Payments for patents                   (39,029)      (11,769)          (110,324)
                                      ------------- -------------  -----------------
    Net Cash Provided By (Used In)
      Investing Activities               1,648,725       (89,435)           665,621
                                      ------------- -------------  -----------------
Cash Flows From Financing Activities
    Proceeds from issuance of common
     stock                               1,157,664       604,000          4,090,664
    Cash payments to officers to
     repurchase stock                           -        (50,000)           (50,000)
    Cash paid for offering costs                -             -            (123,020)
    Collection of receivables from
     issuance of common stock              390,000            -             390,000
    Proceeds from borrowings                    -        303,960            303,960
    Principal payments of debt            (353,336)      (10,000)          (398,751)
    Borrowings from Nanotech prior
     to acquisition                      1,000,000            -           1,000,000
    Proceeds from related party notes           -         39,562             60,208
    Principal payments of related
     party notes                                -        (66,376)           (63,931)
                                      ------------  -------------   ----------------
    Net Cash Provided By Financing
       Activities                        2,194,328       821,146          5,209,130
                                      ------------- -------------  -----------------

Net Increase In Cash                       551,281       105,733            657,775
Cash   Beginning of Period                 106,494           761                 -
                                      -------------  -------------  ----------------

Cash   End of Period                  $    657,775  $    106,494   $        657,775
                                      ============= =============  =================


Supplemental cash flow information and Noncash investing and financing
activities   Note 6

      The accompanying notes are an integral part of these consolidated financial statements.

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation   The accompanying consolidated financial
statements include the accounts of Sensitron Inc. (Sensitron) for all periods presented and the accounts of Micropoint, Inc. (formerly Nanotech Corporation), Flexpoint, Inc. (Flexpoint) and Technology and Machine Company, Inc. (Tamco) from the dates of their acquisitions discussed in Note 2. These entities are collectively referred to as "Micropoint" or the "Company." All significant intercompany transactions and account balances have been eliminated in consolidation.

Nature of Operations   Sensitron Inc. was incorporated under the laws of the
State of Utah on January 5, 1995, which is considered Micropoint's date of inception. Micropoint is a development stage enterprise engaged principally in designing, engineering, and manufacturing sensors and related equipment using its flexible potentiometer technology. Through December 31, 1998, a majority of Micropoint's sales were to toy manufacturers. Micropoint has negotiated a significant contract to supply flexible sensors to an automobile component manufacturer. Sales under the contract are scheduled to begin upon Micropoint's completion of required research and development and establishment of a manufacturing facility.

Use of Estimates   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition   The accompanying financial statements have been prepared
in conformity with generally accepted accounting principles, which contemplates continuation of Micropoint as a going concern. However, Micropoint has suffered losses from operations and has had negative cash flows from operating activities during the years ended December 31, 1998 and 1997 and cumulative from inception through December 31, 1998, which conditions raise substantial doubt about Micropoint's ability to continue as a going concern. Micropoint's continued existence is dependent upon its ability to achieve profitable operations. Micropoint's management has negotiated a significant contract to supply flexible sensors to an automobile component manufacturer. Management believes that sales from this contract should provide the Company positive cash flows from operating activities. Further, management believes this and other similar potential sales contracts, including contracts with toy industry customers, will provide sufficient cash flows for Micropoint to continue as a going concern and to ultimately establish profitable operations.

Fair Values of Financial Instruments   The amounts reported as cash, trade
accounts receivable, receivable from shareholder, other receivable, trade accounts payable, and accrued liabilities are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

Investment in Securities - During the year ended December 31, 1998, Micropoint held investments in marketable securities which were designated as available-for-sale. Realized gains and losses have been accounted for on the specific identification method. Total proceeds from the sale of securities were $455,082 with gross realized gain of $21,225. The gain is included in other income (expense), net in the accompanying statements of operations.

Concentration of Risk and Major Customers   At December 31, 1998 Micropoint
had cash in excess of insured limits of $557,175. The concentration of business in one-industry subjects Micropoint to a concentration of credit risk relating to trade accounts receivable. During the year ended December 31, 1998, 85% of Micropoint's sales were to customers in the toy industry. During 1998, sales to two major customers totaled 40% and 35% of sales, respectively. Sales to major customers were not significant during 1997. Micropoint relies on large production contracts for its business and generally does not require collateral from its customers with respect to trade receivables.

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Inventory   Inventory is valued at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Property and Equipment   Property and equipment are stated at cost.  Additions
and major improvements are capitalized while maintenance and repairs are charged to operations. Upon retirement, sale or disposition, the cost and accumulated depreciation of the items sold are eliminated from the accounts, and any resulting gain or loss is recognized in operation. Depreciation is computed using the straight-line and the double-declining-balance methods and is recognized over the estimated useful lives of the property and equipment, which are five to seven years.

Long-Lived Assets   The realization of non-current assets is evaluated
periodically when events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based upon various analyses, including estimates of net future cash flows, and involves significant management judgement. No impairment losses were required to be recognized as a result of the evaluation of these assets through December 31, 1998.

Revenue Recognition   Revenue from the sale of products is recorded at the
time of shipment to the customers. Revenue from research and development contracts is recognized as the contracts are completed. Revenue from contracts to license Micropoint's technology to others is deferred until all conditions under the contracts are met and then recognized as revenue over the remaining term of the contracts. As of December 31, 1997, Micropoint had $200,000 in deferred revenue from a licensing agreement with a customer which was recognized during 1998.

Advertising Costs   During the year ended December 31, 1998, Micropoint
incurred $65,635 of advertising costs. Micropoint follows the policy of expensing these advertising costs at the time the advertising services are rendered.

Stock-Based Compensation   Stock-based compensation arising from granting
stock options to employees is measured by the intrinsic-value method. This method recognizes compensation expense based on the difference between the fair value of the underlying common stock and the exercise price on the date granted. Micropoint also presents pro forma results of operations assuming compensation had been measured by the fair-value method.

Basic and Diluted Loss Per Share   Micropoint computes basic and diluted loss
per share in accordance with Statement of Financial Accounting Standards No.128 ("SFAS 128"), Earnings Per Share. SFAS 128 requires 128 specifies the computation, presentation, and disclosure requirements for earnings per share. Loss per share for all periods presented was restated; however, the effect of the change to loss per share for those periods was not material.

Basic loss per common share is computed by dividing net loss by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable common shares would decrease theloss per share. The effects of 6,944,310 and 6,825,261 potentially issuable common shares outstanding at December 31, 1998 and 1997 were excluded from the calculation of diluted loss per share for the years ended December 31, 1998 and 1997 and for the cumulative period from inception through December 31, 1998, as they would have decreased the loss per share.

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2   ACQUISITIONS

Nanotech Corporation ("Nanotech") was incorporated June 11, 1992 under the laws of the state of Delaware, and has existed as a shell corporation looking for investment opportunities. On December 30, 1997, Sensitron entered into an Agreement and Plan of Reorganization (the "Agreement") with Nanotech whereby Sensitron became a wholly owned subsidiary of Nanotech. The agreement required Nanotech to raise capital of approximately $3,000,000 in a private placement prior to completion of the reorganization. The $3,000,000 was raised and the reorganization was consummated in April 1998. Nanotech changed its name to Micropoint, Inc. and the shareholders of Sensitron exchanged each of their shares of common stock for 13 shares of Micropoint common stock which resulted in the issuance of 9,860,279 shares of common stock to the Sensitron
shareholders.   As a result, the Sensitron shareholders became the majority shareholders of Micropoint in a transaction intended to qualify as a tax-free reorganization.

The Agreement has been accounted for as a reorganization of Sensitron. The accompanying historical financial statements prior to the reorganization are those of Sensitron and have been restated to reflect the effects of the 13-for-1 stock split resulting from the conversion of the outstanding Sensitron common shares into Micropoint, Inc. shares. The accompanying financial statements have been restated for the effects of the stock split for all periods presented. The agreement was further considered the acquisition of Nanotech by Sensitron using the purchase method of accounting. There was no market for Micropoint's common stock at or about the time of the acquisition; therefore, the fair value of Nanotech's net assets of $2,983,275, which were primarily cash and cash equivalents, was considered the fair value of the 6,000,000 shares of Micropoint's common stock which remained outstanding and which were deemed issued to the Nanotech shareholders. No goodwill was recognized in connection with the acquisition. The accompanying consolidated financial statements include the operations of Micropoint from the date of the reorganization.

The following table reflects the unaudited pro forma results of operations on the basis that the reorganization and the acquisition occurred on January 1, 1997. This pro forma financial information is presented only for comparative purposes and is not necessarily indicative of the results of operations which would actually have been obtained had the reorganization occurred on that date or which may be obtained in the future:
                                                    For the Years Ended
                                                         December 31,
                                                -----------------------------
                                                     1998              1997
                                                --------------  -------------
      Sales                                     $   1,915,628   $    261,936
      Net loss                                     (2,211,688)    (3,210,704)
      Basic and diluted loss per common share           (0.16)         (0.20)

In April 1995, Sensitron acquired 100 shares of Flexpoint's common stock in exchange for the forgiveness of $50,000 of accounts receivable. On September 26, 1995, Sensitron completed the acquisition of Flexpoint by exchanging 5,395,000 shares (post-split) of Sensitron's common stock for the remaining outstanding common stock of Flexpoint in a purchase business combination accounted for in a manner similar to a pooling of interests. Flexpoint and Sensitron were principally owned by the same individuals prior to the combination. Flexpoint became a wholly owned subsidiary and is engaged in manufacturing and selling various electronic components and sensors.

On September 26, 1995, Sensitron acquired all of the outstanding stock of Tamco, a company engaged in manufacturing and selling various molds and dies. The purchase price was approximately $170,000, consisting of $25,000 of cash, a long-term note payable of $85,000 and 130,000 common shares (post-split) valued at $60,000. The purchase price was allocated based on the estimated fair values of the net assets acquired. This allocation resulted in recording of goodwill of $119,802. Goodwill is being amortized over five years using the straight-line method.

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   PROPERTY AND EQUIPMENT

At December 31, 1998 property and equipment consisted of the following:

            Furniture and fixtures      $      75,356
            Machinery and equipment           674,682
            Office equipment                  143,234
            Software                           29,924
            Leasehold improvements            350,130
                                        --------------
            Total                       $   1,273,326
                                        ==============

Depreciation expense for the years ended December 31,1998 and 1997 was $188,873 and $130,051, respectively.

NOTE 4   OTHER ASSETS

Costs to obtain patents have been capitalized and are being amortized over a five year period. Micropoint currently has the rights to several patents. Micropoint is in the process of developing new patents and protecting its existing patents internationally. Cost associated for the development of these new patents are capitalized. Amortization of patents is recognized from the date perfected. The total patent cost capitalized as of December 31, 1998 was $146,349, of which $73,470 relates to perfected patents. Amortization expense from patents for the years ending December 31, 1998 and 1997 was $14,400 and $12,021, respectively.

The Company has placed various orders for equipment that is to be received during 1998. When the orders were placed, the Company paid deposits to the vendors totaling $215,217. The Company also has a lease on a new production facility. In conjunction with this lease, the Company paid a deposit of $20,875. The lease for the new facility begins January 15, 1999. The Company has various other deposits at December 31, 1998 totaling $10,349.

Goodwill associated with the acquisition of Tamco is being amortized over five years using the straight-line method. Amortization expense from goodwill for the years ended December 31, 1998 and 1997 was $23,960 and $23,960, respectively.

NOTE 5   LICENSE AGREEMENT

In May 1997, Micropoint granted an otherwise unrelated third party the worldwide exclusive license to use and sell flexible potentiometers covered under Micropoint's patents for use in toys, traditional games and video game industries. The license does not include the right to manufacture sensors which will be purchased from Micropoint. A licensing fee of $500,000 was recognized as sales under the agreement relating to the exclusive use of the technology through December 1998. After 1998, the exclusive license is to be maintained under the agreement by the licensee providing revenue from royalties and fees to Micropoint of at least $500,000 per year. Royalties to be received are 2% of sales of the licensee's products in the United States and 3% of related products to the licensee's international partners.
Under the agreement, Micropoint guaranteed that it would deliver flexible potentiometers in marketable quantities to the licensee by June 1, 1998, that obligation was fulfilled by Micropoint and the initial $200,000 licensing fee was recognized as sales at that date. Additional sales have been recognized as products have been delivered under the agreement. At December 31, 1998, Micropoint had a royalty receivable as a result of this licensing agreement of $152,570.

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   CASH FLOW INFORMATION

Supplemental Cash Flow Information   Cash payments for interest were $15,726
and $27,862 for the years ending December 31, 1998 and 1997, respectively.

Noncash Investing and Financing Activities   In connection with the
acquisition of Nanotech on April 11, 1998, liabilities were assumed as follows:

      Fair value of assets acquired                      $      1,991,589
      Advances from Nanotech prior to acquisition               1,000,000
      Fair value of common stock issued in acquisition         (2,983,275)
                                                         -----------------
            Liabilities assumed                          $          8,314
                                                         =================

On September 26, 1995, Micropoint acquired all of the common stock of Tamco. In connection with this acquisition, liabilities were assumed as follows:

      Fair value of assets acquired, including goodwill
       of $119,802                                       $        170,000
      Cash paid in acquisition                                    (25,000)
      Fair value of stock issued in acquisition                   (60,000)
                                                         -----------------
      Liabilities assumed                                $         85,000
                                                         =================

The liabilities assumed were paid in full during the year ended December 31, 1998. On September 26, 1995 Micropoint acquired all of the common stock of Flexpoint in exchange for 5,395,000 shares of common stock of Micropoint. The following assets and liabilities were acquired at their historical cost basis:

      Historical cost of assets acquire                  $        394,660
      Capital deficiency                                           94,184
      Advances to Flexpoint prior to acquisition                 (268,413)
                                                         ------------------
            Liabilities assumed                          $        220,431
                                                         ==================

During the period ended December 31, 1995, Micropoint assumed $13,792 of legal costs associated with the patents, in connection with the assignment of patents to Micropoint by an officer. Micropoint accepted notes receivable for $24,000 as consideration of 31,200 shares of common stock. During the year ended December 31, 1996, Micropoint issued 260,000 shares of common stock valued at $0.77 per share, or $200,000, for services.

During the year ended December 31, 1997, $111,816 of notes payable were issued to acquire leasehold improvements. Micropoint issued 110,672 shares of common stock upon conversion of $53,952 of accounts payable and notes payable. Common stock was redeemed from officers in exchange for $50,000 of cash and $150,000 of notes payable. Micropoint issued common stock in exchange for stock subscription receivables totaling $390,000 which were subsequently collected. During the year ended December 31, 1998, 318,435 shares of common stock were issued upon conversion of $242,828 of debt. Micropoint issued 618,588 shares of common stock for a subscription receivable of which $1,573,731 was collected subsequent to year end.

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   NOTES PAYABLE

On November 20, 1998, Micropoint established a $50,000 credit facility from a bank which is available through January 15, 2000. The credit facility is evidenced by a promissory note dated November 20, 1998. The bank issued a $50,000 irrevocable standby letter of credit in connection with the execution of a real estate lease for manufacturing facilities. No amounts have been drawn under the note payable or letter of credit at December 31, 1998 or subsequently. The promissory note and letter of credit are secured by $50,000 of cash on deposit with the bank. In addition to the cash on deposit with the bank, a commitment fee of 1% of the unused portion of the amount of the credit facility is due annually.

From January through March of 1998, management negotiated the terms of conversion of notes payable issued during 1997. In March 1998, the holders of $200,000 in notes payable accepted the conversion terms and converted those notes into 248,833 shares of common stock. The notes were converted at $0.80 per share which was at or above the fair value of the common stock at the time of the conversion. In addition, $42,828 of debt was issued during 1997 which was convertible into common stock at $0.61 per share, which approximated the fair value of the common stock on the date the notes were issued. The debt was converted into 69,602 shares of common stock during October 1998.

NOTE 8   EMPLOYMENT AND COMPENSATION AGREEMENTS

During the period ended December 31, 1995, Micropoint entered into employment agreements with four officers. Two of the agreements included annual base salaries of $50,000 and $75,000, respectively. Both agreements were renewed for one year under the terms of the agreement. Effective August 26, 1997, both officers resigned from the Board of Directors and sold 6,308,666 shares of common stock to Micropoint for approximately $0.03 per share (see Note 9). As part of the settlement agreement, one of the officers was granted options to acquire 650,000 shares of common stock at $0.30 per share and 325,000 shares for $0.77 per share for a period of five years. One of the officers was retained as a consultant for a period of one year. Under the terms of the agreement, Micropoint and the officers released each other from any future obligation.

An agreement with a third officer included annual compensation payments of $50,000. The agreement expired during 1998. The fourth agreement included an annual base salary of $90,000 during the first year of employment and $120,000 a year thereafter. This agreement had an initial term of three years and included a $30,000 signing bonus. On December 31, 1997, this agreement was extended for an additional three years through December 31, 2001. Under the terms of the original and revised agreements, the officer was granted options to purchase 650,000 shares of common stock at $0.38 to $0.77 per share. Compensation related to the stock options is being recognized over the period the options vest.

Effective May 1, 1995, Micropoint entered into a royalty agreement whereby an officer was to provide Micropoint technical assistance and be paid a monthly fee of $8,333 for five years. During 1997, Micropoint suspended payments under the royalty agreement. An agreement was signed April 15, 1998 whereby Micropoint agreed to pay the officer $160,000 in settlement of all past and future obligation under the compensation agreement. The amount paid was recognized in general and administrative expense during 1998.

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   STOCKHOLDERS' EQUITY

In connection with the reorganization agreement with Nanotech, Micropoint's common stock was split 13-for-1 on April 11, 1998. All references to shares in these financial statements reflect the change in the number of shares outstanding for all periods presented.

In January 1995, an officer and shareholder assigned certain patents to Micropoint as an additional contribution to capital of $22,232. No additional shares were issued to the shareholder for the contribution.

On March 18, 1996, Micropoint entered into a share purchase agreement whereby Micropoint agreed to issue 1,957,111 shares of its common stock for $1,300,000 in a private placement offering. The proceeds were received and the shares were issued throughout 1996 as required by Micropoint's cash flow needs. Offering costs incurred in connection with the offering were $246,547. The deferred offering costs consist primarily of legal and audit fees related to the preparation of the private placement memorandum.

On August 26, 1997, Micropoint entered into a settlement agreement with two officers of Micropoint whereby the relationship between the officers and Micropoint was terminated. As part of the agreement, Micropoint purchased 6,308,666 shares of common stock from the officers for approximately $0.03 per share by paying $50,000 in cash and by issuing $150,000 of notes payable.

On December 24, 1997, Micropoint issued 422,500 shares of common stock in exchange for stock subscriptions in the amount of $390,000 receivable from the investors. The subscriptions were collected in January 1998.

In January 1998, Micropoint recognized compensation related to an agreement with a shareholder whereby the shareholder would be able to maintain a 1% equity in Micropoint through the date of the merger with Nanotech. The agreement has been accounted for as the grant of a warrant to the shareholder for the purchase of 30,303 shares of common stock at a zero purchase price. $22,727 of compensation expense was recognized on the date the warrant was granted, based upon a $0.75 fair value of the stock on that date. The warrant was exercised on October 14, 1998.

On December 23, 1998, Micropoint issued 618,588 shares of common stock in exchange for a stock subscription in the amount of $2,474,350 receivable from the investor. $1,573,750 of the subscription has been collected through February 16, 1999 and has been classified as a current asset.

NOTE 10   STOCK OPTIONS

On April 1, 1995, the Board of Directors and shareholders adopted an Omnibus Stock Option Plan (the "Plan"). Under the terms of the Plan as amended in October 1997, Micropoint may grant options to employees, directors and consultants to purchase up to 6,000,000 shares of common stock. Incentive or non-qualified options may be granted under the Plan. Options granted under the Plan are exercisable over periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options generally vest from immediately to five years. The exercise price of options granted under the Plan generally have been equal to or in excess of the fair value of Micropoint's common stock on the date of grant.

Generally, the only condition for exercise of options granted under the Plan is that the employees remain employed through the date the options are exercised. However, in October 1995, Micropoint granted options, exercisable at $0.77 per share, to an officer for 195,000 shares of common stock which vested upon Micropoint obtaining specified levels of sales and gross profit. During August 1997 Micropoint agreed upon the terms of a new employment agreement with the officer. The agreement was executed in December 1997

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and included canceling 130,000 options exercisable at $0.77 and granting 390,000 options exercisable at $0.39, which management considered to be the fair value of the Company's common stock in August 1997. The new options vest through 2000 and do not have any performance criteria for vesting. No compensation resulted from the grant of the new options.

Micropoint applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for stock options granted under the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the alternative method of SFAS No. 123, Accounting for Stock-Based Compensation, Micropoint's net loss and loss per share would have increased to the pro forma amounts indicated below. The weighted average assumptions used to estimate the fair value of each option grant, using the Black-Scholes option-pricing model, are also presented:

                                              Years Ended December 31,
                                          --------------------------------
                                             1998               1997
                                          ---------------  ---------------
Net Loss
     As reported                          $   (2,222,323)  $    (1,541,058)
     Pro forma                                (2,342,574)       (1,567,655)

Primary and Diluted Loss per share
     As reported                                  $(0.16)           $(0.12)
     Pro forma                                    $(0.16)           $(0.13)

Weighted-Average Assumptions:
     Divided yield                                   0.0%              0.0%
     Expected volatility                           53.42%              0.0%
     Risk-free interest rate                        5.53%              5.0%
     Expected life of options, in years              5.0               4.5

A summary of the status of stock options as of December 31, 1998 and 1997 and changes during the periods ended on those dates is presented below:

                                                     Options Outstanding
                                          -------------------------------------------
                                                 1998                    1997
                                          ---------------------  --------------------
                                                       Weighted              Weighted-
                                                       Average               Average
                                                       Exercise              Exercise
                                          Shares       Price     Shares      Price
                                          ------------ --------- ----------- ---------
Outstanding at beginning of period          5,042,050  $    0.42  1,455,350  $   0.60
Granted                                       480,000       0.75  3,716,700      0.35
Exercised                                     (14,500)      0.16         -       0.00
Canceled                                           -        0.00   (130,000)     0.77
                                          ------------ --------- ----------- ---------

Outstanding at end of period                5,507,550       0.42  5,042,050      0.42
                                          ============ ========= =========== =========
Options exercisable at end of period        3,617,554       0.41  3,059,050      0.40
                                          ============ ========= =========== =========
Weighted-average fair value of
 options granted during period            $      .47             $      -
                                          ===========            ===========

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at December 31, 1998:


                              Outstanding                                 Exercisable
                          ---------------------------------------   ---------------------------
                              Weighted-Average
Range of         Number        Remaining         Weighted-Average   Number       Weighted-Average
Exercise Prices  Outstanding  Contractual Life    Exercise Price    Exercisable  Exercise Price
---------------  ----------- ----------------    -----------------  -----------  ---------------
     $0.15          856,500        3.7 years              $0.15        856,500            $0.15
      0.30          650,000        8.7                     0.30        650,000             0.30
      0.38        2,177,500        3.8                     0.38        552,500             0.38
      0.46          780,000        1.3                     0.46        780,000             0.46
      0.75          415,000        4.7                     0.75        150,004             0.75
      0.77          628,550        5.7                     0.77        628,550             0.77
                 -----------                                        ------------
$0.15 to 0.77     5,507,550        4.3                     0.42      3,617,554             0.41
                 ===========                                        ============


NOTE 11   STOCK PURCHASE WARRANTS

In connection with the acquisition of Flexpoint and Tamco during 1995, Micropoint issued warrants to purchase 22,750 shares of its common stock exercisable at $0.77 per share (which was the fair value of the common stock on the date of the issuance as determined by the Board of Directors) to its outside legal counsel. Additionally, Micropoint issued warrants during 1995 to purchase 23,010 shares of its common stock at a purchase price of $0.77 per share to equity investors in Micropoint.

During 1996, warrants were issued to purchase 214,500 shares of common stock at $0.77 per share to equity investors in Micropoint, and warrants to purchase 6,500 shares at $0.77 per share were issued to outside legal counsel.

During 1997, Micropoint issued warrants to purchase 260,000 shares of common stock at $0.77 per share to equity investors in Micropoint. Additionally, warrants to purchase 910,000 shares of common stock at $1.15 per share were issued to a retiring member of the Board of Directors.

All of these warrants were deemed to have no material fair value and are therefore not recorded in the accompanying consolidated balance sheet. The fair value of each warrant was estimated on the date issued using the Black-Scholes option-pricing model.

The following table summarizes information about warrants outstanding at December 31, 1998:


              1998                                                 1997
----------------------------------------------   -----------------------------------------------
                              Weighted-Average                                   Weighted-Average
Range of         Warrants      Remaining          Range of          Warrants     Remaining
Exercise Prices  Outstanding  Contractual Life    Exercise Prices   Outstanding  Contractual Life
---------------  ----------- ----------------    -----------------  -----------  ----------------
   $0.77             526,760        2.2 years             $0.77         526,760      3.2 years
    1.15             910,000        1.7                    1.15         910,000      2.7
                 -----------                                        -----------
$0.77 to 1.15      1,436,760        1.9           $0.77 to 1.15       1,436,760      2.9
                 ===========                                        ===========

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   DETAIL OF SALES

During the year ended December 31, 1998, Micropoint adopted Statement of Financial Accounting Standards No. 131("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS131 requires an entity to report results of operations based on operating segments. Micropoint's only business relates to sales of electronic sensors and related engineering. It produces sensors for sale to customers in the toy and automotive industries. The components of sales for the years ended December 31, 1998 and 1997 are as follows:

                                                1998              1997
                                         ---------------   ---------------
      Products
          Sales of sensors               $    1,313,528    $      19,222
          Royalty revenue                       248,786              -
          Tooling and dies                      205,162          159,477
                                         ---------------   ---------------

            Total Products                    1,767,476          178,699


      Engineering services                      148,152           83,237
                                         ---------------   ---------------
      Total Sales                        $    1,915,628    $     261,936
                                         ===============   ===============

NOTE 13   INCOME TAXES

There was no provision for, or benefit from, income tax for any period. The components of the net deferred tax asset at December 31, 1998 were as follows:

      Operating loss carry forwards            1,921,033
      Amortization of intangibles                 11,167
                                              -----------
          Total Deferred Tax Assets            1,932,200
      Valuation Allowance                     (1,932,200)
                                              -----------
          Net Deferred Tax Asset              $      -
                                              ============
For tax reporting purposes, Micropoint had net operating loss carry forwards in the amount of $5,150,294 at December 31, 1998 that will expire beginning in the year 2012.

The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 1998 and 1997:

                                                For the Years Ended
                                                  December 31, 1998
                                             ----------------------------
                                                 1998           1997
                                             --------------  ------------
      Tax at statutory rate (34%)            $    (755,590)  $   (481,881)
      Non-deductible expenses                        1,030          9,915
      Increase in valuation allowance              937,153        524,831
      State tax benefit, net of federal
       tax effect                                  (73,337)       (52,865)
      Change in effective tax rate                (109,256)             -
                                             --------------  -------------
          Net Income Tax Expense             $          -    $          -
                                             ==============  =============

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- LONG-TERM CONTRACTS

On May 28, 1998, Micropoint entered into a purchase and supply agreement with an automotive manufacturer. Under the terms of the agreement, Micropoint is to provide engineering and support to the automotive manufacturer and is to be at the automotive manufacturers expense. For the year ended December 31, 1998, Micropoint received $148,152 for support services. The agreement for the engineering and support services runs through December 31, 2001 and is to provide Micropoint with an additional $455,382 for their services. Micropoint is also to provide the automotive manufacturer with sensors to be integrated into the design of the automobiles. The agreement for the sensors runs through December 31, 2003. The agreement may be renewed for one or more successive one-year terms upon the mutual written agreement of both parties.

NOTE 15   COMMITMENTS AND CONTINGENCIES

Micropoint is obligated under two operating lease agreements for its facilities and office space. In addition, Micropoint has entered into a third operating lease to begin January 15, 1999 for additional facilities. On December 31, 1998, Micropoint had $20,825 in prepaid rent for this facility. This lease obligation is included in the future minimum lease payments schedule below.

Future minimum lease payments at December 31, 1998 are as follows:

      Year Ending December 31:
           1999      $     313,980
           2000            309,480
           2001            299,550
           2002            249,900
           2003            249,900
                     -------------
           Total     $   1,422,810
                     =============

Lease expense for the years ended December 31, 1998 and 1997 was $82,751 and $93,254, respectively.

In conjunction with the new lease described above, Micropoint has an option to renew the lease for an additional three year period on the same terms as described in the lease with the exception of the base rent which will be determined at the time the option is exercised. Micropoint is also required under the terms of the lease to maintain a letter of credit with a federally insured bank in the amount of $50,000. The letter of credit has been issued by a bank to the lessor and is secured by $50,000 of cash on deposit with the bank. If Micropoint falls into default under the lease, the lessor may be drawn upon the letter of credit. The letter of credit is to be reduced by $10,000 per year.

In 1995, a third party entity loaned $35,000 to a former officer of Micropoint as a personal loan. This entity has made a claim against the former officer for repayment of the advance and for other consideration. Micropoint may be required to provide compensation to the former officer sufficient to settle the claim on behalf of the former officer. Management believes, after consulting with legal counsel, that resolution of this claim may result in a cost of approximately $52,000 to Micropoint. This amount has been accrued in the accompanying consolidated balance sheet.

In February of 1998, an unrelated third party filed suit against Micropoint alleging it provided investment banking and financial advisory services pursuant to an agreement with Micropoint. The plaintiff claims to have sustained damages for breach of contract and seeks damages in the amount of 6.5% of financing obtained from an equity investor, plus the issuance of a warrant to purchase of 2% equity ownership interest

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in Micropoint at a price of $5.00 per share. In addition, the plaintiff is seeking punitive damages of $5,000,000. Micropoint answered the complaint in March 1998 and the action is in the discovery stage. Micropoint has been and continues to contest the case vigorously. Given the early stage of the action, legal counsel for Micropoint is unable to provide any evaluation of the likelihood of an unfavorable outcome, if any, or the amount or range of potential loss. Management believes, after consulting with legal counsel, that there is only a remote possibility that Micropoint will be subject to a punitive damage award under the suit. Management has tendered $75,000 to the plaintiff to completely settle the action and Management maintains that the most Micropoint owes Plaintiff is $75,000. Micropoint has recorded $75,000 as an expense relating to this action in the accompanying statement of operations during the year ended December 31, 1997.