Form 10QSB
period 1999-03-31
MICROPOINT INC
filed 1999-05-12
CIK 925660

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                      ______________________

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 1999

                  Commission File Number 0-24368

                         MICROPOINT, INC.
(Exact name of small business issuer as identified in its charter)


             Delaware                              87-0620425
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

                        [X]  Yes    [ ]No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 7: 17,148,548.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
               CONDENSED CONSOLIDATED BALANCE SHEET
                            UNAUDITED

                                              March 31,        December 31,
                                               1999               1998
                                             --------------  ----------------
ASSETS

Current Assets
  Cash                                       $   1,102,325   $       657,775
  Trade accounts receivable, net of
     allowance of $89,801 and $90,721              209,541           298,586
  Royalties receivable                                  -            152,570
  Receivable from shareholder                           -          1,573,750
  Inventory                                        106,522            42,691
  Prepaid expense                                   32,337            50,915
                                             --------------  ----------------
             Total Current Assets                1,450,725         2,776,287
                                             --------------  ----------------
Property and Equipment                           2,761,424         1,273,326
  Less accumulated depreciation                   (436,120)         (387,858)
                                             --------------  ----------------
  Net Property and Equipment                     2,325,304           885,468
                                             --------------  ----------------
Goodwill, Net of Accumulated Amortization of
 $83,861 and $77,871                                35,941            41,931

Deposits                                            52,049           246,441

Patents, net of accumulated amortization of
 $48,618 and $45,018                               113,831           101,331
                                             --------------  ----------------
Total Assets                                 $   3,977,850   $     4,051,458
                                             ==============  ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable                     $     425,407   $       348,473
  Related party payable                                 -              1,234
  Accrued liabilities                              450,011           100,290
  Accrued income tax                                 8,314             8,314
                                             --------------  ----------------
             Total Current Liabilities             883,732           458,311
                                             --------------  ----------------
Stockholders' Equity
  Preferred stock   no shares issued                    -                 -
  Common stock   $0.001 par value;
   100,000,000 shares authorized;
   17,148,548 and 17,215,446 shares issued
   and outstanding                                  17,149            17,215
  Additional paid-in capital                     9,759,958        10,027,475
  Less receivable from shareholder                      -           (900,609)
  Deficit accumulated during the development
   stage                                        (6,682,988)       (5,550,934)
                                             --------------  ----------------
  Total Stockholders' Equity                     3,094,118         3,593,147
                                             --------------  ----------------
Total Liabilities and Stockholders' Equity   $   3,977,850   $     4,051,458
                                             ==============  ================

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            UNAUDITED


                                                              For the Period
                                    For the Three Months      January 5, 1995
                                       Ended March 31,       (Date ofInception)
                                 ---------------------------  Through
                                    1999             1998     March 31, 1999
                                 ------------- -------------  ----------------
Sales                            $    121,757  $     60,088         3,412,482
Cost of sales                             845        44,726        1,529,1478
                                 ------------- -------------  ----------------
Gross profit                          120,912        15,362         1,883,334

General and administrative
  expense                             595,418       317,269         4,538,456
Research and development              670,079       153,757         3,974,028
                                 ------------- -------------  ----------------
Loss from operations               (1,144,585)     (455,664)       (6,629,150)

Interest expense                            -           (40)          (71,201)

Interest income                        11,845             -            47,456

Other income/expense                      686           (40)          (30,093)
                                 ------------- -------------  ----------------
Net Loss Before Income Taxes     $ (1,132,054) $   (455,704)  $    (6,682,988)
                                 ============= =============  ================
Basic and Diluted Loss Per
Common Share                     $      (0.07) $      (0.05)  $         (0.61)
                                 ============= =============  ================
Weighted average number of
 common shares used in per
 share calculation                 15,860,279     9,860,279        10,980,011
                                 ============= =============  ================

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            UNAUDITED


                                                                       For the Period
                                             For the Three Months      January 5, 1995
                                               Ended March 31,         (Date ofInception)
                                          ---------------------------  Through
                                             1999             1998     March 31, 1999
                                          ------------- -------------  ---------------
Cash Flows From Operating Activities
  Net loss                                $ (1,132,054) $   (455,704)  $   (6,682,988)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Gain on sale of available-for-sale
    securities                                      -             -           (21,225)
  Loss on sale of assets                            -             -             9,227
  Depreciation and amortization                 57,852        34,657          580,935
  Stock issued for services                         -             -           268,102
  Allowance for doubtful accounts                   -             -           242,288
  Changes in operating assets and
   liabilities:
    Accounts receivable                         89,045       (5,318)         (315,788)
    Other receivables                          152,570            -                 -
    Inventory                                  (63,831)                      (106,522)
    Accounts payable                            76,934     (332,775)          246,593
    Accrued liabilities                        349,721     (264,211)          381,027
    Deferred revenue                                -             -            (6,163)
    Other assets                               171,736       45,489          (110,489)
                                          ------------- -------------  ---------------
            Net Cash Used By Operating
            Activities                        (298,027)    (977,862)       (5,515,003)
                                          ------------- -------------  ---------------
Cash Flows From Investing Activities
  Payments to Flexpoint prior to
   acquisition                                      -             -          (268,413)
  Cash paid to acquire Tamco                        -             -           (25,000)
  Proceeds from sale of available-for-sale-
   securities                                       -             -           455,082
  Net cash received from Nanotech
   acquisition                                      -             -         1,492,907
  Payments received from related parties            -             -            34,661
  Collection of receivable from escrow
   agent                                            -             -            64,825
  Payments for the purchase of property
   and equipment                            (1,448,098)     (153,793)      (2,448,895)
  Proceeds from sale of equipment                   -             -            22,682
  Investment in patents                        (16,100)      (12,147)        (126,424)
                                          ------------- -------------  ---------------
            Net Cash Used By Investing
            Activities                      (1,464,198)     (165,940)        (798,575)
                                          ------------- -------------  ---------------
Cash Flows From Financing Activities
  Proceeds from the issuance of common
   stock                                       633,025         8,000        4,723,689
  Cash payments to officers to repurchase
   stock                                            -             -           (50,000)
  Cash paid for offering costs                      -             -          (123,020)
  Proceeds from borrowings                          -          1,565          303,960
  Principal payments of long-term debt              -       (303,336)        (398,751)
  Proceeds of bridge loan                           -      1,000,000        1,000,000
  Proceeds from stock subscription
   receivable                                1,573,750       390,000        1,963,750
  Proceeds from related party notes                 -             -            60,208
  Principal payments of related party
   notes                                            -        (13,329)         (63,933)
                                          ------------- -------------  ---------------
           Net Cash Provided By Financing
           Activities                        2,206,775     1,082,900        7,415,903
                                          ------------- -------------  ---------------
Net Change In Cash                             444,550       (60,902)       1,102,325

Cash at Beginning of Period                    657,775       106,494               -
                                          ------------- -------------  ---------------
Cash at End of Period                     $  1,102,325  $     45,592   $    1,102,325
                                          ============= =============  ===============

NOTE 1 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Sensitron, Inc. (Sensitron) for all periods presented and the accounts of Micropoint Inc. (formerly Nanotech Corporation), Flexpoint, Inc. (Flexpoint) and Technology and Machine Company, Inc. (Tamco) from the dates of their acquisitions in 1995 through March 31, 1999. These entities are collectively referred to as "Micropoint" or "the Company". All significant intercompany transactions and account balances have been eliminated in consolidation.

Nature of Operations - Sensitron Inc. was incorporated under the laws of the State of Utah on January 5, 1995, which is considered Micropoint's date of inception. Micropoint is a development stage enterprise engaged principally in designing, engineering and manufacturing sensors and related equipment using its flexible potentiometer technology. Micropoint has negotiated a significant contract to supply flexible sensors to an automobile component manufacturer. Sales under the contract are scheduled to begin upon Micropoint's completion of the infrastructure and manufacturing line sometime during the fourth quarter 1999.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Interim Financial Statements - The accompanying consolidated condensed balance sheets, statement of operations, and cash flows for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements have been condensed and do not contain all of the disclosure required by generally accepted accounting principals. Accordingly, these condensed financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K dated December 31,1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the operating results expected for the entire year.

Business Condition - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered losses from operations and has had negative cash flows from operating activities during the years ended December 31, 1998 and 1997 and cumulative from inception through March 31, 1999, which conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve profitable operations. The Company has negotiated a significant contract to supply flexible sensors to an automobile component manufacturer, which, if successful, would provide significant revenue to the Company. Management believes this and other similar potential contracts will provide sufficient cash flows for the Company to continue as a going concern and to ultimately establish profitable operations. However, there is no assurance that these objectives will be accomplished.

Fair Values of Financial Instruments -The amounts reported as cash, accounts receivable, and accounts payable, are considered reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

Concentration of Risk and Major Customers -At March 31, 1999 the Company had cash in excess of insured limits. The concentration of business in one-industry subjects the Company to a concentration of credit risk relating to trade accounts receivable. Sales for the first quarter were not significant and the receivables are primarily to one customer who has demonstrated their ability to pay. The Company relies on large production contracts for its business and generally does not require collateral from its customers with respect to the Company's trade receivables.

Inventory - The Company values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out method.

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

Long-Lived Assets - The realization of non-current assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based upon various analyses and significant management judgement. No impairment losses were required to be recognized in the accompanying financial statements.

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

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable commons shares would decrease the loss per share and have been excluded from the calculation.

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 1999, property and equipment consisted of the following:


     Furniture and fixtures            $      79,558
     Machinery and equipment               1,596,727
     Office equipment                        186,233
     Software                                 30,919
     Leasehold improvements                  867,987
                                       -------------
       Total                           $   2,761,424
                                       =============

Of the $867,987 of leasehold improvements, $483,833 is for the infrastructure required by the Company's automotive supply agreement. Depreciation expense for the three months ended March 31, 1999 and 1998 was $48,262 and $25,068 respectively.

NOTE 3 - OTHER ASSETS

Costs to obtain patents have been capitalized and are being amortized over a five year period. The Company currently has the rights to several patents. The Company is in the process of developing new patents and protecting its existing patents internationally. Cost associated for the development of these new patents have are capitalized. The Company does not amortize any patents until they have been perfected. The total patent cost capitalized as of March 31, 1999 and 1998 was $162,449 and $119,467, respectively.
Amortization expense for the three months ended March 31, 1999 and for the year ending December 31, 1998 was $3,600 and $14,400, respectively.

Goodwill associated to the acquisition of Tamco is being amortized over five years using the straight-line method. The carrying value of goodwill was $35,941 and $59,901 as of March 31, 1999 and 1998, respectively. Amortization expense for the three months ending March 31, 1999 and 1998 was $5,990.

Deposits of $52,049 and $15,779 are included in other assets at March 31, 1999 and 1998. The increase in deposits is due to a payment of $41,700 for rent on a new facility needed for the automotive supply agreement and applying $5,430 to the purchase of new equipment that was on deposit last year.

NOTE 4 - LICENSE AGREEMENT

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

NOTE 5 - CASH FLOW INFORMATION

Due to the cash proceeds generated from the issuance of stock, the Company has earned $11,845 in interest for the three months ending March 31, 1999. For the period ending March 31, 1999, the company recognized $5,559 of other income due to over accruals made during 1997.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is obligated under three operating lease agreements for its manufacturing facilities and office space. For the third lease, the Company was required to begin paying lease payments beginning January 15, 1999, and began leasehold improvements to increase its manufacturing capacity and
offices.    The Company's future minimum lease payments as of March 31, 1999 are scheduled below:

              Ending December 31:
                             $   233,010
                                 309,480
                                 299,550
                                 249,900
                                 249,900

In conjunction with the new lease, Micropoint has an option to renew the lease for an additional three year period on the same terms as described in the lease with the exception of the base rent which will be determined at the time the option is exercised. Micropoint is also required to maintain a letter of credit for $50,000 naming the landlord as the payee should Micropoint default on its lease.

In 1995, a third party entity loaned $35,000 to a former officer of the Company as a personal loan. This entity has made a claim against the former officer for repayment of the advance and for other consideration. The Company may be required to provide compensation to the former officer sufficient to settle the claim on behalf of the former officer. In August 1998, the Court granted defendants' Motion for Summary Judgment dismissing all other claims asserted by plaintiffs with prejudice. In December 1998 a check was issued to the third party in the amount of $48,618 representing principal and interest on the loan. Defendants may stand to recover attorney fees from plaintiffs. After the court rules on the remaining issue Clayton and Taylor have intimated that they will file an appeal. If an appeal is filed Sensitron intends to vigorously defend the appeal.

On February 13, 1998, Private Equity Partners LLC ("PEP") filed suit against Sensitron in the Third Judicial District Court in Salt Lake County, Utah. PEP alleges, among other things, that Sensitron owes PEP investment banking fees and warrants with respect to an agreement, and that Sensitron's refusal to pay such fees constitutes fraud. The suit seeks to obtain investment banking fees equal to 6.5% of all money raised by Sensitron, warrants to purchase 2% of Sensitron's equity, punitive damages of $5,000,000 and other relief. Discovery has been completed and both PEP and Sensitron filed Cross-Motions for Summary Judgment. The Court took the Cross-Motions for Summary Judgment under advisement on December 18, 1998 after oral arguments were presented. The Court denied the motions for summary judgment on grounds that questions of material facts exist. The Company intends to vigorously defend itself.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Micropoint, Inc. ("Micropoint"). The discussion should be read in conjunction with the condensed consolidated financial statements, related notes and Management's Discussion and Analysis or Plan of Operation for the year ended December 31, 1998. Wherever in this discussion the term "Company" is used, it should be understood to refer to Micropoint and its wholly owned subsidiary, Sensitron, Inc. ("Sensitron"), a Utah corporation, and Sensitron's wholly owned subsidiaries, Flexpoint, Inc. ("Flexpoint") and Technology and Machine Company, Inc. ("Tamco"), on a consolidated basis, except where the context clearly indicates to the contrary. The business operations of the Company are conducted through Flexpoint and Tamco. Prior to the April 1998 merger wherein Micropoint acquired Sensitron (the "Acquisition"), Micropoint had no operations. The Acquisition was accounted as a reorganization of

Sensitron. The historical financial statement prior to the Acquisition are those of Sensitron and have been restated accordingly.

Overview

     The Company is a development stage company and, since inception, has incurred losses from operations. As of March 31, 1999, the Company had cumulative net losses totaling $6,682,988. The Company is primarily engaged in the sensor business and is currently marketing proprietary patented sensor technology know as the Bend Sensor TM technology (the "Technology"). Sensing devices can be used to measure or sense changes in deflection and are typically used to trigger an electronic device when the sensor is activated. The worldwide market for sensing devices has grown significantly as a result of better technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. Management believes this worldwide market growth will continue.

Financial Position

     The Company had $1,102,325 in cash as of March 31, 1999. This represented an increase of $444,550 from December 31, 1998. Working capital as of March 31, 1999, decreased to $566,993 as compared to 2,317,976 at December 31, 1998. The decrease is largely due to the acquisition of $1,448,098 in new equipment and leasehold improvements at the new manufacturing facility.

Results of Operations

     During the three months ended March 31, 1999, the Company had sales of $121,757, comprised almost entirely of engineering fees; compared with sales of $60,088 for the comparable periods from the prior year, comprised primarily of product sales and engineering fees.

     Substantially all of the Company's development fee revenues during the three months ended March 31, 1999 were generated under a Purchase and Supply Agreement (the "Supply Agreement") between the Company and Delphi Automotive Systems ("Delphi") that was executed in June 1998. Under the Supply Agreement the Company will supply its proprietary sensor mats to Delphi for integration into a weight based suppression system as a critical part of a smart air bag system. The Supply Agreement provides that such sensor mats will be exclusively supplied to General Motors, through Delphi, by the Company through 2002. The Company is looking to the Supply Agreement to provide the bulk of its revenues in the immediate future. The Company could have over $300,000,000 in sales under the Supply Agreement based on estimates that were produced jointly by Delphi and the Company. Such projected sales is forward looking information. Such forward looking information is subject to many risks and uncertainties, including the fact that Delphi is not obligated under the terms of the Supply Agreement to purchase any minimum number of sensor mats and there can be no assurance that the Supply Agreement will result in any material amount of sales. As of the date of this filing, the Company had not entered into any firm agreement for a continued supply of Bend Sensor(R) products. Although management is highly confident that significant contracts can be obtained, there can be no assurance as to future sales levels of Bend Sensor(R) products. The failure of the Company to generate substantial sales under the Supply Agreement will materially and adversely effect the Company.

     The Company anticipates that its future success will be highly dependent on Delphi. Although the Supply Agreement has not accounted for substantial revenue to date, the Company anticipates that the revenue generated from the Supply Agreement will become a significant portion of the Company's revenues. The Company's ability to realize future sales to Delphi is subject to a number of risks. These risks include uncertainties relating to the Company's business under the Supply Agreement. Although the Supply Agreement is a multi-year contract, it does not require Delphi to purchase a specific minimum quantity of products. As a result, the Company's business, financial condition or results of operations could be materially adversely affected if sales do not materialize as projected.

     Substantially all of the Company's sales for the three months ended March 31, 1998 were generated under the License Agreement (the "License Agreement") between the Company and Ohio Art that was executed in May 1997. Under the License Agreement the Company granted to Ohio Art the exclusive worldwide right to sell products incorporation the Technology in the toy, traditional games and video game markets. The License Agreement provided for certain up front fees and minimum royalties in order for Ohio Art to maintain such exclusive rights. Certain toy customers of the Company have indicated that they will be getting out of the plush toy business and/or will not be manufacturing products using sophisticated sensor systems. As a result, the Company believes that revenues under the License Agreement and from the toy industry will be substantially less during 1999 than during 1998. In addition, it should be noted that the toy industry is cyclical and the Company expects that royalty revenues under the License Agreement will be greater in the second and third quarters of any given year. There can be no assurance as to what level, if any, of sales that the Company will secure under the License Agreement in future years.

          License and supply arrangements, such as those discussed above, create certain risks for the Company, including (i) reliance for sales of products on other parties; (ii) if the Company's products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than the Company; and (iii) the Company may have only limited protection from changes in manufacturing costs and raw materials costs.

     General and administrative expenses were $595,418 for the three months ended March 31, 1999, compared with $317,269 for the comparable period from the prior year. The increase in expenditures between the periods resulted primarily from increases in salary and wage expenses as a result of hiring additional accounting, management and clerical employees and increases in advertising and consulting expenses. General and administrative expenses during the first quarter of 1998 were also limited by a lack of available funds.

     Research and development expenses were $670,079 for the three months ended March 31, 1999, compared with $153,757 for the comparable period from the prior year. The increase in expenditures between the periods resulted primarily from increases in salary and wage expenses as a result of hiring additional engineering personnel and increases in consulting, equipment and software costs. Research and development expenses were also limited in the first quarter of 1998 by a lack of available funds.

     Net interest and other income was $11,845 and $686 for the three months ended March 31, 1999, respectively,. The net interest and other income relates mainly to interest earned on funds on deposit.

Liquidity and Capital Resources

     To date, the Company has financed its operations principally through private placements of equity securities and product sales. The Company generated $7,415,903 in net proceeds through financing activities from inception through March 31, 1999. The Company used net cash in operating activities of $298,027 during the three months ended March 31, 1999. As of March 31, 1999, the Company's liabilities totaled $883,732. The Company had working capital as of March 31, 1999 of $566,993.

     The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to expand facilities, complete development and bring the certain product utilizing the Technology to commercial viability and the level of sales of and marketing for the Company's products. The Company has committed to spend $233,010 in lease payment for its physical facilities during 1999, and $309,480, $299,550, $249,900 and $249,900 in physical facilities lease payments for the years 2000 through 2003, respectively. The Company believes that existing funds and funds generated from sales will not be sufficient to support the Company's operations through 1999. With the award of the Supply Agreement, the Company will need to materially increase spending for additional facilities, equipment and personnel. At a minimum, during the remainder of 1999 the Company will need to raise approximately $8,000,000 in additional funding to support its operations during 1999. The Company estimates that it will need to raise an additional $2,000,000 in 2000 to fully execute its business plan which includes completing two additional production lines to fulfill its anticipated manufacturing obligations under the Supply Agreement. The Company is presently seeking funding to satisfy its financing requirements. There can be no assurance that the Company will be successful in raising the necessary funding or that additional financing will be available on satisfactory terms when needed. The Company has no current arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available on commercially reasonable terms or at all. Any inability to obtain additional financing, when needed, will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

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

                   PART II   OTHER INFORMATION

Item 1.  Legal Proceedings.

     No change from descriptions contained in the Company's annual report on Form 10-KSB for the period ended December 31, 1998.

Item 2.  Changes in Securities.

       On March 31, 1999, the Company closed a private placement whereby the Company had raised gross proceeds of $3,362,137 through an offering of Common Stock to accredited investors for $4 per share. The Common Stock was issued under Rule 506 of Regulation D, Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Section 4(6) of the Securities Act. The Company did not use an underwriter in connection with the private placement.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Securityholders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)                         INDEX TO EXHIBITS

EXHIBIT NO.                DESCRIPTION OF EXHIBIT
-----------                ----------------------
2.1 Agreement and Plan of Reorganization (Schedules are omitted) (Incorporated by referenced to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated April 9, 1998).
3(i).1 Restated Certificate of Incorporation of Micropoint (Incorporated by reference to Exhibit 3(i).1 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 1998).
3(i).2 Articles of Incorporation of Sensitron, Inc. (Incorporated by referenced to Exhibit 3(i).3 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).
3(i).3 Articles of Incorporation of Flexpoint, Inc. (Incorporated by referenced to Exhibit 3(i).4 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).
3(i).4 Articles of Incorporation of Technology and Machine Company, Inc. (Incorporated by referenced to Exhibit 3(i).5 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).
3(ii).1 Restated and Amended Bylaws of Micropoint (Incorporated by reference to Exhibit 3(ii).1 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 1998).

3(ii).2 Bylaws of Sensitron, Inc. (Incorporated by referenced to Exhibit 3(ii).2 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).
3(ii).3 Bylaws of Flexpoint, Inc. (Incorporated by referenced to Exhibit 3(ii).3 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).
3(ii).4 Bylaws of Technology and Machine Company, Inc. (Incorporated by referenced to Exhibit 3(ii).4 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).
10.1 Employment Agreement with Douglas M. Odom (Incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K, dated April 9, 1998).
10.2 Lease Agreement between 72nd South Associates and the Company (Incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K, dated April 9, 1998).
10.3 Agreement between Ohio Art and the Company (certain portions of the agreement were omitted from the exhibit pursuant to a grant of confidential treatment) (Incorporated by reference to Exhibit
              10.3 of the Company's current report on Form 8-K, dated April 9,
              1998).
10.4 Purchase and Supply Agreement by and among Flexpoint, Inc. and Delphi Automotive Systems (certain portions of the agreement were omitted from the exhibit pursuant to a grant of confidential treatment) (Incorporated by reference to Exhibit
              10.4 to the Company's annual report on Form 10-KSB, dated December 31, 1998).
10.5 Industrial Space Lease between Prudential Insurance Company of America and Micropoint (Incorporated by reference to Exhibit
              10.5 to the Company's annual report on Form 10-KSB, dated December 31, 1998).
27.1          Financial Data Schedule

(b)     Reports on Form 8-K:

          None.




                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MICROPOINT, INC.




Date: May 12, 1999                By     /s/ Douglas M. Odom
                                    ------------------------------
                                             Douglas M. Odom
                                             President, Chief Executive
                                             Officer, Director




Date: May 12, 1999                By     /s/ Thomas N. Strong
                                     --------------------------------
                                             Thomas N. Strong
                                             Chief Accounting Officer