Form 10QSB
period 1999-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 1999-08-16
CIK 925660

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                      ______________________

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

           For the Quarterly Period Ended June 30, 1999

                  Commission File Number 0-24368

                  FLEXPOINT SENSOR SYSTEMS, INC.
                   (Formerly Micropoint, Inc.)
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

                          [X]  Yes   [ ]No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 1999: 17,238,670.

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements.


                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
              CONDENSED CONSOLIDATED BALANCE SHEETS
                            UNAUDITED

                                                    June 30,     December 31,
                                                       1999          1998
                                                   ------------  ------------
  ASSETS
Current Assets
   Cash                                            $   206,798   $   657,775
   Trade accounts receivable, net of allowance of
      $90,721                                           52,232       298,586
   Royalties receivable                                     -        152,570
   Receivable from shareholder                              -      1,573,750
   Inventory                                           194,748        42,691
   Prepaid expense                                      45,167        50,915
                                                   ------------  ------------
     Total Current Assets                              498,945     2,776,287
                                                   ------------  ------------
Property and Equipment                               3,326,129     1,273,326
   Less accumulated depreciation                      (486,485)     (387,858)
                                                   ------------  ------------
   Net Property and Equipment                        2,839,644       885,468
                                                   ------------  ------------
Goodwill, Net of Accumulated Amortization of
 $89,851 and $77,871                                    29,950        41,931

Deposits                                                49,549       246,441

Patents, net of accumulated amortization of
 $52,218 and $45,018                                   116,234       101,331
                                                   ------------  ------------
Total Assets                                       $ 3,534,322   $ 4,051,458
                                                   ============  ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Trade accounts payable                          $   631,178   $   348,473
   Related party payable                                               1,234
   Accrued liabilities                                 577,185       100,290
   Income taxes payable                                  8,314         8,314
   Notes payable                                       310,000            -
                                                   ------------  ------------
     Total Current Liabilities                       1,526,677       458,311
                                                   ------------  ------------
Stockholders' Equity
   Preferred stock $0.001 par value; 100,000,000
    shares authorized; 526 shares issued and
    outstanding; liquidation preference $460,250             1            -
   Common stock $0.001 par value; 100,000,000
     shares authorized; 17,238,670 and 17,215,446
     shares issued and outstanding                      17,239        17,215
   Additional paid in capital                       10,221,885    10,027,475
   Less receivable from stockholder                          -      (900,609)
  Deficit accumulated during the development stage  (8,231,480)   (5,550,934)
                                                   ------------  ------------
     Total Stockholders' Equity                      2,007,465     3,593,147
                                                   ------------  ------------
Total Liabilities and Stockholders' Equity         $ 3,534,322   $ 4,051,458
                                                   ============  ============

The accompanying notes are an integral part of these financial statements.

                MICROPOINT, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            UNAUDITED


                                                                                   For the Period
                                                                                   January 5,
                                                                                   1995
                                                                                   (Date of
                                                                                   Inception)
                                  For the Three Months      For the Six Months     Through
                                    Ended June 30,           Ended June 30,        June 30,
                                   1999           1998     1999           1998     1999
                              ------------- ------------ ------------ ------------ -------------
Sales                         $    122,089  $   297,042  $   287,950  $   357,130  $  3,534,571
Cost of sales                       47,968      110,813       80,677      155,539     1,577,116
                              ------------- ------------ ------------ ------------ -------------
Gross profit                        74,121      186,229      207,273      201,591     1,957,455

General and administrative
  expense                          839,811      475,713    1,459,405      770,841     5,378,267
Research and development           793,741      272,117    1,441,241      439,822     4,767,769
                              ------------- ------------ ------------ ------------ -------------
Loss from operations            (1,559,431)    (561,601)  (2,693,373)  (1,009,072)   (8,188,581)

Interest expense                    (4,351)          -        (4,351)         (40)      (75,552)

Interest income                      4,798       13,663       16,643       13,663        62,898

Other income/expense                  (152)         (60)         535          526       (30,245)
                              ------------- ------------ ------------ ------------ -------------
Net Loss Before Income Taxes    (1,559,136)    (547,998)  (2,680,546)    (994,923)   (8,231,480)

Provision for income taxes              -            -            -         4,043            -
                              ------------- ------------ ------------ ------------ -------------
Net Loss                      $ (1,559,136) $  (547,988) $(2,680,546) $  (998,966) $ (8,231,480)
                              ============= ============ ============ ============ =============
Basic and Diluted Loss Per
 Common Share                 $      (0.09) $     (0.06) $     (0.16) $     (0.08) $      (0.48)
                              ============= ============ ============ ============ =============
Weighted average number of
 common shares used in per
  share calculation             17,148,548    9,860,279   17,148,548   12,479,064    17,148,548
                              ============= ============ ============ ============ =============

    The accompanying notes are an integral part of these financial statements.
                                         3

                  FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                       (A Company in the Development Stage)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     UNAUDITED
                                                                            For the Period
                                                                            January 5, 1995
                                                                            (Date of Inception)
                                                 For the Six Months         Through
                                                   Ended June 30,           June 30,
                                                 1999            1998       1999
                                             --------------- -------------- ----------------
Cash Flows From Operating Activities
    Net loss                                 $   (2,680,546) $    (998,966) $    (8,231,480)
    Adjustments to reconcile net loss to
     net cash used by operating activities
    Gain on Sale of available-for-sale
      securities                                         -              -           (21,225)
    Loss on sale of assets                               -              -             9,227
    Depreciation and amortization                   117,807         69,315          640,890
    Stock issued for services                            -              -           268,102
    Allowance for doubtful accounts                      -              -           242,288
    Write-off of related party receivable                -              -                -
    Changes in operating assets and liabilities:
      Accounts receivable                           398,924        (38,559)        (158,479)
      Inventory                                    (152,057)      (353,489)        (194,748)
      Accounts payable                              282,705        (44,945)         452,364
      Accrued liabilities                           476,895       (358,493)         508,201
      Deferred revenue                                   -        (100,000)          (6,163)
      Other assets                                  202,122         30,490          (81,103)
                                             --------------- -------------- ----------------
       Net Cash Used By Operating Activities     (1,354,150)    (1,794,647)      (6,572,126)
                                             --------------- -------------- ----------------
Cash Flows From Investing Activities
    Payments to Flexpoint prior to acquisition           -              -          (268,413)
    Cash paid to acquire Tamco                           -              -           (25,000)
    Proceeds from the sale of available-for
      sale securities                                    -         153,497          455,082
    Net cash received form Nanotech
      acquisition                                        -       1,492,906        1,492,907
    Payments received from related parties               -           3,128           34,661
    Collection of receivables from escrow agent          -              -            64,825
    Payments for the purchase of property
      and equipment                              (2,052,803)      (268,242)      (3,053,600)
    Proceeds received from sale of property
      and equipment                                      -              -            22,682
    Investment in patents                           (22,818)       (18,459)        (132,142)
                                             --------------- -------------- ----------------
       Net Cash Used By Investing Activities     (2,075,621)     1,362,830       (1,408,998)
                                             --------------- -------------- ----------------
Cash Flows From Financing Activities
    Proceeds from the issuance of stock           1,095,044          8,000        5,185,708
    Cash payments to officers to repurchase
      stock                                              -              -           (50,000)
    Cash paid for offering costs                         -              -          (123,020)
    Proceeds from borrowings                        310,000             -           613,960
    Principal payments of long-term debt                 -        (310,118)        (398,751)
    Proceeds of bridge loan                              -       1,000,000        1,000,000
    Proceeds from stock subscription
      receivable                                  1,573,750        390,000        1,963,750
    Proceeds from related party notes                    -              -            60,208
    Principal payments of related party notes            -              -           (63,933)
                                             --------------- -------------- ----------------
       Net Cash Provided By Financing
        Activities                                2,978,794      1,087,882        8,187,922
                                             --------------- -------------- ----------------
Net Change In Cash                                 (450,977)       656,065          206,798

Cash at Beginning of Period                         657,775        106,494               -
                                             --------------- -------------- ----------------
Cash at End of Period                        $      206,798  $     762,559  $       206,798
                                             =============== ============== ================

    The accompanying notes are an integral part of these financial statements.
                                         4

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Principles of Consolidation Sensitron, Inc. ("Sensitron") was incorporated under the laws of the State of Utah on January 5, 1995. During 1995, Sensitron acquired Flexpoint, Inc. and Technology and Manufacturing Company, Inc., Utah corporations On April 11, 1998, Sensitron was reorganized into a wholly-owned subsidiary of Nanotech Corporation, a publicly-held Delaware Corporation, and changed its name to Micropoint, Inc. At the annual stockholders' meeting held on June 16, 1999, its stockholders authorized Micropoint, Inc. to change its name to Flexpoint Sensor Systems, Inc.

    The accompanying consolidated financial statements include the accounts of Sensitron for all periods presented, the accounts of its wholly-owned subsidiaries from their dates of acquisition in 1995 and the accounts of Flexpoint Sensor Systems, Inc. from April 11, 1998. These entities are collectively referred to herein as the "Company," except where the context clearly indicates to the contrary All significant intercompany transactions and account balances have been eliminated in the consolidation.

    Nature of Operations - The Company is a development stage enterprise engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. Flexpoint, Inc. entered into a Purchase and Supply Agreement (the "Supply Agreement") with Delphi Automotive Systems ("Delphi") in June 1998. Under the terms of the Supply Agreement, the Company will supply its proprietary sensor mats to Delphi for integration into a weight based suppression system as a critical part of a smart air bag system. The Supply Agreement provides that such sensor mats will be exclusively supplied to General Motors, through Delphi, by the Company through 2002. The Company is looking to the Supply Agreement to provide the bulk of its revenues in the immediate future. The Company could have over $300,000,000 in sales under the Supply Agreement. The projected sales figure is forward looking information. Such forward looking information is subject to many risks and uncertainties, including the fact that Delphi is not obligated under the terms of the Supply Agreement to purchase any minimum number of sensor mats and there can be no assurance that the Supply Agreement will result in any material amount of sales.

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Interim Financial Statements -   The accompanying consolidated and
condensed balance sheet, statement of operations and cash flows for the three and six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements have been condensed and do not contain all of the disclosure required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-KSB, dated December 31, 1988. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results expected for the entire year.

  Business Condition - The accompanying financial statements contemplate continuation of the Company as a going concern. However, the Company has suffered losses from operations and has had negative cash flows from operating activities during the years ended December 31, 1998 and 1997 and cumulative from inception through June 30, 1999, which conditions raise substantial doubt about the Company's ability to continue as a going concern. With the award of the Supply Agreement and subsequent increase in the projected manufacturing output under the agreement, the Company has needed to materially increase spending for additional facilities, equipment and personnel. At a minimum, during the remainder of 1999 the Company will need to raise approximately $8,000,000 in additional funding to support its operations during 1999. The Company estimates that it will need to raise at least an additional $2,000,000 in 2000 to fully execute its business plan which includes completing two additional production lines to fulfill its anticipated manufacturing obligations under the Supply Agreement, as amended.

    The Company is concurrently seeking funding from several sources. The Company has no material current contractual arrangements with respect to additional financing and there can be no assurance that additional financing will be available on commercially reasonable terms or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

NOTE 2   PROPERTY AND EQUIPMENT

    At June 30, 1999 property and equipment consisted of the following:

Furniture and fixtures                 $       92,838
Machinery and equipment                     1,671,284
Office equipment                              219,685
Software                                       33,354
Leasehold improvements                      1,308,968
                                       ---------------
    Total                              $    3,326,129
                                       ===============

Of the $1,308,968 of leasehold improvements, $906,502 is for the infrastructure required by the Supply Agreement. Depreciation expense for the six months ended June 30, 1999 and 1998 was $50,365 and $32,068 respectively.

NOTE 3 - NOTES PAYABLE

    On June 18, 1999, the Company borrowed $310,000 from a non-affiliated accredited lender to provide the Company necessary funding. Of said amount, $200,000 bears interest at 20% per annum, payable monthly. The principal is payable in two equal installments of $100,000 on September 18, 1999 and December 18, 1999. The remaining principal amount of $110,000 bore interest at 10% per annum and was payable and was repaid on July 15, 1999. These notes are unsecured and included in total current liabilities. As part of the consideration for these notes, the Company granted to said lender warrants to acquire 75,000 shares of the Company's common stock. Said warrants are exercisable at approximately $4.34 per share for a period expiring in June 2004.

NOTE 4 -  PREFERRED STOCK

      During the three months ended June 30, 1999, the Company offered and sold to accredited investors in a private placement 526 Units (defined below) for gross proceeds of $460,250. Each Unit consisted of one share of Series A Convertible Preferred Stock (the "Preferred Stock") and Series A Warrants to purchase 250 shares of the Company's common stock. The Preferred Stock is convertible, at the option of the holder at any time, into common stock at the conversion rate of 250 shares of common stock for one share of Preferred Stock. The Series A Warrants are exercisable at $4.00 per share through January 1, 2001. Each Unit was sold for $875.

NOTE 5 -  SUBSEQUENT EVENTS

     On July 30, 1999, the Company borrowed $200,000 from a non-affiliated lender. The note bore interest at 14% per annum. The note was repaid in August 1999 and all interest payable thereunder was forgiven. As part of the consideration for the note, the Company granted to said lender warrants to acquire 160,000 shares of the Company's common stock. Said warrants are exercisable at $3.15 per share for a period expiring in July 2004.

     On August 11, 1999, the Company borrowed $1,000,000 from a non-affiliated lender. The note bears interest at 14% per annum. The interest was prepaid in full at funding and the principal is due and payable on February 10, 2000. The note is secured by Company equipment. As part of the consideration for the note, the Company granted to said lender warrants to acquire 500,000 shares of the Company's common stock. Said warrants are exercisable at $3.15 per share for a period expiring in July 2004.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Flexpoint Sensor Systems, Inc. The discussion should be read in conjunction with the condensed consolidated financial statements, related notes and Management's Discussion and Analysis or Plan of Operation for the year ended December 31, 1998. Wherever in this discussion the term "Company" is used, it should be understood to refer to Flexpoint Sensor Systems, Inc. and its wholly owned subsidiary, Sensitron, Inc. ("Sensitron"), a Utah corporation, and Sensitron's wholly owned subsidiaries, Flexpoint, Inc. and Technology and Machine Company, Inc. ("Tamco"), on a consolidated basis, except where the context clearly indicates to the contrary. The business operations of the Company are conducted through Flexpoint, Inc. and Tamco. Prior to the April 1998, merger wherein Flexpoint Sensor Systems, Inc. acquired Sensitron (the "Acquisition"), Flexpoint Sensor Systems Inc. had no operations. The Acquisition was accounted as a reorganization of Sensitron. The historical financial statements prior to the Acquisition are those of Sensitron and have been restated accordingly.

Overview

      The Company is a development stage company and, since inception, has incurred losses from operations. As of June 30, 1999, the Company had cumulative net losses totaling $8,231,480. The Company is primarily engaged in the sensor business and is currently marketing proprietary patented sensor technology know as the Bend Sensor TM technology (the "Technology"). Sensing devices can be used to measure or sense changes in deflection and are typically used to trigger an electronic device when the sensor is activated. The worldwide market for sensing devices has grown significantly as a result of better technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. Management believes this worldwide market growth will continue.

Financial Position

     The Company had $206,798 in cash as of June 30, 1999. This represented a decrease of $450,977 from December 31, 1998. Working capital deficiency as of June 30, 1999 was $(1,027,732) compared to working capital of $2,317,976 at December 31, 1998. The decrease is largely due to the acquisition of $1,090,535 in new equipment, investment of $958,838 in leasehold improvements, payment of $851,000 in fees and expenses to outside consultants for software development relating to the Company's sensor mats for use in the smart air bag system (discussed below) and purchase of $76,451 in office equipment.

Three and Six Months Ended June 30, 1999 and 1998

     During the three and six months ended June 30, 1999, the Company had sales of $122,089 and $287,950, respectively, comprised almost entirely of development fees; compared with sales of $297,042 and $357,130 for the comparable periods from the prior year, comprised primarily of product sales and engineering fees.

     Substantially all of the Company's revenues during the three and six months ended June 30, 1999 were generated under a Purchase and Supply Agreement (the "Supply Agreement") between the Company and Delphi Automotive Systems ("Delphi"). Under the Supply Agreement the Company will supply its proprietary sensor mats to Delphi for integration into a weight based suppression system as a critical part of a smart air bag system. The Supply Agreement provides that such sensor mats will be exclusively supplied to General Motors, through Delphi, by the Company through 2002.

     The Company anticipates that its future success will be highly dependent on Delphi. Although the Supply Agreement has not accounted for substantial revenue to date, the Company could have over $300,000,000 in sales under that Supply Agreement and it anticipates that the revenue generated from the Supply Agreement will become a significant portion of the Company's revenues. The Company does not expect significant sales to begin under the Supply Agreement until the second half of 2000. The projected sales and timing thereof is forward looking information and is subject to many risks and uncertainties, including the fact that although the Supply Agreement is a multi-year contract, it does not require Delphi to purchase a specific minimum quantity of products. In addition, with the award of the Supply Agreement and subsequent increases in the projected manufacturing output under the agreement, the Company will need to materially increase spending for additional facilities, equipment and personnel. The Company presently does not have the funding to make the required expenditure. See "--Liquidity and Capital Resources." As a result, the Company's business, financial condition or results of operations could be materially adversely affected if sufficient additional funding is not timely acquired or if sales do not materialize as projected under the Supply Agreement, of which there can be no assurance.

      Substantially all of the Company's revenues during the three and six months ended June 30, 1998 were generated under a license agreement (the "License Agreement") whereby the Company granted to Ohio Art the exclusive worldwide right to sell products incorporating the Technology in the toy, traditional games and video game markets. The License Agreement provided for certain up front fees and minimum royalties in order for Ohio Art to maintain such exclusive rights. Certain toy customers of the Company have indicated that they will be getting out of the plush toy business and/or will not be manufacturing products using sophisticated sensor systems. In July 1999, the Company received orders that are expected to result in $136,000 in revenues under the License Agreement. Ohio Art has not committed to manufacture or sell any other licensed products during 1999 or thereafter. The toy industry is cyclical and the Company expects that the bulk of annual royalty revenues will be greater in the second and third quarters of any given year. As a result, the Company believes that the revenues under the License Agreement during 1999 will be substantially less than in 1998. There can be no assurance as to what level of sales, if any, the Company will secure under the License Agreement in future years.

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

    General and administrative expenses for the three and six months ended June 30, 1999 were $839,811 and $1,459,405, respectively, compared with $475,713 and $770,841 for the comparable periods from the prior year. The increase in expenditures between the periods resulted primarily from increases in salary and wage expenses as a result of hiring additional engineering and manufacturing employees and increases in advertising and consulting expenses. The Company does not expect that general and administrative expenses will be reduced below current levels without reducing the number of employees. Such reductions may have a material adverse effect on the Supply Agreement and the commercialization of the Company's other products. Although Management has liquidity concerns, management does not intend to reduce general and administrative costs.

      Research and development ("R&D") expenses for the three and six months ended June 30, 1999 were $793,741 and $1,441,241, respectively, compared with $272,117 and $439,822 for the comparable periods from the prior year. The increase in expenditures between the periods resulted primarily from increases in R&D spending relating to the Supply Agreement. Specifically, $851,000 of R&D expenses during 1999 related to consulting expenses for the development of the software associated with the Supply Agreement. The Company expects that during 1999 most of such software development will be completed. As a result, the Company expects software consulting expenses relating to the Supply Agreement will be significantly reduced in 2000. The Company is, however, looking to expand into additional markets and R&D efforts associated therewith, including related software development expenditures, may be substantial. As a result, the Company does not expect that R&D will be reduced below current levels unless a lack of funding requires the Company to make such reductions. Reductions in R&D expenditures would comprise primarily reductions in R&D staff. Such staff reductions could have a material adverse effect on product development and on the Company. Although Management has liquidity concerns, management does not intend to reduce R&D efforts.

     Net interest and other income for the three and six months ended June 30, 1999 was $295 and $12,827, respectively, compared with $13,603 and $14,149 for the comparable periods for the prior year. The net interest and other income relates mainly to interest earned on funds on deposit.

Liquidity and Capital Resources

     To date, the Company has financed its operations principally through private placements of debt and equity securities and sales. The Company generated $8,187,922 in net proceeds through financing activities from inception through June 30, 1999. The Company used net cash in operating activities of $1,354,150 during the six months ended June 30, 1999. As of June 30, 1999, the Company's liabilities totaled $1,526,677. The Company had working capital deficiency as of June 30, 1999 of $(1,027,732).

     The Company has committed to spend $233,010 in lease payment for its physical facilities during the remainder of 1999 and $309,480, $299,550, $249,900 and $249,900 in physical facilities lease payments for the years 2000 through 2003, respectively. In connection therewith, the Company contracted for certain improvements to its physical facilities. The Company believes that approximately $417,000 is owed for the improvements and the contractor is claiming approximately $487,000 is owing. The Company also has short term loan obligations in the principal amounts of $100,000, $100,000 and $1,000,000 that are due in September 1999, December 1999 and February 2000, respectively. Most of the interest owing on said loans has been paid.

     The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to expand facilities, complete development and bring the certain product utilizing the Technology to commercial viability and the level of sales of and marketing for the Company's products. With the award of the Supply Agreement and subsequent increase in the projected manufacturing output under the agreement, the Company has needed to materially increase spending for additional facilities, equipment and personnel. The Company believes that existing funds and funds generated from sales will be sufficient to support the Company's operations through the third quarter of 1999. At a minimum, during the remainder of 1999 the Company will need to raise approximately $8,000,000 in additional funding to support its operations during 1999. The Company estimates that it will need to raise at least an additional $2,000,000 in 2000 to fully execute its business plan which includes completing two additional production lines to fulfill its anticipated manufacturing obligations under the Supply Agreement, as amended.

     The Company is concurrently seeking additional funding from several sources. The Company has no material current contractual arrangements with respect to additional financing and there can be no assurance that additional financing will be available on commercially reasonable terms or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

Year 2000

    The Company uses computers systems and microprocessors that are embedded in systems the Company uses. Computers and embedded microprocessors have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. Because this issue has the potential to cause disruption of the Company's business operations, the Company has and is seeking to identify and remediate potential Year 2000 problems in its business information systems and other systems embedded in its engineering and manufacturing operations. In addition, the Company has communicated with its major suppliers, dealers, distributors and other third parties in order to assess and reduce the risk that the Company's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue.

    The Company uses computers systems principally for product design, product prototyping, manufacturing and administrative functions such as communications, word processing, accounting and management and financial reporting. The Company uses embedded microprocessors principally in its manufacturing and engineering operations. The Company's principal computer systems (including the embedded microprocessors systems) have been purchased since December 31, 1997 and the vendors supplying such systems have generally represented that such systems are Year 2000 compliant. The software utilized by the Company is generally standard "off the shelf" software, typically available from a number of vendors. The Company has verified with its software vendors that the services and products provided are, or will be, Year 2000 compliant. In addition, the Company has certain software that has been written specifically for use by the Company and the suppliers of such software have warranted that it is Year 2000 compliant. Based on such verification, the Company believes that its computer systems and software is Year 2000 compliant in all material respects. The Company estimates that the cost to redevelop, replace or repair its technology will not be material. The Company is not using any independent verification or validation procedures. There can be no assurance, however, that such systems and/or programs are or will be Year 2000 compliant and that the failure of such would not have a material adverse impact on the Company's business and operations.

      In addition to its own computer systems, in connection with its business activities, the Company interacts with suppliers, customers, and financial service organizations who use computer systems. The Company has communicated with such parties regarding their state of Year 2000 readiness. Based on its assessment activity to date, the Company believes that a majority of the suppliers, customers and financial service organizations with whom it interacts are making acceptable progress toward Year 2000 readiness. The Company currently believes that the most reasonable likely worst case scenario is that there will be some localized disruptions of supplier, customer and/or financial services that will affect the Company and its suppliers, and distribution channels for a short time rather than systemic or long-term problems affecting its business operations as a whole. In view of the foregoing, the Company does not currently anticipate that it will experience a significant disruption of its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties that are critical to the Company's operations. For example, lack of readiness by electrical and water utilities, financial institutions, government agencies or other providers of general infrastructure could pose significant impediments to the Company's ability to carry on its normal operations in the area or areas so affected. The Company is currently evaluating what contingency plans, if any, to make in the event the Company or parties with whom the Company does business experience Year 2000 problems.

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

Forward-Looking Statements

      When used in this Form 10-QSB, in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

      The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected. Please refer to the "Management's Discussion and Analysis or Plan of Operation" and specifically the discussion under "Other Factors" that is found in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998, for more details.

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

Item 2. Changes in Securities.

     During the three months ended June 30, 1999, the Company offered and sold to accredited investors in a private placement 526 Units (defined below) for gross proceeds of $460,250. Each Unit consisted of one share of Series A Convertible Preferred Stock (the "Preferred Stock") and Series A Warrants to purchase 250 shares of the Company's common stock. The Preferred Stock is convertible, at the option of the holder at any time, into common stock at the conversion rate of 250 shares of common stock for one share of Preferred Stock. The Series A Warrants are exercisable at $4.00 per share through January 1, 2000. Each Unit was sold for $875. The Preferred Stock was issued under Rule 506 of Regulation D, Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Section 4(6) of the Securities Act. The Company did not use an underwriter in connection with the private placement.

      On June 18, 1999, the Company borrowed $310,000 from a non-affiliated accredited lender in a private transaction to provide the Company necessary funding. Of said amount, $200,000 bears interest at 20% per annum, payable monthly. The principal is payable in two equal installments of $100,000 on September 18, 1999 and December 18, 1999. The remaining principal amount of $110,000 bore interest at 10% per annum and was payable and was repaid on July 15, 1999. These notes are unsecured. As part of the consideration for these notes, the Company granted to said lender warrants to acquire 75,000 shares of the Company's common stock. Said warrants are exercisable at approximately
3.44 per share for a period expiring in June 2004. The warrants were issued under Rule 506 of Regulation D, Section 4(2) of the Securities Act and Section 4(6) of the Securities Act. The Company did not use an underwriter in connection with the transaction.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to Vote of Securityholders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

  (a)          INDEX TO EXHIBITS


EXHIBIT NO.         DESCRIPTION OF EXHIBIT
-----------         -------------------------

2.1 Agreement and Plan of Reorganization (Schedules are omitted) (Incorporated by referenced to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated April 9,
                    1998).

3(i).1 Restated Certificate of Incorporation of Flexpoint Sensor Systems, Inc. (Incorporated by reference to Exhibit 3(i).1 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 1998).

3(i).2              Amended Certificate of Incorporation of Flexpoint Sensor
                    Systems, Inc.

3(i).3 Certificate of Designation of Series A Convertible Preferred Stock of Flexpoint Sensor Systems, Inc.

3(i).4              Articles of Incorporation of Sensitron, Inc.
                    (Incorporatedby referenced to Exhibit 3(i).3 of the Company's Annual Report on Form 10-KSB, dated March 31,
                    1998).

3(i).5 Articles of Incorporation of Flexpoint, Inc. (Incorporated by referenced to Exhibit 3(i).4 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

3(i).6 Articles of Incorporation of Technology and Machine Company, Inc. (Incorporated by referenced to Exhibit 3(i).5 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

3(ii).1 Restated and Amended Bylaws of Flexpoint Sensor Systems, Inc. (Incorporated by reference to Exhibit 3(ii).1 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 1998).

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

10.2 Lease Agreement between 72nd South Associates and the Company (Incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K, dated April 9,1998).

10.3 Agreement between Ohio Art and the Company (certain portions of the agreement were omitted from the exhibit pursuant to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.3 of the Company's current report on Form 8-K, dated April 9,1998).

10.4                Purchase and Supply Agreement by and among Flexpoint, Inc.
                    and Delphi Automotive Systems (certain portions of the agreement were omitted from the exhibit pursuant to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.4 to the Company's annual report on Form 10-KSB, dated December 31, 1998).

10.5 Industrial Space Lease between Prudential Insurance Company of America and Flexpoint, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-KSB, dated December 31, 1998).

27.1                Financial Data Schedule


(b)  Reports on Form 8-K:

    None.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FLEXPOINT, INC.


Date: August 13, 1999                    By     /s/ Douglas M. Odom
                                           ---------------------------
                                                  Douglas M. Odom
                                                  President, Chief Executive
                                                  Officer, Director

Date: August 13, 1999                     By     /s/ Thomas N. Strong
                                            -------------------------------
                                                  Thomas N. Strong
                                                  Chief Accounting Officer