Form 10QSB
period 1999-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 1999-11-12
CIK 925660

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                      ______________________

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

        For the Quarterly Period Ended September 30, 1999

                  Commission File Number 0-24368

                  FLEXPOINT SENSOR SYSTEMS, INC.
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

                              [X]  Yes   [ ]  No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 1999: 17,854,391.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

    ASSETS
                                             September 30,      December 31,
                                               1999                1998
                                            ----------------   --------------
Current Assets
  Cash                                      $        15,366    $    657,775
  Trade accounts receivable, net
    of allowance of $41,606 and $90,721             210,287         298,586
  Royalties receivable                                   -          152,570
  Receivable from shareholder                            -        1,573,750
  Inventory                                         155,965          42,691
  Prepaid expense                                    45,702          50,915
                                            ----------------   --------------
     Total Current Assets                           427,320       2,776,287
                                            ----------------   --------------
Property and Equipment                            3,389,313       1,273,326
   Less accumulated depreciation                   (536,850)       (387,858)
                                            ----------------   --------------
Net Equipment                                     2,852,463         885,468
                                            ----------------   --------------
Goodwill, Net of Accumulated Amortization
 of $95,842 and $77,871                              23,960          41,931

Deposits                                             49,549         246,441

Patents, net of accumulated amortization
 of $55,818 and $45,018                             127,711         101,331
                                            ----------------   --------------
Total Assets                                $     3,481,003    $  4,051,458
                                            ================   ==============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Trade accounts payable                    $       723,366    $    348,473
  Related party payable                                  -            1,234
  Accrued liabilities                               309,300         100,290
  Income taxes payable                                8,314           8,314

  Notes payable                                   1,210,000              -
                                            ----------------   --------------
     Total Current Liabilities                    2,250,980         458,311
                                            ----------------   --------------
Stockholders' Equity (Deficit)
  Preferred stock - $0.001 par value;
   100,000,000 shares authorized; 536
   shares issued                                          1              -
  Common stock - $0.001 par value;
   100,000,000 shares authorized;
   18,215,614 and 17,215,446 shares
   issued and outstanding                            18,215          17,215
  Additional paid in capital                     10,990,002      10,027,475
  Less receivable from shareholder                       -         (900,609)
  Deficit accumulated during the
    development stage                            (9,778,195)     (5,550,934)
                                            ----------------   --------------
Total Stockholders' Equity (Deficit)              1,230,023       3,593,147
                                            ----------------   --------------
Total Liabilities and Stockholders' Equity
 (Deficit)                                  $     3,481,003    $  4,051,458
                                            ================   ==============

The accompanying notes are an integral part of these financial statements.
                                2

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED


                                                                                   For the Period
                                                                                   January 5,1995
                                                                                   (Date of
                                                                                   Inception)
                                For the Three Months      For the Nine Months      Through
                                     Ended Sept. 30,          Ended Sept. 30,      Sept. 30,
                                  1999            1998      1999        1998       1999
                             ------------- ------------- ------------ ------------ --------------
Sales                        $    345,648  $    957,378  $   633,598  $ 1,314,509  $   3,880,219
Cost of sales                     153,045       453,087      233,722      608,625      1,730,161
                             ------------- ------------- ------------ ------------ --------------
Gross profit                      192,603       504,291      399,876      705,884      2,150,058

General and administrative
 expense                          817,481       350,253    2,276,886    1,133,699      6,195,748
Research and development          902,253       324,887    2,343,494      764,709      5,670,022
                             ------------- ------------- ------------ ------------ --------------
Loss from operations           (1,527,131)     (170,849)  (4,220,504)  (1,192,524)    (9,715,712)

Interest expense                  (72,267)           -       (76,618)         (40)      (147,819)

Interest income                     3,898         5,441       20,542       22,028         66,796

Other income/expense               48,784           583       49,319       (2,006)        18,539
                             ------------- ------------- ------------ ------------ --------------
Net Loss Before Income Taxes   (1,546,715)     (164,825)  (4,227,261)  (1,172,542)    (9,778,196)

Provision for income taxes             -             -            -            -              -
                             ------------- ------------- ------------ ------------ --------------
Net Loss                     $ (1,546,715) $   (164,825) $(4,227,261) $(1,172,542) $  (9,778,195)
                             ============= ============= ============ ============ ==============
Basic and Diluted Loss Per
  Common Share               $      (0.09) $      (0.01) $     (0.24) $     (0.09) $       (0.55)
                             ============= ============= ============ ============ ==============
Weighted average number of
 common shares used in per
 share calculation             17,682,081    15,860,279   17,682,081   13,618,521     17,682,081
                             ============= ============= ============ ============ ==============

The accompanying notes are an integral part of these financial statements.
                                     3


FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                              For the Period
                                                                              January 5, 1995
                                                                              (Date of Inception)
                                                      For the Nine Months     Through
                                                      Ended September  30,    September 30,
                                                   1999             1998      1999
                                                -------------- -------------- -----------------
Cash Flows From Operating Activities
    Net loss                                    $  (4,227,261) $  (1,172,542) $     (9,778,195)
    Adjustments to reconcile net loss to
      net cash used by operating activities
    Gain on Sale of available-for-sale securities          -              -            (21,225)
    Loss on sale of assets                                 -              -              9,227
    Depreciation and amortization                     177,762        103,941           700,845
    Stock issued for services                              -              -            268,102
    Allowance for doubtful accounts                        -              -            242,288
    Changes in operating assets and liabilities:
       Accounts receivable                            240,869       (339,783)         (316,534)
       Inventory                                     (113,274)      (182,895)         (155,965)
       Accounts payable                               374,895       (295,006)          544,554
       Accrued liabilities                            210,899       (316,134)          242,205
       Deferred revenue                                    -        (200,000)           (6,163)
       Other assets                                   193,237        (50,685)          (88,989)
                                                -------------- -------------- -----------------
         Net Cash Used By Operating Activities     (3,142,873)    (2,453,104)       (8,359,850)
                                                -------------- -------------- -----------------
Cash Flows From Investing Activities
    Payments to Flexpoint prior to acquisition             -              -           (268,413)
    Cash paid to acquire Tamco                             -              -            (25,000)
    Proceeds from the sale of available-for
     sale securities                                       -         434,568           455,082
    Net cash received from Nanotech acquisition            -       1,492,907         1,492,907
    Payments received from related parties                 -          33,427            34,661
    Collection of receivables from escrow agent            -          64,825            64,825
    Payments for the purchase of property
      and equipment                                (2,115,987)      (388,366)       (3,116,784)
    Proceeds received from sale of property
      and equipment                                        -              -             22,682
    Investment in patents                             (31,436)       (31,256)         (141,760)
                                                -------------- -------------- -----------------
        Net Cash Used By Investing Activities      (2,147,423)     1,606,104        (1,481,800)
                                                -------------- -------------- -----------------
Cash Flows From Financing Activities
    Proceeds from the issuance of common stock      1,395,137             -          5,485,802
    Proceeds from the issuance of preferred stock     469,000             -            469,000
    Cash payments to officers to repurchase stock          -              -            (50,000)
    Cash paid for offering costs                           -              -           (123,020)
    Proceeds from borrowings                        1,510,000      1,000,000         2,813,960
    Principal payments of long-term debt             (300,000)      (295,336)         (698,751)
    Collection of stock subscription receivable     1,573,750        390,000         1,963,750
    Proceeds from related party notes                      -              -             60,208
    Principal payments of related party notes              -              -            (63,933)
                                                -------------- -------------- -----------------
       Net Cash Provided By Financing Activities    4,647,887      1,094,664         9,857,016
                                                -------------- -------------- -----------------
Net Change In Cash                                  (642,409)        247,664            15,366

Cash at Beginning of Period                          657,775         106,494                -
                                                -------------- -------------- -----------------
Cash at End of Period                           $     15,366   $     354,158  $         15,366
                                                ============== ============== =================
The accompanying notes are an integral part of these financial statements.
                                     4

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. ("Flexpoint Sensor Systems"), for all periods presented and the accounts of Sensitron Inc. ("Sensitron"), Flexpoint, Inc. ("Flexpoint") and Technology and Machine Company, Inc. ("Tamco") from the dates of their acquisitions in 1995 through September 30, 1999. These entities are collectively referred to as "the Company". All significant intercompany transactions and account balances have been eliminated in the consolidation.

Nature of Operations - The Company is primarily engaged in the sensor business and is currently marketing proprietary patented sensor technology know as the Bend Sensor(R) technology (the "Technology"). Sensing devices can be used to measure or sense changes in deflection and are typically used to trigger an electronic device when the sensor is activated. The worldwide market for sensing devices has grown significantly as a result of better technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. Management believes this worldwide market growth will continue.

Over the past two years the Company's primary focus has been towards fulfilling its obligations under its agreement with Delphi, one of the largest automotive component manufactures in the world. The agreement requires the Company to have a first class, QS9000 certified, manufacturing facility in place prior to shipping large quantities of sensor mats. In relation thereto, the Company has leased 62,000 square feet of additional manufacturing space, acquired new equipment and hired additional personnel to complete the testing and R&D necessary under the agreement. All of which has been accomplished without generating any significant revenues under the agreement (excluding engineering fees). The Company has been shipping pre-production parts for testing since June 1999 and the ramp up of production to ship significant volume is to begin the first quarter 2000. Over a five year period the contract could generate revenues upwards of $300,000,000. The projected revenue is forward looking information. Such forward looking information is subject to many risks and uncertainties, including the fact the component manufacture is not obligated under the terms of the agreement to purchase any minimum number of sensor mats and there can be no assurance that the agreement will result in any material amount of revenues.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Interim Financial Statements - The accompanying consolidated and condensed balance sheet, statement of operations and cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements have been condensed and do not contain all of the disclosure required by generally accepted accounting principals. Accordingly, these statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-KSB dated December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results expected for the entire year.

Business Condition - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered losses from operations and has had negative cash flows from operating activities during the years ended December 31, 1998 and 1997 and cumulative from inception through September 30, 1999, which conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve profitable operations. The Company has negotiated a significant supply agreement for flexible sensors to be used as a component in a smart airbag application with an automobile component manufacturer. Additionally, the Company has received proceeds from borrowing and the issuance of stocks, and Management is continuing to raise capital via equity and debt. Management believes the Delphi agreement and other similar potential contracts will provide sufficient cash flows for the Company to continue as a going concern and to ultimately establish profitable operations. However, there is no assurance that these objectives will be accomplished.

Financial Instruments - The amounts reported as cash, accounts receivable, accounts payable, and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

Property and Equipment - Property and equipment is stated at cost. Additions and major improvements are capitalized while maintenance and repairs are charged to operations. Upon retirement, sale, or disposition, the cost and accumulated depreciation of the items sold are eliminated from the accounts, and any resulting gain or loss is recognized in operation. Depreciation is computed using the straight-line and the double-declining-balance methods and is recognized over the estimated useful lives of the property and equipment, which are five to seven years.

Inventory - The Company values its inventory at cost using the FIFO method.

Long-Lived Assets - Impairment losses are recorded when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. No impairment losses were required to be recognized in the accompanying financial statements.

Revenue Recognition - Revenue from the sale of products is recorded at the time of shipment and customers acceptance. Revenue from research and development contracts is recognized as the contracts are completed. Revenue from contracts to license the Company's technology to others is deferred until all conditions under the contracts are met by the Company and then recognized as revenue over the remaining term of the contracts. Of the $633,598 in revenues recognized through September 30, 1999 over $342,000 were for engineering fees associated with the automotive contract mentioned above. The Company has been shipping pre-production parts to the automotive manufacturer which has accounted for over $30,000 in revenues so far this year.

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

NOTE 2   STOCKHOLDER'S EQUITY

Between May and July 1999, the Company offered and sold to accredited investors in a private placement 536 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and Series A Warrants to purchase 134,000 shares of the Company's common stock for gross proceeds of $469,000, of which $8,750 was received during the three months ended September 30, 1999. The Preferred Stock is convertible, at the option of the holder at any time, into the Company's common stock at the conversion rate of 250 shares of common stock for every one share Preferred Stock. All proceeds were allocated to Preferred Stock and additional paid in capital. The Series A Warrants are exercisable at $4.00 per share through January 1, 2001.

Between July and October 1999, the Company offered and sold to accredited investors in a private placement 44 Units for gross proceeds of $440,000. Each Unit consisted of 10,000 shares of the Company's common stock and a Series B Warrant to purchase 10,000 shares of common stock. All proceeds were allocated to Common Stock and Additional Paid in Capital. The Series B Warrants are exercisable at $3.50 per share for a period ending on the two year anniversary of the date of grant.

During the three months ending September 30, 1999, there were 107,510 shares of common stock issued upon exercise of outstanding warrants at exercise price $.77 per share and 728,500 shares of common stock were issued upon exercise of outstanding options at exercise prices ranging from $.16 - $.47 per share.

The Company has also issued warrants to acquire 735,000 shares of common stock to various lenders as described in Note 3 below.

NOTE 3   NOTES PAYABLE

On June 18, 1999, the Company borrowed $200,000 from a non-affiliated accredited lender. The note bears interest at 20% per annum. Principal of $100,000 and accrued interest was paid on September 18, 1999. Another principal and interest payment is due on December 18, 1999.

On June 18, 1999 the Company also borrowed $110,000 from a non-affiliated accredited lender. This note bears interest at 10% per annum. On October 11, 1999 a $50,000 principal payment was made.

On July 30, 1999 the Company borrowed $200,000 from a non-affiliated accredited lender. The note bore interest at 14% per annum. The note was repaid in August 1999 and all interest payable thereunder was forgiven. As part of the consideration of the above referenced notes, the Company granted to the lenders warrants to acquire 235,000 shares of the Company's common stock. Said warrants are exercisable at a range form $3.15 to $4.34 for a period expiring in July 2004.

On August 11, 1999 the Company borrowed $1,000,000 from a non-affiliated accredited lender. The note bears interest at 14% per annum. The interest was prepaid in full at funding and the principal is due and payable on February 10, 2000. The note is secured by Company equipment. As part of the consideration for the note, the Company granted to said lender warrants to acquire 500,000 shares of the Company's common stock. Said warrants are exercisable at $3.15 per share and expire in July 2004.

NOTE 4   SUBSEQUENT EVENTS

Subsequent to September 30, 1999, the Company has raised $873,360 in equity capital from the sale of common stock in a private placement and from the exercise of outstanding stock options and warrants.

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

Overview

    The Company is a development stage company and, since inception, has incurred losses from operations. As of September 30, 1999, the Company had cumulative net losses totaling $9,778,195. The Company is primarily engaged in the sensor business and is currently marketing proprietary patented sensor technology know as the Bend Sensor(R) technology (the "Technology"). Sensing devices can be used to measure or sense changes in deflection and are typically used to trigger an electronic device when the sensor is activated. The worldwide market for sensing devices has grown significantly as a result of improved technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. Management believes this worldwide market growth will continue.

Financial Position

    The Company had $15,366 in cash as of September 30, 1999. This represented a decrease of $642,409 from December 31, 1998. Working capital deficiency as of September 30, 1999 was $1,823,660 as compared to working capital of $2,317,976 at December 31, 1998. The decrease is largely due to the acquisition of $1,090,535 in new equipment, investment of $958,838 in leasehold improvements, payment of $1,313,800 in fees and expenses to outside consultants for software development relating to the Company's sensor mats for use in the smart air bag system (discussed below), and purchase of $97,317 in office equipment.

Three and Nine Months Ended September 30, 1999 and 1998

    During the three and nine months ended September 30, 1999, the Company had sales of $345,648 and $633,598, respectively, comprised of product sales and engineering fees; compared with sales of $957,378 and $1,314,509 for the comparable periods from the prior year, comprised primarily of product sales and engineering fees.

    Approximately one-half of the Company's revenues during the three and nine months ended September 30, 1999 were generated under a Purchase and Supply Agreement (the "Supply Agreement") between the Company and Delphi Automotive Systems ("Delphi"). Under the Supply Agreement the Company will supply its proprietary sensor mats to Delphi for integration into a weight based suppression system as a critical part of a smart air bag system. The Supply Agreement provides that such sensor mats will be exclusively supplied to General Motors, through Delphi, by the Company through 2002.

    The Company anticipates that its success is highly dependent on Delphi. Although the Supply Agreement has not accounted for substantial revenue to date (excluding engineering fees), the Company could have over $300,000,000 in sales under that Supply Agreement. The Company anticipates that the revenue generated from the Supply Agreement will become a significant portion of the Company's revenues. The Company does not expect significant sales to begin under the Supply Agreement until the second half of 2000. The projected sales and timing thereof is forward looking information and is subject to many risks and uncertainties, including the fact that although the Supply Agreement is a multi-year contract, and it does not require Delphi to purchase a specific minimum quantity of products. In addition, with the award of the Supply Agreement and subsequent increases in the projected manufacturing output under the agreement, the Company has had to materially increase spending for additional facilities, equipment and personnel. The Company presently does not have the funding to make the required expenditure. See "--Liquidity and Capital Resources." As a result, the Company's business, financial condition or results of operations could be materially adversely affected if sufficient additional funding is not timely acquired or if sales do not materialize as projected under the Supply Agreement, of which there can be no assurance.

    Approximately one-half of the Company's revenues during the three and nine months ended September 30, 1999 and substantially all of the Company's revenues during the comparable periods from the prior year were generated under a license agreement (the "License Agreement"). Under the agreement the Company granted Ohio Art the exclusive worldwide right to sell products incorporating the Technology in the toy, traditional games and video game markets. The License Agreement provides for certain up front fees and minimum royalties for Ohio Art to maintain such exclusive rights. Certain toy customers of the Company have indicated that they will be getting out of the plush toy business and/or will not be manufacturing products using sophisticated sensor systems. During the three months ended September 30, 1999, the Company received orders for and shipped over 2,500,000 sensors generating $206,108 in revenues. Ohio Art has not committed to manufacture or sell any other licensed products during 1999 or thereafter. Because the toy industry is cyclical, the Company expects that the bulk of annual royalty revenues will be greater in the second and third quarters of any given year. As a result, the Company's revenues under the License Agreement during 1999 have been substantially less than in 1998. There can be no assurance as to what level of sales, if any, the Company will achieve under the License Agreement in future years.

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

    General and administrative expenses for the three and nine months ended September 30, 1999 were $817,481 and $2,276,886, respectively, compared with $350,253 and $1,133,699 for the comparable periods from the prior year. The increase in expenditures between the periods resulted primarily from increases in salary and wage expenses as a result of hiring additional engineering and manufacturing employees and increases in advertising, rent, depreciation and consulting expenses associated with the production line qualifications and set-up under the Supply Agreement. The Company does not expect that general and administrative expenses will be reduced below current levels without reducing the number of employees. Such reductions may have a material adverse effect on the Supply Agreement and the commercialization of the Company's other products. Although Management has liquidity concerns, management does not intend to materially reduce general and administrative costs.

    Research and development ("R&D") expenses for the three and nine months ended September 30, 1999 were $902,253 and $2,343,494, respectively, compared with $324,887 and $764,709 for the comparable periods from the prior year. The increase in expenditures between the periods resulted primarily from increases in R&D spending relating to the Supply Agreement. Specifically, $1,313,800 of R&D expense for the nine months ended September 30, 1999 related to consulting expenses for the development of the software associated with the Supply Agreement. The Company expects that during 1999 most of such software development will be completed. As a result, the Company expects that software consulting expenses related to the Supply Agreement will be significantly reduced in 2000. The Company is, however, looking to expand into additional markets and R&D efforts associated therewith, including related software development expenditures, may be substantial. As a result, the Company does not expect that R&D will be reduced below current levels unless a lack of funding requires the Company to make such reductions. Reductions in R&D expenditures would comprise primarily reductions in R&D staff. Such staff reductions could have a material adverse effect on product development and on the Company's future profitablility. Although Management has liquidity concerns, management does not intend to reduce R&D efforts at this time.

    Net interest expense for the three and nine months ended September 30, 1999 was $68,369 and $56,076, respectively, compared with net interest income of $5,441 and $21,988 for the comparable periods for the prior year. The net interest and other income relates mainly to interest earned on funds on deposit.

    Net other income for the three and nine months ended September 30, 1999 was $48,784 and $49,319, respectively, compared with $583 and ($2,006) for the comparable periods for the prior year. The net other income relates mainly to collection of bad debt previously written off during 1997 and 1998 .

Liquidity and Capital Resources

    To date, the Company has financed its operations principally through private placements of debt and equity securities and sales. The Company generated $9,857,016 in net proceeds through financing activities from inception through September 30, 1999. The Company used net cash in operating activities of $3,142,873 during the nine months ended September 30, 1999. As of September 30, 1999, the Company's liabilities totaled $2,250,980, including $1,210,000 in short-term debt. The Company had a working capital deficiency as of September 30, 1999 of $1,823,660.

    The Company has committed to spend $82,530 in lease payment for its physical facilities during the remainder of 1999 and $322,890, $309,850, $249,900 and $249,900 in physical facilities lease payments for the years 2000 through 2003, respectively. In connection therewith, the Company contracted for certain improvements to its physical facilities. During the three months ending September 30, 1999, the Company paid $275,000 for the improvements made at the new facility, leaving a balance of approximately $165,166 owing. The Company also has short term loan obligations in the principal amounts of $2100,000 and $1,000,000 that are due in December 1999 and February 2000, respectively. In September 1999, $100,000 was also paid on short term loan obligations. Most of the interest due on these loans has been paid.

    The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to expand facilities, complete development and bring certain product utilizing the Technology to commercial viability and the level of sales and marketing for the Company's products. With the award of the Supply Agreement and subsequent increase in the projected manufacturing output under the agreement, the Company has needed to materially increase spending for additional facilities, equipment and personnel. The Company believes that existing funds and funds generated from sales will be sufficient to support the Company's operations through December 31, 1999. Restructuring of operations has allowed the Company to delay certain capital expenses from 1999 to 2000. The Company estimates that it will need to raise at least an additional $10,700,000 in 2000 to fully execute its business plan with respect to the Supply Agreement, which includes completing two additional production lines to fulfill its anticipated manufacturing obligations under the Supply Agreement, as amended. To the extent that the Company seeks to expand its business activities outside the seat sensor market, it is anticipated that additional funding will be required.

    The Company has been exploring alternative long and short-term capital proposals to provide needed capital to meet the current expansion and equipment purchases under the Supply Agreement and otherwise. The Company is currently negotiating with several groups that may provide the required funding. Although the Company expects to have the necessary financing available by year end, the Company has no material current contractual arrangements with respect to additional financing and there can be no assurance that additional financing will be available on commercially reasonable terms or at all. The inability to obtain additional financing will have a material adverse effect on the Company. This includes the possibly that the Company may have to significantly curtail or cease its operations.

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

     [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

PART II   OTHER INFORMATION

Item 1. Legal Proceedings.

    No change from descriptions contained in the Company's annual report on Form 10-KSB for the period ended December 31, 1998.

Item 2. Changes in Securities.

    Between May and July 1999, the Company offered and sold to accredited investors in a private placement 536 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and Series A Warrants to purchase 134,000 shares of the Company's common stock for gross proceeds of $469,000, of which $8,750 was received during the three months ended September 30, 1999. The Preferred Stock is convertible, at the option of the holder at any time, into the Company's common stock at the conversion rate of 250 shares of common stock for every one share of Preferred Stock. The Series A Warrants are exercisable at $4.00 per share through January 1, 2001. The Preferred Stock and Series A Warrants were issued under Rule 506 of Regulation D, Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Section 4(6) of the Securities Act. The Company did not use an underwriter in connection with this private placement.

    Between July and October 1999, the Company offered and sold to accredited investors in a private placement 44 Units for gross proceeds of $440,000. Each Unit consisted of 10,000 shares of the Company's common stock and a Series B Warrant to purchase 10,000 shares of common stock. The Series B Warrants are exercisable at $3.50 per share for a period ending on the two year anniversary of the date of grant. The Units were issued under Rule 506 of Regulation D,
Section 4(2) of the Securities Act and Section 4(6) of the Securities Act. The Company did not use an underwriter in connection with this private placement.

    During the three months ending September 30, 1999, there were 107,510 shares of common stock were issued upon exercise of outstanding warrants an exercise price of $.77 per share and 728,500 shares of common stock were issued upon exercise of outstanding options at exercise prices ranging from $.16 - $.47 per share. The Company also issued warrants to acquire 735,000 shares of common stock to various lenders in connection with loan transactions in the aggregate principal amount of $1,510,000. The warrants and common stock issued upon conversion of the warrants and stock options were exempt from registration under Rule 506 of Regulation D, Section 4(2) of the Securities Act and Section 4(6) of the Securities Act. The Company did not use an underwriter in connection with the exercise of the warrants and stock options.

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. Submission of Matters to Vote of Securityholders.

    None.

Item 5. Other Information.

    The following stockholder letter is being prepared for mailing to the Company's stockholders.

Dear Shareholder:

The purpose of this letter is to bring you up to date relative to the activities at Flexpoint.

As you recall, in last June's Shareholder Meeting, I outlined the continuing progress being made toward the use of our unique Bend Sensors in General Motors launch of smart air bags. We highlighted our goal of initiating production and shipments by the end of 1999 for use in the Cadillac Seville platform. Everything we discussed at that meeting was in line with the Company's business plan at the time you became investors.

In early September, we reported via a Shareholder letter that preparations were continuing to move forward on schedule including getting our new "state of the art" manufacturing facility fully up and running. We wanted Flexpoint to be ready to start up even if other vendors involved in getting the final seat assembly to General Motors were delayed for some reason.

We are happy to report today that Flexpoint's preparations continue to track toward us being capable and ready to start production by year-end. This is despite having to work through the usual barrage of last minute development "hiccups" that virtually every new start up company, no matter what industry they are in or how well financed they are, experiences in launching new products. If there is a modest delay beyond that point, it will most likely be related to other vendors finishing up their preparations rather than to delays at Flexpoint.

Given that, it is somewhat perplexing to me that the Company's stock price has experienced substantial erosion as we approach the long awaited kickoff of the new seat sensor product. And it is very perplexing to see this caused by valued stockholders selling stock into the traditionally "thin" trading market that almost always accompanies an early stage company like ours, particularly when the Company continues to be largely on target with its seat sensor introductory plan

In any event, the message I'd like to bring you today is:

1. Flexpoint continues to have an exciting future and we know of nothing that has changed in the months since the stockholder meeting to alter that opportunity.

2. Our new sensor production line is in place and has already been used to produce several thousand seat sensors for use by Delphi, General Motors, and others in finalizing their assembly preparations.

3. General Motors appears to be on track and committed to launching the passenger seat air bag sensor program using Flexpoint's Bend Sensors. I have enclosed reprints of articles from mass media publications largely placed by General Motors which highlights their plan to use Flexpoint sensors beginning with the Seville. It seems to me that if General Motors were not committed and ready to proceed, they would not be making this type of public announcement. The industry's commitment to seat safety systems is further bolstered by pending Government regulation regarding passenger seat safety and recent news announcements regarding its importance.

4. Flexpoint has just received updated notification from Delphi on the quantities of seat sensors we will provide for the Cadillac Seville model kickoff. The next step in the process will be the official Delphi Production release that initiates our production.

5. Development work is underway with other automobile makers in the U.S. and abroad not only on the seat sensor safety system, but also on horn switches and accelerometers reflecting the tremendous and growing interest in the Bend Sensor product in the automotive world. Additionally, work is beginning on some high potential non-automotive applications that will help diversify the Company and that can add substantially to its long-term revenue and profit results.

6. Flexpoint has just initiated an aggressive public relations campaign aimed at the brokerage community. The purpose of this effort is to build awareness of the Company, its products, and future potential as an attractive investment opportunity. Over the next several weeks I will spend substantial time meeting directly with targeted and interested brokerage firms in an effort to create interest in and excitement about our Company.

I hope this update and the attached press releases help you feel comfortable that the Company is moving full speed ahead on all key programs and is on track with the business plan that excited you enough to become investors in the first place. Of course, like any early stage company, it is difficult to accurately predict the future. However, we continue to be very excited about the breadth of possible uses for the Bend Sensor and in turn the Company's bright long-term outlook.

We remain totally committed to achieving the Company's potential and to maximizing the value of shareholder investments. We hope you will continue to embrace the Company's goals and be excited by its potential for success today as much or more so than you were when you initially invested in Flexpoint.

Sincerely,

/s/ Doug Odom
President

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

3(i).2 Amended Certificate of Incorporation of Flexpoint Sensor Systems, Inc.(Incorporated by reference to Exhibit 3(i).2 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 1999).

3(i).3 Certificate of Designation of Series A Convertible Preferred Stock of Flexpoint Sensor Systems, Inc. (Incorporated by reference to]
          Exhibit 3(i).3 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 1999).

3(i).4 Articles of Incorporation of Sensitron, Inc. (Incorporated by referenced to Exhibit 3(i).3 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

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



Date:  November 12, 1999                    FLEXPOINT, INC.

                                           By /s/ Douglas M. Odom
                                              --------------------------
                                              Douglas M. Odom
                                              President, Chief Executive
                                              Officer, Director


Date: November 12, 1999                    By /s/ Thomas N. Strong
                                              ----------------------
                                               Thomas N. Strong
                                               Chief Accounting Officer