Form 10QSB/A
period 1999-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 1999-11-16
CIK 925660

FORM 10-QSB/A
                        (Amendment No. 1)

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

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. [ x ]  Yes    [  ]No

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

Liquidity and Capital Resources

     To date, the Company has financed its operations principally through private placements of debt equity securities and sales. The Company generated $9,857,016 in net proceeds through financing activities from inception through September 30, 1999. The Company used net cash in operating activities of $3,142,873 during the nine months ended September 30, 1999. As of September 30, 1999, the Company's liabilities totaled $2,250,980, including $1,210,000 in short-term debt. The Company had a working capital deficiency as of September 30, 1999 of $1,823,660.

     The Company has committed to spend $82,530 in lease payment for its physical facilities during the remainder of 1999 and $322,890, $309,850, $249,900 and $249,900 in physical facilities lease payments for the years 2000 through 2003, respectively. In connection therewith, the Company contracted for certain improvements to its physical facilities. During the three months ending September 30, 1999, the Company paid $275,000 for the improvements made at the new facility, leaving a balance of approximately $165,166 owing. The Company also has short term loan obligations in the principal amounts of $210,000 and $1,000,000 that are due in December 1999 and February 2000, respectively. In September 1999, $100,000 was also paid on short term loan obligations. Most of the interest due on these loans has been paid.

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






                                          FLEXPOINT, INC.
Date: November 15, 1999
                                         By     /s/ Douglas M. Odom
                                             -----------------------
                                                    Douglas M. Odom
                                                    President, Chief Executive
                                                    Officer, Director



Date: November 15, 1999                  By     /s/ Thomas N. Strong
                                            -------------------------
                                                    Thomas N. Strong
                                                    Chief Accounting Officer