Form 10KSB
period 1999-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2000-03-31
CIK 925660

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549
                        ______________________

                             FORM 10-KSB

                       Annual Report Pursuant
                    to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

                      For the fiscal year ended
                          December 31, 1999

                        Commission file number
                               0-24368


                    Flexpoint Sensor Systems, Inc.
        (Exact name of registrant as specified in its charter)

               Deleware                          87-0620425
        (State or other jurisdiction of    (IRS employer identification
              incorporation)                       number)

    6906 South 300 West  Midvale, UT 84047          (801) 568-5111
   (Address of principal executive offices)  (Registrant's telephone number including area code)

     Securities registered pursuant to Section 12(g) of the Act:

       Title of each class       Name of each exchange on which registered
       -------------------       -----------------------------------------
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

The issuer's revenues for its most recent fiscal year were $773,233.

The aggregate market value of the voting stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of March 2, 2000 was $34,091,134.

The number of shares outstanding of the issuer's Common Stock as of March 2, 2000 was 19,107,639, $.001 par value.

TABLE OF CONTENTS TO ANNUAL REPORTON FORM 10-KSB YEAR ENDED December 31, 1999



                                    PART I
Item 1. Description of Business. . . . . . . . . . . . . . . . . . . . . .  3
Item 2. Description of Properties. . . . . . . . . . . . . . . . . . . . .  9
Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . .  10

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters . . . . .  11
Item 6. Management's Discussion and Analysis or Plan of Operation. . . . .  12
Item 7. Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  19
Item 8. Changes In and Disagreements With Accountants on Accounting
        and Financial Disclosure . . . . . . . . . . . . . . . . . . . . .  19

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.. . . . . . . .  19
Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . .  21
Item 11. Security Ownership of Certain Beneficial Owners and Management. .  23
Item 12. Certain Relationships and Related Transactions. . . . . . . . . .  24
Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  24

                                 PART I

Item 1. Description of Business.

Company Background
------------------

The registrant was incorporated in 1992 as a Delaware corporation under the name Nanotech Corporation. The registrant had no operations until April 1998. On that date, the registrant acquired Sensitron, Inc. ("Sensitron"), a Utah corporation, through a merger with a subsidiary of the registrant (the "Acquisition"). The registrant changed its name to "Micropoint, Inc." ("Flexpoint") and Sensitron became a wholly owned subsidiary of Flexpoint. During the shareholders meeting in June of 1999 the Company's name was changed to Flexpoint Sensor Systems, Inc., subsequently the Company's symbol was change to "FLXP". At the closing of the Acquisition, the officers and directors of Flexpoint resigned and the nominees of Sensitron were appointed as the officers and directors of Flexpoint. In addition, the outstanding securities of Sensitron became outstanding securities of Flexpoint. Prior to the Acquisition, neither Sensitron nor any affiliate of Sensitron had an interest in Flexpoint. Sensitron is engaged in the business, through Flexpoint, Inc. and Technology and Machine Company, Inc. ("Tamco") which are wholly owned subsidiaries of Sensitron, of developing manufacturing and marketing proprietary patented sensor technology know as the Bend Sensor(R) technology (the "Technology"). Except as otherwise stated or implied by the context, all references to the "Company" herein will be deemed to refer to Flexpoint, Sensitron, Flexpoint, Inc. and Tamco on a consolidated basis. Sensitron and Flexpoint, Inc. were incorporated in 1995 as Utah corporations. Since 1995 Flexpoint, Inc. has been engaged in the research and further development of the Technology.

The Company manufactures a technology that reduced the dimensions of typical sensor devices by as much as ninety percent. Management believes this thin flexible plastic is the lightest, most robust and cost-effective variable resistor available. Flexpoint is able to offer superior solution for applications that require accurate measurement and sensing of deflection, acceleration, and range of motion. Flexpoint has produced over 7,000,000 sensors for the toy and consumer industries to date.

In June 1998, the Company entered into a Purchase and Supply Agreement ("Supply Agreement") with Delphi Automotive Systems ("Delphi") under which Delphi may purchase proprietary sensor mats incorporating the Technology from the Company for integration into a "smart" air bag system being developed for General Motors. Due to a number of factors including technical issues with the sensor and production readiness of various suppliers, production of the seat sensors was delayed from the fall of 1999 to late 2000 or early 2001. The Company believes that General Motors and Delphi continue to be committed to purchasing the Company's proprietary sensor mats under the Supply Agreement. The Company currently has one production line in place and it has demonstrated required capability by producing over 15,000 pre-production seat sensors so far. The Company believes all known technical and production issues have been properly identified and resolutions are being implemented. It is not anticipated that production will begin until the second half of 2000 or early 2001. There can be no assurance that General Motors and Delphi will acquire seat sensors under the Supply Agreement, that additional technical and production difficulties will not arise, that production will be in the amounts anticipated, or that production will begin when anticipated or at all.

The Company believes the potential market for the Technology includes, among other products, automobile horn assemblies, crash sensors, instrument switches, computer switch devices, industrial control devices, instrument controls, medical devices and surgical equipment.

Tamco was incorporated in 1990 as a Utah corporation. Tamco is a manufacturing and machining company which machines metal parts and injection molds based on custom orders for third parties. Generally, Tamco receives orders for molds and tools then used by Tamco's customers to produce a final product. The Company uses Tamco to perform machining and manufacturing for Flexpoint, Inc. products and for its manufacturing facilities. Tamco also operates a third party business to the extent that excess capacity remains after servicing Flexpoint, Inc.

The Company's principal executive offices are located at 6906 South 300 West, Midvale, Utah 84047. Its telephone number is (801) 568-5111.

The Sensor Business
-------------------

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

The Bend Sensor(R) Technology
-----------------------------


The Technology is a potentiometer product consisting of a coated substrate such as plastic that changes in electrical conductivity as it is bent. Electronic systems can connect to the sensor and measure with fine detail the amount of bending or movement that occurs. Certain applications of the Bend Sensor(R) potentiometer have been patented, including automobile horn switches and automotive occupant classification. Other patent applications, such as accelerometers, various automobile seat sensors and function controls, are pending.

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

Production Contracts and Specific Applications
----------------------------------------------


Air Bag Applications

Automakers and regulators agree that smart air bag systems are the solution to the rising concerns over deaths of children and small adults by air bags. Smart air bag systems are those that can detect not only the presence of a seat occupant, but also the size and positioning of the seat occupant. This data is used to tailor the speed and force of the air bag deployment to the seat occupancy conditions at the time of impact. Reliable analog seat sensors such as the Bend Sensor technology are a key component of the system.

General Motors, Ford, Chrysler, TRW, Lear, Takata, Magna, Allied Signal, Autoliv, Johnson Controls, Siemens, and Delphi have asked Flexpoint, Inc. to demonstrate its Bend Sensor(R) Technology in seat occupant detection applications. Response continues to be positive. By automatically sizing up a car's passenger, the Company's sensor can distinguish between an infant car seat and an adult passenger and deactivate an air bag when a person under 60 pounds or a car seat is in the seat. The market opportunity is substantial considering a market of 15,000,000 vehicles in North America and 55,000,000 worldwide.

In June 1998, the Company entered into a Purchase and Supply Agreement (the "Supply Agreement") with Delphi Automotive Systems ("Delphi") for the Company to supply its proprietary sensor mats to Delphi for integration into a weight based suppression system as a critical part of a smart air bag system. The Supply Agreement provides that such sensor mats will be supplied to General Motors, through Delphi. The Company's sensor mat system is in the final stages of development. After development is completed, of which there can be no assurance, the Company could have over $300,000,000 in sales under the Supply Agreement based on estimates that were produced jointly by General Motors, Delphi and the Company. Delphi is not obligated under the terms of the Supply Agreement however to purchase any minimum number of sensor mats and there can be no assurance that the Supply Agreement will result in a material amount of sales. As of the date of this filing, the Company had not entered into any firm agreement for a continued supply of Bend Sensor(R) products that are currently in effect. Although management is highly confident that significant contracts can be obtained, there can be no assurance as to future sales levels of Bend Sensor(R) products.

Automobile Horn Applications


The Company has also developed an automobile horn application of the Technology. Traditional automobile horn assemblies, when receiving pressure on any part of the horn assembly surface, activate the horn control system. On current airbag configurations, horn switches are generally placed on sides of the column. Because the Flexpoint, Inc. switch is a thin sheet of screen printed plastic that can be laminated between the airbag assembly and a flexible cover to the steering wheel, the device can be placed over the airbag assembly on the steering wheel in place of the traditional switch. All products will be integrated with electronic assembly counterparts in their configuration. The Company has not entered into any sales, license or distribution agreements with respect to the horn application that are currently in effect. The Company has two patents relating to the horn switch assembly.

Toy Applications

In May, 1997 the Company entered into a License Agreement (the "License Agreement"). Whereby the Company granted to Ohio Art the exclusive right to sell products incorporating the Bend Sensor(R) Technology in the toy, traditional games and video markets. The License Agreement provided for certain up front fees and minimum royalties in order for Ohio Art to maintain such exclusive rights. In December 1999, the license with Ohio Art expired and in 2000 the Company will market direct to the various toy manufacturers. Presently, there are three different toy products that utilize the Technology which are manufactured by Irwin Toys Limited, Toy Biz, Inc. and Jakks Toys. These toys can now be found at major retailers, including Target, Wal-Mart and Toys R Us. The Company expects toy revenues for 2000 to exceed 1999 due to an increase in product designed to utilize the Company's sensor. Further, the Company will seek the opportunity to sell the sensor assembly potentially raising the average sale price and gross sales opportunity. There can be no assurance as to what level, if any, of sales that the Company will secure in the future.

Other Applications

Management believes the potential market for the Technology includes using the Technology to replace or upgrade devices used in industrial control systems, medical equipment and instrumentation, computer peripherals, automotive transmission equipment, commercial vending equipment and other devices. The Company intends to further identify applications of the Technology in numerous fields and industries. A core sales strategy is to seek applications of the Technology for products used by customers that emphasize functionality, reliability, quality, and user convenience.

Business Strategy
-----------------

Management believes that its success will depend upon its ability to coordinate its product design, manufacturing, distribution and service strategies in a long-term business model. A sales strategy of the Company is to offer a line of standard sensor products with corresponding hardware and software to facilitate ease of implementation of the Technology into a customer's system. The standard product line is expected to be sold directly to the customer and through manufacturer's representatives, distributors and the internet. The Company will further seek to expand its product offering to include substantially complete value-added assemblies. The Company will continue to consider licensing or partnership arrangements. The Company anticipates selling primarily to original equipment manufacturers ("OEMs") initially in the United States and eventually worldwide. For the international and smaller volume domestic customers, the Company plans to contract, sell and distribute its products through various manufacturer representatives and distributors.

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

Research and Development
------------------------

The applications of the Technology are wide spread. The Bend
Sensor(R) coatings can be applied to many different substrates from metal wire to plastic film. Industries with potential applications range from aerospace to toys.

Although the Company holds the patent to the base Bend Sensor(R) product as well as other applications there will be others working to develop competing technologies. To stay on the forefront of the technology, and to serve the needs of the customer, the Company will need to aggressively pursue improvements to existing systems and develop new systems as well. The Company spent $3,339,916 and $1,382,101 in research and development activities during 1999 and 1998, respectively. Of said amounts, $1,907,623 and $705,265 in 1999 and 1998, respectively, were spent to fund development of the software that will used with the smart air bag system. There can be no assurance that the Company will be successful in pursuing improvements to existing systems and/or developing new systems.

The Company believes that the coatings for the Bend Sensor(R) products are difficult to duplicate. The Company must develop new coatings to fit emerging customer needs and to stay ahead of the competition. There can be no assurance that the Company will be successful in developing new coatings.

Marketing, Distribution, Sales and Customers
--------------------------------------------

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

The Company intends to develop a field sales force including direct marketing employees in strategic areas and manufacturers representatives nationwide to generate OEM customers. Currently the Company is selling directly to the automotive industry and utilizes outside representatives in the toy industry. Further, the Company has expanded its inside support to expand market opportunities. As the market grows in North American, the Company anticipates expanding its distribution network throughout the world.
 There can be no assurance that the Company will be successful in developing such a sales force or in expanding its distribution network.

Manufacturing and Suppliers
---------------------------

The Company currently owns equipment installed in its facility located at 6906 South 300 West, Midvale, Utah, enabling it to manufacture up to 25 million finger size Bend Sensors(R) per year. In preparation to supply Delphi, the Company has completed the first phase of its automotive sensor production facility at its 60,000 square foot leased facility located near the Salt Lake International Airport. The Company will continue to use its Midvale, Utah facility for research and development and non-automotive sensor production.

The Company uses standard components for its products and has taken steps to eliminate dependence on components which can be obtained from a single or a limited number of sources. Currently, all components necessary to manufacture the products, other than ink, are standard components available from several sources. Flexpoint, Inc. has developed its own proprietary inks for the Flexpoint, Inc. products. The Company has established some long-term contractual relationships with certain strategic suppliers which require these suppliers to maintain increased inventory levels of materials provided to the Company. In keeping with the Company's goal of producing quality products at a low cost, the Company will also work with its strategic suppliers to minimize component cost.

Certain domestic and international organizations set recognized standards for production quality and certify manufacturers who are able to comply with those standards. Those standards are commonly known in the industry as International Standards of Organization ("ISO"). There are different ISO levels. The automotive industry has embraced the ISO standards but the organization has augmented these requirements. The organization developed what is known as QS 9000 compliance for automotive suppliers. The Company is seeking QS 9000 quality certifications for its manufacturing facilities and those of its contract manufacturers. In order to obtain a QS 9000 certification, the Company must apply to the organization that sets those standards and prove to the organization that those standards have been met. Due to production delays and financial constraints, the Company's efforts to obtain QS 9000 quality certification has been delayed. However, management believes it has built its operating foundation on such principles and will be able to obtain the appropriate certification in due time. However, there is no assurance the Company will obtain the required certification.

Competition
-----------

The sensor business is highly competitive and competition is expected to continue to increase. The Company will compete directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market than the Company. The Company does not have an established customer base and is likely to encounter a high degree of competition in developing a customer base.

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

In the medical electronics field, the Company's competitors are the numerous potentiometer manufacturers. In the auto seat field the Company's competitors are the numerous capacitive, piezo, infrared, and ultrasonic sensor manufacturers. Such competitors may use their economic strength to influence the market to continue to buy their existing products. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with the Company's products. New competitors may emerge and may develop products and capabilities which compete directly with the Company's products. No assurance can be given that the Company will be successful in competing in this industry.

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

Intellectual Property
---------------------

The Company regards certain of its product designs as proprietary and attempts to protect them with patents and by restricting disclosure of such as trade secrets. The Company has six issued United States patents and five additional pending applications for patents in the United States. The Company also has one issued patent in Canada and has four patent applications pending in foreign countries evolving from and based upon one application under the Patent Cooperation Treaty. All patents and patent applications relate to the Technology. The Company is aware of one potentially conflicting patent which the Company believes will not affect the Company's current or planned use of the Technology.

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

Business of Tamco
-----------------

Tamco is an operating manufacturing and machining company. TAMCO derives revenue from contracting machining services to third parties
 . Generally, Tamco receives orders for molds and tools used by Tamco's customers to produce final products. The Company uses Tamco for its manufacturing facilities and to perform machining and manufacturing for Flexpoint, Inc. products and to outside parties to the extent excess capacity remains. Tamco's business is extremely competitive. Competitors range from small part-time shops to large shops with significantly greater resources.

Employees
---------

As of December 31, 1999, the Company had thirty-nine full-time employees and three part-time employees. The Company is also utilizing the services of outside contractors and consultants in connection with its ink, hardware and software development. The Company is currently spending more on its outside contractors and consultants than it spends to compensate its employees. As development of its air bag sensor mat system is completed it is expected that the amount spent on outside contractors and consultants will decrease. Although there is competition for qualified personnel in the business operated by the Company, to date the Company has not had significant problems recruiting and retaining qualified personnel. None of the Company's employees are subject to collective bargaining agreements, and the Company has experienced no work stoppages. Management believes that its employee relations are good.

Item 2. Description of Property.
-------------------------------

The Company's principal offices are located at 6906 South 300 West, Midvale, Utah, under terms of a lease which was extended to October 2000 , with a monthly rent of approximately $5,700. The lease covers approximately 13,000 square feet of space which is anticipated to accommodate the manufacture of up to 25 million finger size Bend Sensor(R) units per year. The Company has the option to extend the existing lease for an additional one year term.
 The Midvale facility is currently being used for research and development and non-automotive production. The physical condition of the leased property is adequate for the Company's needs.

On November 18, 1998, the Company entered into an Industrial Space Lease with Prudential Insurance Company of America for approximately 61,250 square feet of manufacturing space located at 635 North Billy Mitchell Road in Salt Lake's International Center. The Company is using this facility for it automotive sensor production. The Company believes that the physical condition of the property is adequate for the Company's needs. The lease expires in the year 2004 and contains an extension option for an additional three year term, with a monthly rent of approximately $20,825 per month. The lease also includes a Right of First Offer for an additional 60,000 square feet of space adjacent to the premises in two 30,000 square feet increments. The Company intends to move its headquarters and principal manufacturing from its current location at 6906 South 300 West to the new International Center facility.

Item 3. Legal Proceedings.
-------------------------

On February 13, 1998, Private Equity Partners LLC ("PEP") filed suit against Sensitron in the Third Judicial District Court in Salt Lake County, Utah. PEP alleges, among other things, that Sensitron owes PEP investment banking fees and warrants with respect to an agreement, and that Sensitron's refusal to pay such fees constitutes fraud. The suit seeks to obtain investment banking fees equal to 6.5% of all money raised by Sensitron, warrants to purchase 2% of Sensitron's equity, punitive damages of $5,000,000 and other relief. Discovery has been completed and both PEP and Sensitron filed Cross-Motions for Summary Judgment. The Court took the Cross-Motions for Summary Judgment under advisement and in March 1999 denied both motions. Additional discovery has been conducted and the parties resubmitted their cross motions for summary judgment. These cross motions are scheduled to be argued on May 1, 2000.

In October, 1996, John Clayton and Blaine Taylor filed suit against Sensitron, Flexpoint, Inc. and certain of their officers in the Third Judicial District Court in Salt Lake County, Utah. The suit alleges, among other things, that the plaintiffs had a binding agreement pursuant to which the bend sensor technology of Gordon Langford would be transferred to a public shell company for which the plaintiffs would raise investment capital. The plaintiffs were seeking (i) declaratory judgment that they own a 21.72% interest in the company that owns the Technology, or actual and punitive damages, and (ii) repayment of certain costs and expenses. The defendants have responded that there was no binding agreement with the plaintiffs, and that in any event the plaintiffs failed to perform. The defendants did not dispute the repayment claim and paid the plaintiffs the sum of $48,016.17 to resolve the repayment claim in full. In August of 1998, the Court granted defendants' Motion for Summary Judgment dismissing all other claims asserted by plaintiffs with prejudice, except for the remaining claim as to attorney fees. In November 1999, the Company issued to plaintiffs one hundred thousand shares of its restricted Common Stock in full settlement of the claims and the lawsuit was dismissed with prejudice.


Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of 1999.

Stockholders Proposals
----------------------

The Company anticipates holding its Annual Stockholders Meeting on or about August 29, 2000. Any stockholder who desires to have a proposal included in the Company's proxy soliciting material relating to the Company's 2000 Annual Meeting of Stockholders should send to the Secretary of the Company a signed Notice of Intent.
This Notice, including the text of the proposal, must be received no later than June 1, 2000.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholers Matters.
------------------------------------------------------------------------------

Share Price History
-------------------

The Company's common stock (the "Common Stock") has been quoted on the NASD Over-the-Counter market since September 14, 1998 under the trading symbol "MICP." Prior to such date, no active trading market existed for the Company's Common Stock. During the shareholders meeting in June of 1999 the Company's name was changed to Flexpoint Sensor Systems, Inc., subsequently the Company's symbol was changed to "FLXP". The following table sets forth the high and low bid information of the Common Stock for the periods indicated. The price information was obtained from IDD Information Services, Inc. and other sources the Company believes is reliable. It should be understood that such over the counter market quotations reflect inter-dealer prices without retail markup, markdown or commission, and the quotations may not reflect any actual market transactions in the Common Stock.

Quarter Ended                   High                Low
-------------               ------------        ----------
1998
----
September 30 . . . . . .       $8.50              $5.50
December 31  . . . . . .     $8.3125             $6.375

1999
----
March 31 . . . . . . . .     $6.8281              $4.25
June 30  . . . . . . . .     $4.9375             $2.825
September 30 . . . . . .      $3.875            $1.9375
December 31  . . . . . .      $2.875           $1.59375

Dividend Policy
---------------


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

Holders of Record
-----------------

As of , 2000, there were 453 holders of record of the Company's Common Stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books.

Issuance of Securities
----------------------

In March 1999, the Company completed a private placement wherein it raised gross proceeds of approximately $3,362,137 through the sale of 840,534 shares of Common Stock to accredited investors at $4.00 per share (the "March Offering"). During the March Offering the Company began discussions with several people regarding a private offering that the Company began in May (the "May Offering"). In the May Offering the Company sold 536 Units, each Unit being comprised of one share of Series A Convertible Preferred Stock and Series A Warrants to Purchase 250 shares of Common Stock. The Company gave March Offering investors the right to exchange the securities purchased in the March Offering for the securities the investor could have purchased in the May Offering had the investment been made under the May Offering terms rather than the March Offering terms. In July and August, investors who acquired 489,523 shares of Common Stock in the March Offering elected to convert to the May Offering terms. As a result, 489,523 shares of outstanding Common Stock were cancelled and the Company issued 2,238 shares of Series A Convertible Preferred Stock and Series A Warrants to purchase 559,551 shares of Common Stock. The transactions were exempt from registration under Rule 506 of Regulation D, Section 4(2) of the Securities Act and Section 4(6) of the Securities Act. The Company did not use an underwriter in connection with the transaction.

In October 1999, there were 130,000 shares of Common Stock that were issued upon exercise of outstanding stock options at an exercise price of $.77 per share. The Common Stock issued upon exercise of the stock options was exempt from registration under Rule 506 of Regulation D, Section 4(2) of the Securities Act and Section 4(6) of the Securities Act. The Company did not use an underwriter in connection with the exercise of the warrants and stock options.

In November and December 1999, the Company issued convertible notes in the principal amount $865,001. The notes were convertible into Common Stock at the conversion rate of $1.70 per share and upon conversion the holder received a Series C Warrant to acquire a number of shares of Common Stock equal to the number of shares of Common Stock issued on the conversion date. The Series C Warrants are exercisable at prices ranging from $2.00 per share for a period of three years from the date of grant. In December 1999, all of the notes were converted and the Company issued 508,825 shares of Common Stock and Series C Warrants to acquire 508,825 shares of Common Stock. The notes and the Common Stock and warrants issued upon conversion of the notes were exempt from registration under Rule 506 of Regulation D, Section 4(2) of the Securities Act and Section 4(6) of the Securities Act. The Company did not use an underwriter in connection with the exercise of the warrants and stock options.

In November 1999, the Company issued 100,000 shares of
Common Stock in full settlement of the John Clayton and Blaine Taylor litigation. See "Legal Proceedings." The Common Stock was exempt from registration under Rule 506 of Regulation D, Section 4(2) of the Securities Act and Section 4(6) of the Securities Act. The Company did not use an underwriter in connection with the exercise of the warrants and stock options.

Item 6. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Wherever in this discussion the term "Company" is used, it should be understood to refer to Flexpoint, Sensitron, Flexpoint, Inc. and Tamco, on a consolidated basis, except where the context clearly indicates to the contrary. Prior to the Acquisition, Flexpoint had no operations. The April 1998 Acquisition was accounted as a reorganization of Sensitron. The historical financial statement prior to the Acquisition are those of Sensitron and have been restated accordingly. See Note 2 to the Company's Notes to Consolidated Financial Statements.

Overview
--------

The Company is in the development stage and since inception, has incurred losses from operations. As of December 31, 1999, the Company had cumulative losses applicable to common shareholders totaling $15,041,600. The Company is primarily engaged in the sensor business and is currently marketing proprietary patented sensor technology know as the Bend Sensor technology (the "Technology"). Sensing devices can be used to measure or sense changes in deflection and are typically used to trigger an electronic device when the sensor is activated. The worldwide market for sensing devices has grown significantly as a result of better technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. Management believes this worldwide market growth will continue.

Financial Position
------------------

The Company had $134,642 in cash as of December 31, 1999. This represented a decrease of $523,133 from December 31, 1998. Working capital (deficit) as of December 31, 1999 also decreased to ($2,167,065) as compared to $2,317,976 at December 31, 1998. These decreases were largely due to funds spent on operating and capital expenditures during 1999.

Years Ended December 31, 1999 and 1998
--------------------------------------

During the year ended December 31, 1999, the Company had operating revenues $773,233, compared with operating revenues of $1,915,628 for the year ended December 31, 1998. In 1999 operating revenues were comprised of $332,182 in product sales and $441,051 in engineering fee revenues. In 1998 operating revenues were comprised of $1,767,476 in product sales, including $511,291 in royalties associated with the Ohio Art agreement, and $201,786 in engineering fee revenues.

The Company has entered into a Purchase and Supply Agreement ("Supply Agreement") with Delphi Automotive Systems ("Delphi") under which Delphi may purchase proprietary sensor mats incorporating the Technology from the Company for integration into a "smart" air bag system being developed for General Motors. Due to a number of factors including technical issues with the sensor and production readiness of various suppliers, production of the seat sensors was delayed from the fall of 1999 to late 2000 or early 2001. The Company believes that General Motors and Delphi continue to be committed to purchasing the Company's proprietary sensor mats under the Supply Agreement. The Company currently has one production line in place and it has demonstrated required capability by producing over 15,000 pre-production seat sensors so far. The Company believes all known technical and production issues have been properly identified and resolutions are being implemented. It is not anticipated that production will begin until the second half of 2000 or early 2001. There can be no assurance that General Motors and Delphi will acquire seat sensors under the Supply Agreement, that additional technical and production difficulties will not arise, that production will be in the amounts anticipated, or that production will begin when anticipated or at all.

The Company was producing Sensors for plush toys under a license agreement (the "License Agreement") with Ohio Art, Inc. (manufacturer of Etch-A-Sketch). The License Agreement expired December 31, 1999. There are several toys for the 2000 Christmas season designed to use the Bend Sensor. Further, the Company is seeking opportunity to supply the electronic assembly, including the sensor, to increase sales potential. Due to the seasonality, the Company currently has no agreements relating to the production of sensors in the toy market and there can be no assurance that the Company will successfully enter into toy related agreements in the future. The Company expects that revenues from toy sales, if any, will be substantially greater in the second half of any given year.

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

General and administrative expenses were $3,915,562 for 1999, compared with $1,953,432 for the prior year. Of the 1999 total, $418,350 is comprise of salary and wages and fees relating to the grant of stock options and warrants to employees and consultants at less than market price. The increase in expenditures between 1999 and 1998 is also related to increases in salary and wage expenses as a result of hiring additional production employees, depreciation expenses relating to leasehold improvements, equipment at the Company's new manufacturing facility, and travel expenses relating to the Supply Agreement and consulting expenses.

Research and development expenses were $3,339,916 for 1999, compared with $1,382,101 for the prior year. Of the 1999 total, $1,907,623 is comprised of consulting expenses relating to software development of the Company's proprietary sensor mats. The increase in expenditures between 1999 and 1998 is primarily related to increases in salary and wage expenses as a result of hiring additional engineering personnel and increased consulting expenses.

Interest expense was $194,229 for 1999, compared to $17,157 for the prior year. The difference between the periods relates mainly to an increase in outstanding debt during the periods. Interest income was $23,288 for 1999, compared with $22,177 for the prior year. The difference in interest income between said periods relates mainly to interest earned on funds on deposit.

Amortization of debt discount was $1,666,936 in 1999 and no amortization of debt discount was incurred in the prior year. The amortization of debt discount related primarily to the Company's issuance of warrants with notes payable and convertible notes payable. Notes totaling $865,001 were convertible into Common Stock and, as additional consideration, for each share of Common Stock received upon conversion the holder received a warrant to acquire one share of Common Stock. The convertible notes were converted into Common Stock and warrants in November and December 1999. Warrants were issued with the notes payable. Proceeds from the notes were allocated between the fair value of the warrants and the notes, resulting in a discount to the notes of $1,265,000. This resulted in the Company recognizing $1,557,136 in amortization of interest expense discount. The $1,557,136 amortization of the debt discount includes the $1,153,074 recording the value of the warrants and $404,062 in beneficial conversion of the convertible notes. The $1666,936 in amortization of debt discount also included $109,800 in recording the warrants issued as additional consideration for two $100,000 promissory notes. The Company anticipates recognizing an additional $112,826 in 2000 as the balance of the discount is amortized.

Net other income (expense) was ($120,311) in 1999 and $12,493 in the prior year. The difference between the two periods relates primarily to the issuance of 100,000 restricted shares to settle the litigation. At the time of the settlement the share price was $1.75, therefore the Company recognized an expense of $175,000 related to the settlement. Also included as other income was the collection of over $54,000 of previously written off receivables.

Preferred dividends were ($693,551) in 1999 and no preferred dividends were paid in the prior year. The preferred dividends related to the issuance of Series A Convertible Preferred Stock and Series A Warrants. Proceeds from the issuance were allocated to the preferred stock and the warrants based upon their relative fair values. The resulting preferred stock discount of $693,551 was amortized immediately as a preferred stock dividend.

Restatement of Quarterly Financial Statements
---------------------------------------------

During 1999, the Company's quarterly financial statements did not account for the (i) $418,350 in non-cash salary, wages and consulting fees relating to the grant of stock options and warrants to employees and consultants at less than market price; (ii) the Amortization of debt discount of $1,666,936; or (iii) the ($693,551) in preferred dividends, which items are discussed above. The Company anticipates restating its first, second and third quarter financial statement to reflect these transactions.

Liquidity and Capital Resources
-------------------------------

To date, the Company has financed its operations principally through private placements of debt and equity securities and sales. The Company generated $11,326,833 and $6,117,703 in net proceeds through financing activities from inception through December 31, 1999 and in 1999, respectively. The Company has used net cash in operating activities of $9,912,264 and $4,695,288 and has used $1,279,927 and
$1,945,548 in investment activities from inception through December 31, 1999 and in 1999, respectively. As of December 31, 1999, the Company's current and total liabilities were $2,542,436. The Company had a working capital (deficit) as of December 31, 1999 of ($2,167,065).

On March 3, 2000, the Company closed on a financing of up to $5,000,000 pursuant to a Securities Purchase Agreement, dated March 3, 2000 (the "Securities Purchase Agreement"). Under the terms of the financing, an investor initially provided the Company with proceeds of $2,000,000 (less a ten percent placement fee and other offering costs of investor and the Company of approximately $15,000) in exchange for an 8% Convertible Debenture (the "Debenture") in the principal amount of $2,000,000 and Series 2000-A Warrants (the "2000-A Warrants") exercisable for 1,283,697 shares of the Company's Common Stock for a four year period as further described below. Under the Securities Purchase Agreement and subject to certain contingencies, the investor has agreed to make additional investments of $500,000 each in April, May, June, July, August and September 2000. The additional investments will be reduced by a ten percent placement fee and certain offering costs. The terms of the subsequent investments provide that the investor will receive a Debenture in the principal amount of the funds invested plus 2000-A Warrants. The Debentures are convertible into Common Stock and the 2000-A Warrants are exercisable for a number of shares of Common Stock and at an exercise price that vary depending on the market price of the Company's securities and other factors.

The estimated relative fair value of the warrants as of March 3, 2000 was $1,026,301. This amount is estimated due to the holders option to convert at the lower of the fifteen trading days at closing or the fifteen days prior to conversion. The actual relative fair value of the warrants will be amortized over 60 days and recorded as amortization of debt discount.

The Company has committed to spend $248,265 in lease payment for its physical facilities during the remainder of 2000 and $309,850, $249,900 and $249,900 in physical facilities lease payments for the years 2001 through 2003, respectively. In connection therewith, the Company contracted for certain improvements to its physical facilities. As of March 13, 2000, the Company does not have material commitments for capital expenditures. At December 31, 1999, the Company also has short term loan obligations in the principal amounts of $1,047,174. These loans bear interest at various rates between ten percent per annum and twenty percent per annum.

As of March 13, 2000, the Company currently has outstanding stock options and warrants to acquire 9,943,613 shares of Common Stock. The exercise of all the outstanding stock options and warrants would result in an equity infusion to the Company of approximately $16,727,999. The warrant exercise price for warrants to acquire 1,283,697 shares of Common Stock, however, fluctuates based on market price so the amount of total equity infusion upon exercise is an approximation and may differ materially from the amount described. There is no assurance that any of such options or warrants will be exercised.

The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to expand facilities, complete development and bring any certain product utilizing the Technology to commercial viability, the level of sales and marketing for the Company's products and the amounts owed on any debt that is not converted. The Company believes that existing funds, fund received under the Securities Purchase Agreement and funds generated from sales will be sufficient to support the Company's operations through September 2000. At a minimum, in 2000 the Company will need to raise approximately $4,000,000 in additional funding to support its operations during 2000 and the Company needs to raise in 2001 at least $11,000,000 in additional funding to fully execute its business plan assuming production proceeds as currently projected.

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

Inflation
---------


The Company does not expect the impact of inflation on operations to be significant.

Year 2000
---------

The Company had developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Since entering the Year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on business at calendar year end. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers and customers.

Forward-Looking Statements
--------------------------

When used in this Form 10-KSB, in filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Risk Factors
------------

The Company is subject to certain other risk factors due to its development stage status, the industry in which it competes and the nature of its operations. These risk factors include the following:

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

DEFAULT RISKS. As of March 2, 2000, the Company had outstanding loan obligations in the principal amount of approximately $3,282,174. The Company's cash reserves are not sufficient to pay the principal or interest payments due under the Company's outstanding loans. Approximately $3 million of the outstanding debt is convertible into Common Stock or Common Stock and warrants to purchase Common Stock. There can be no assurance that any portion of the outstanding loan obligations will be converted. The Company expects that if the loans are not converted, the Company will need to raise funds to pay the loan obligations. The Company does not have funding commitments in place to pay off these loans. There can be no assurance that if the debts are not converted, the Company will be able to obtain funding to pay off the debts. Any inability to obtain funding to pay of the debts will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease operations.

COMPETITION. The market for sensor devices is extremely competitive and the Company expects that competition will intensify in the future. Many of the Company's competitors and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products and markets than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results or financial condition. Further, as a strategic response to changes in the competitive environment, the Company may make certain pricing, service or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on the Company's business, operating results or financial condition.

RISKS OF TECHNOLOGICAL CHANGE. The market for electronic devices such as sensors is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging nature of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its products particularly in response to competitive offerings. There can be no assurance that the Company will be successful in responding quickly, cost effectively or sufficiently to these developments. There may be a time-limited market opportunity for the Company's products, and there can be no assurance that the Company will be successful in achieving widespread acceptance of its products before competitors offer products and services with features and performance similar to the Company's current offerings. In addition, the widespread adoption of new technologies or standards, could require substantial expenditures by the Company to modify or adapt its products and services and which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, new products offered by the Company may contain design flaws or other defects that could have a material adverse effect on the Company's business, operating results and financial condition.

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

LITIGATION. On February 13, 1998, Private Equity Partners LLC ("PEP") filed suit against Sensitron in the Third Judicial District Court in Salt Lake County, Utah. PEP alleges, among other things, that Sensitron owes PEP investment banking fees and warrants with respect to an agreement, and that Sensitron's refusal to pay such fees constitutes fraud. The suit seeks to obtain investment banking fees equal to 6.5% of all money raised by Sensitron, warrants to purchase 2% of Sensitron's equity, punitive damages of $5,000,000 and other relief. Discovery has been completed and both PEP and Sensitron filed Cross-Motions for Summary Judgment. The Court took the Cross-Motions for Summary Judgment under advisement and in March 1999 denied both motions. Additional discovery has been conducted and the parties resubmitted their cross motions for summary judgment. These cross motions are scheduled to be argued on May 1, 2000.

The PEP litigation is in the early stages and has unresolved issues. The lawsuit is subject to all of the risks and uncertainties of litigation and the outcome cannot presently be predicted. Specifically, there is no assurance that the Company will be fully successful in the litigation or that the lawsuit will be resolved on acceptable terms, and the Company may incur significant costs in asserting its defenses. The Company is not engaged in any other legal proceedings.

ANTI-TAKEOVER EFFECT OF PREFERRED STOCK AND DELAWARE CORPORATE LAW. The Company has authorized 1,000,000 shares of Preferred Stock ("Preferred Stock"), of which 2,348 are outstanding. The Board has the authority to issue the Preferred Stock with such voting and other rights superior to those of the Common Stock, which could effectively deter any takeover attempt of the Company. In addition, the Delaware General Corporation Law prohibits certain mergers, consolidations, sales of assets or similar transactions between the Company on the one hand and another company which is, or is an affiliate of, a beneficial holder of 15% or more of the Company's voting power (defined as an "interested stockholder"), for three years after the acquisition of the voting power, unless the acquisition of the voting power was approved beforehand by the Company's Board or the transaction is approved by a majority of Company shareholders, (excluding the interested stockholder). The provisions prohibiting interested stockholder transactions could also preserve control of the Company by management.

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

EFFECT OF FAILURE TO COMPLY WITH SECURITIES LAW. In the event that it is later determined that any securities offering of the Company was not exempt from registration under federal and any applicable state securities laws, it is possible that an investor may have the right to rescind his or her purchase of the securities. If a number of purchasers were to successfully seek rescission, the Company could face severe financial demands that could adversely affect the Company.

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


Item 7. Financial Statements.
----------------------------

See attached financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
        -----------------------------------------------------------

Not applicable.

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange Act.
        ----------------------------------------------------------

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 13, 2000.

                                                                     With
                                                                      the
                                                                    Company
           Name               Age                 Position           Since
     ------------------      ----       --------------------------   ------
     Douglas M. Odom          38        President, Chief Executive    1995
                                         Officer and Director
     Thomas E. Danielson      37        Vice-President                1995
     Jeffrey A. Coleman       40        Director                      1998
     Don M. Jackson, Jr.      63        Director                      1998
     M. Richard Wadley        56        Director                      1999
     John Sindt               55        Director                      1999

------------------

DOUGLAS M. ODOM. Mr. Odom has been the President, Chief Executive Officer and Director of Flexpoint since April 1998, and has held the same positions with respect to Flexpoint, Inc. since 1995 and with respect to Sensitron since 1996. From 1993 to 1995, Mr. Odom served as the Marketing and Sales Manufacturing Director of Xymox Technologies, Inc. Xymox Technologies, Inc. is one of the world's largest manufacturers of membrane switches and related electronic interface devices. Prior to his employment at Xymox Technologies, Inc., Mr. Odom was a key executive in the reorganization of EEC, Inc. from a public company in bankruptcy to private company posting profits and positive cash flow. From 1985 to 1990, Mr. Odom was Vice president of Operations of Comptec, Inc., a world-wide plastic injection molder and electronic device corporation. From 1983 to 1985, Mr. Odom was the manager of manufacturing engineering at AMP Keyboard Technologies. Mr. Odom received a bachelors degree in General Science/Chemistry from Grinnell College, Grinnell, Iowa in 1982. He completed his masters studies at the American Graduate School of International Management in Glendale, Arizona and furthered graduate studies at Harvard University, Cambridge, Massachusetts.

THOMAS E. DANIELSON. Mr. Danielson has been the Vice-President of Flexpoint since 1995. Mr. Danielson was with Xymox Technologies, Inc., Milwaukee, Wisconsin from 1993 to 1995, in an operations management and sales management role. Prior to that, Mr. Danielson was with W.H. Brady Company, Milwaukee, Wisconsin from 1986 to 1993, in a variety of roles, including engineering, manufacturing and sales. Mr. Danielson holds a bachelors of science degree in Civil Engineering from the University of Wisconsin and a MBA in Production Operations Management from the University of Wisconsin-Whitewater.

JEFFREY E. COLEMAN. Mr. Coleman has been a director of Flexpoint since April 1998, and served as a director of Sensitron since January 1998. From 1998 to present, Mr. Coleman has been operating as owner and partner of a national real estate development and contractor company, Majestic West, LLC. Mr. Coleman has been a managing member of Coleman Capital Partners, a private equity investment group, since 1996. From 1985 to 1997, he was Director of Operations for the Pyramid Group, a national real estate development, investment and management firm. From 1982 to 1983 he was a consultant in the Management Information Consulting Division of Arthur Andersen & Co. Mr. Coleman received an MBA from the Amos Tuck School of Business at Dartmouth College and a BA (honors) from Stanford University.

DON M. JACKSON, JR., PhD. Dr. Jackson has been a director of Flexpoint since April 1998, and served as a director of Sensitron since January 1998. Dr. Jackson founded SITEK Incorporated , a semiconductor material and equipment business in July of 1998. Dr. Jackson has been President and Chairman since inception of that company. Dr. Jackson has been active in the founding and operating of a number of semiconductor equipment and materials companies since 1976 when he founded ASM America in Phoenix. From 1960 until 1976, Dr. Jackson held a number of technical and management positions in the semiconductor industry, specifically Motorola and General Electric Corporation. Dr. Jackson is a director of M & I Thunderbird Bank in Phoenix and three other high-technology corporations. He received a Ph.D. in Electrical Engineering from Arizona State University, an M.S. in Physics from Iowa State University and a B.A. in Physics from William Jewell College.

M. RICHARD WADLEY. Mr. Wadley has served as a Director of the Company since July, 1999. He has over 25 years of successful general Management and marketing experience with almost 20 years of full operational and P&L responsibility as General Manager/President/CEO of organizations with yearly sales of $30-$400 million. From 1993-1999, Mr. Wadley served as Board Chairman and Chief Executive Officer for T-Chem Products, a private label household cleaning product company. Prior to that he handled the acquisition of Alta-Dena Dairy, a 150 million food products company and was its CEO from 1989-1991. From 1986 to 1988, Mr. Wadley was Vice-President/General Manager of Tambrands' largest division with sales of almost $400 million and responsibility for over 3,000 employees. From 1981 to 1986, he was a Corporate Director of Product Management for Hallmark Cards.. From 1968 to 1981, Mr. Wadley held positions of increasing marketing management responsibility with Proctor and Gamble including a successful launch of several new products such as Dawn dishwashing liquid. Mr. Wadley has a BA degree from Brigham Young University and an MBA from Northwestern University.

JOHN SINDT. Mr. Sindt has been a director of Flexpoint since December 1999. Mr. Sindt is a Salt Lake County constable. He is the president of the National Constables Association having previously served as its corporate secretary and director. Mr. Sindt has owned and operated a successful chain of retail consumer goods stores. Mr. Sindt has served on the Governor's Task Force for the State of Utah and has held office as a Senatorial District Chairman for the Republican party. Mr. Sindt currently has an ownership interest in and provides business advisory services to a high speed internet service provider.

Executive officers of the Company are elected by the Board on an annual basis and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

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

Based solely on the Company's review of such forms furnished to the Company and representations from certain reporting persons, management believes that all filing requirements under Section 16(a) applicable to the Company's executive officers, directors and more than 10% stockholders were complied with during the fiscal year ended December 31, 1999, except that (i) Mr. Jeff Coleman, a director of the Company, filed a Form 4 in March 2000 reporting a June 1999 distribution to the equity owners of an entity with whom Mr. Coleman is affiliated of 225,303 shares of the Company's Common Stock, (ii) Mr. Richard Wadley, a director of the Company, filed a Form 3 in February 2000 reporting his initial beneficial ownership in the Company upon his appointment to the Board July 1999; (iii) Mr. Jules A. deGreef, a ten percent stockholder of the Company, filed seven Forms 4 in March 2000 reporting transactions in the Company's securities in January, March, July, August, September, November, and December, 1999; and (iv) Mr. John A. Sindt, a director of the Company, filed a Form 4 in March 2000 reporting a transaction in the Company's securities in July 1999.

Item 10. Executive Compensation.
--------------------------------

The tables below set forth certain information concerning compensation paid by the Company to its Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined for the year ended December 31, 1999) (the "Named Executive Officers"). The tables include information related to stock options granted to the Named Executive Officers.

SUMMARY COMPENSATION TABLE. The following table provides certain information regarding compensation paid by the Company to the Named Executive Officers.




                                                 Annual Compensation           Long-Term Compensation Awards
                                               -------------------------    ------------------------------------
                                                                                           Securities
                                                                             Restricted    Underlying                   All Other
    Name and                                                 Other Annual       Stock        Options/       LTIP      Compensation
Principal Position      Year     Salary($)     Bonus ($)     Compensation     Awards ($)     SARs (#)     Payouts ($)      ($)
------------------      ----     ---------     ---------     ------------     ----------    ---------     -----------  ------------

Douglas M. Odom (1)     1997     120,000               -                -              -     520,000(2)          -               -
President, CEO and      1998     120,000          10,000                -              -           -             -
Director                1999     120,000          15,000                -              -           -             -        $1,275(3)
-----------------


(1) Note Summary Compensation Table reflects salary and bonus compensation paid by Flexpoint, Inc. to Mr. Odom. Mr. Odom received no compensation from Flexpoint, Sensitron or TAMCO during the periods specified.

(2) These options were granted by Sensitron and converted into outstanding obligations of Flexpoint as part of the Acquisition. Options to acquire 5,000 shares were exercised in October 1998, options to acquire 415,000 shares are currently exercisable.

(3) Represents terms life insurance premiums paid by the Company on behalf of Mr. Odom.

Compensation of Directors
-------------------------

Mr. Richard Wadley was compensated for service on the Board through the grant of stock options to purchase 80,000 shares of the Company's Common Stock which stock options are exercisable at $2.00 per share. Of such options, twenty five percent vested on the date of grant and the remaining options vest in equal installments of twenty five percent as long as Mr. Wadley is a member of the Board. Mr. Wadley is also entitled to compensation of $72,000 and options exercisable for 75,000 shares of Common Stock at $2.00 for consulting services during 1999. In 2000, Mr. Wadley will receive stock options exercisable for 20,000 shares of Common Stock and $24,000 for consulting services. Jeff Coleman and Don Jackson were each granted options to acquire 80,000 shares of Common Stock on the dates they were elected to the Board. These stock options vest in equal installments of twenty five percent per year beginning on the date of grant. The other members of the Board did not receive any compensation for their service as directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as Board members. The Company has made no other agreements regarding compensation of directors.

Employment Agreements
---------------------

Effective December 31, 1997, Flexpoint, Inc. entered into an employment agreement with Mr. Odom as its Chief Executive Officer. Under the Employment Agreement, Flexpoint, Inc. pays Mr. Odom an annual base salary of $120,000 per year plus such discretionary bonus as the Flexpoint, Inc. Board may deem appropriate. The Employment Agreement has an initial term of three years and will be automatically renewed successive one-year terms (the "Renewal Terms") unless terminated by either party. The Employment Agreement also provides Mr. Odom with options to acquire 780,000 shares of Common Stock of Flexpoint at an exercise price between $.16 and $.77 per share under the Company's Omnibus Stock Option Plan (the "Plan"). As of December 31, 1999, options to acquire 775,000 shares of Common Stock were exercisable and options to acquire 5,000 shares had been exercised. All of the above described options became obligations of Flexpoint as part of the Acquisition. The Company does not have employment agreements with any of its other employees.

Indemnification for Securities Act Liabilities
----------------------------------------------

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

Stock Options
-------------

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

The Plan is currently being administered by the Board, which will select optionees and determine the number of shares of Common Stock subject to each option. The Plan provides that no option which is to be a qualified option may be granted at an exercise price less than the fair market value of the Common Stock of the Company on the date of grant and in all cases the term of the stock option shall not exceed ten years. Options to acquire 4,733,221 shares of Common Stock at exercise prices ranging from $.16 to $4.00 are presently outstanding under the Plan.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

No executive officers of the Company serve on the Compensation
Committee (or in a like capacity) for the Company or any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and
          Management.
         ---------------------------------------------------

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of March 2, 2000, for: (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of March 2, 2000, the Company had 19,107,639 shares of Common Stock outstanding.


                                               Percentage
   Name and Address       Shares Benefically    of Total
of Beneficial Owner(1)       Owned (2)(3)        (2)(3)           Position
----------------------     -----------------   ----------     -----------------

Douglas Odom                 580,000(4)           3.0%       President, CEO and
                                                               Director
Jeffrey A. Coleman            77,553(5)            *         Director
Don M. Jackson, Jr.           40,000(6)            *         Director

M. Richard Wadley            153,334(7)            *         Director
John A. Sindt              1,463,610(8)           7.4%       Director

All officers and directors 2,314,497             11.3%
as a group (5 persons)

Northridge Investments,    1,447,750(9)           7.4%
LLC
47 East 7200 south, #221
Midvale, UT 84047
Jules A. deGreef           2,154,575(10)         10.7%
47 East 7200 South, #201
Midvale, UT 84047
*Less than 1%
------------------------

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

(3)  The Company has Common Stock and Series A Convertible
Preferred Stock outstanding. The Common Stock and Series A
Convertible Preferred Stock vote as a single voting group, unless otherwise required by law. The total outstanding Series A
Convertible Stock comprises less than five percent of the total outstanding voting securities. As a result, no information relating to the Series A Preferred Stock is included in the table.

(4)  Includes vested options to purchase 580,000 shares.

(5) Includes 37,553 shares. Also includes options to acquire 40,000 shares of Common Stock. Does not include options to acquire 40,000 shares of Common Stock that vests in equal installments in July 2000 and 2001.

(6) Includes options to acquire 40,000 shares of Common Stock. Does not include options to acquire 40,000 shares of Common Stock that vests in equal installments in July 2000 and 2001.

(7) Includes 33,334 shares. Also includes options to acquire 120,000 shares of Common Stock. Does not include options to acquire 60,000 shares of Common Stock that vests in equal installments in July
2000, 2001 and 2002.

(8) Includes15,860 shares held by Mr. Sindt and 894,250 shares Mr. Sindt claims beneficial ownership of through an entity. Also Includes warrants to acquire 553,500 shares of Common Stock.

(9) Includes 894,250 shares of Common Stock and warrants to acquire 553,500 shares of Common Stock.

(10) Includes 311,292 shares. Also includes 769,783 shares that Mr. deGreef claims beneficial ownership of through his membership interest in an entity and warrants and stock options to acquire 1,073,500 shares of Common Stock.

The Company is not aware of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Mr. Jehu Hand, an officer and director of Flexpoint prior to the April 1998 Acquisition, acted as legal counsel for Flexpoint.

Sens Partnership, LLC, with which Mr. Coleman was affiliated, was issued 30,303 shares of the Company's Common Stock in December 1998. These shares were issued to satisfy in full certain obligations that the Company made to Mr. Coleman in connection with his investment in the Company in December 1997.

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

Exhibits
--------

Listed on page 26 hereof.

Reports on Form 8-K
--------------------

No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1999.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FLEXPOINT SENSOR SYSTEMS, INC.
                              (Registrant)

Date March 30,2000            By /s/ Douglas M. Odom
                              ------------------------------
                              Douglas M.Odom,
                              President, Chief Executive Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                         Title                       Date
         ---------                         -----                       ----

/s/ Douglas M. Odom                President, Chief Executive
-----------------------------      Officer and Dirctor (Principal
Douglas M. Odom                    Exeuctive Officer)


/s/ Jeffrey Coleman                Director                      March 30, 2000
-----------------------------
Jeffrey Coleman


/s/ Don M. Jackson                 Director                      March 30, 2000
-------------------
Don M. Jackson


/s/ M. Richard Wadley
-----------------------------      Director                      March 30, 2000
M. Richard Wadley


/s/ Jon Sindt                      Director                      March 30, 2000
-----------------------------
Jon Sindt


/s/ Thomas N. Strong               Comptroller (Principal
-----------------------------      Financial and Accounting
Thomas N. Strong                   Officer)                      March 30, 2000

                      FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES



                                     TABLE OF CONTENTS


                                                                         Page

       Report of Independent Certified Public Accountants . . . . . . . .  1

       Consolidated Balance Sheets - December 31, 1999 and 1998 . . . . .  2

       Consolidated Statements of Operations for the Years Ended
        December 31, 1999 and 1998 and for the Period from January 5,
        1995 (Date of Inception) through December 31, 1999. . . . . . . .  3

       Consolidated Statements of Stockholders' Equity (Deficit)
        for the Period from January 5, 1995 (Date of Inception) through December 31, 1995 and for the Years Ended December 31, 1996,
        1997, 1998 and 1999 . . . . . . . . . . . . . . . . . . . . . . .  4

       Consolidated Statements of Cash Flows for the Years  Ended
        December 31, 1999 and 1998 and for the Period from January
        5, 1995 (Date of Inception) through December 31, 1999 . . . . . .  6

       Notes to Consolidated Financial Statements . . . . . . . . . . . .  7

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


                     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


       To the Stockholders and the Board of Directors
       Flexpoint Sensor Systems, Inc.

       We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. and subsidiaries (a company in the development stage) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the cumulative period from January 5, 1995 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended and for the cumulative period from January 5, 1995 (date of inception) through December 31, 1999, in conformity with generally accepted accounting principles.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
       Note 1 to the financial statements, the Company has suffered losses from operations and has had negative cash flows from operating activities during the years ended December 31, 1999 and 1998 and cumulative from inception through December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                         HANSEN, BARNETT & MAXWELL

       March 24, 2000
       Salt Lake City, Utah

                      FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                            (A Company in the Development Stage)
                                CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                  December 31,
                                                            ------------------------
                                                               1999        1998
                                                            -----------  -----------
   Current Assets
     Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $   134,642  $   657,775
     Trade accounts receivable, net of allowance
      for doubtful accounts of $3,000 and $ 90,721,
      respectively . . . . . . . . . . . . . . . . . . . .       36,656      298,586
     Royalty receivable. . . . . . . . . . . . . . . . . .           -       152,570
     Receivable from shareholder . . . . . . . . . . . . .           -     1,573,750
     Inventory . . . . . . . . . . . . . . . . . . . . . .      174,750       42,691
     Prepaid expenses. . . . . . . . . . . . . . . . . . .       29,323       50,915
                                                            -----------  -----------
       Total Current Assets. . . . . . . . . . . . . . . .      375,371    2,776,287
                                                            -----------  -----------
   Property and Equipment. . . . . . . . . . . . . . . . .    3,403,651    1,273,326
     Less accumulated depreciation . . . . . . . . . . . .     (847,172)    (387,858)
                                                            -----------  -----------
       Net Property and Equipment. . . . . . . . . . . . .    2,556,479      885,468
                                                            -----------  -----------
   Deposits. . . . . . . . . . . . . . . . . . . . . . . .       54,549      246,441
   Patents, net of accumulated amortization of
    $59,418 and $45,018. . . . . . . . . . . . . . . . . .      119,921      101,331
   Goodwill, net of accumulated amortization of
    $101,832 and $77,871 . . . . . . . . . . . . . . . . .       17,970       41,931
                                                            -----------  -----------
   Total Assets. . . . . . . . . . . . . . . . . . . . . .  $ 3,124,290  $ 4,051,458
                                                            ===========  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities
     Trade accounts payable. . . . . . . . . . . . . . . .  $   956,206  $   348,473
     Related party payable . . . . . . . . . . . . . . . .           -         1,234
     Accrued liabilities . . . . . . . . . . . . . . . . .      539,056      100,290
     Accrued income taxes. . . . . . . . . . . . . . . . .           -         8,314
     Notes payable, net of discount of $112,826. . . . . .    1,047,174           -
                                                            -----------  -----------
       Total Current Liabilities . . . . . . . . . . . . .    2,542,436      458,311
                                                            -----------  -----------
   Stockholders' Equity
     Preferred stock - $0.001 par value; 1,000,000
      shares authorized; 4,500 shares designated
      Series A Convertible Preferred; $875 stated
      value per share; 2,438 and 0 shares issued
      and outstanding; liquidation preference -
      $2,133,250 . . . . . . . . . . . . . . . . . . . . .    2,125,175           -
     Common stock - $0.001 par value; 100,000,000
      shares authorized; 19,077,310 and 16,990,296
      shares issued and outstanding. . . . . . . . . . . .       19,077       16,990
     Additional paid-in capital. . . . . . . . . . . . . .   13,615,677    9,127,091
     Deficit accumulated during the development stage. . .  (15,041,600)  (5,550,934)
     Unearned compensation . . . . . . . . . . . . . . . .     (136,475)          -
                                                            -----------  -----------
       Total Stockholders' Equity. . . . . . . . . . . . .      581,854    3,593,147
                                                            -----------  -----------
   Total Liabilities and Stockholders' Equity. . . . . . .  $ 3,124,290  $ 4,051,458
                                                            ===========  ===========

    The accompaning notes are an integral part of these consolidated financial statements.

                      FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                            (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the Period
                                                                                January 5, 1995
                                                         For the Years Ended  (Date of Inception)
                                                             December 31,          Through
                                                       ------------------------  December 31,
                                                          1999         1998          1999
                                                       -----------  -----------  ------------
   Sales . . . . . . . . . . . . . . . . . . . . . . . $   773,233  $ 1,915,628  $  4,063,958

   Cost of goods sold. . . . . . . . . . . . . . . . .     356,682      819,931     1,884,985
                                                       -----------  -----------  ------------
   Gross Profit. . . . . . . . . . . . . . . . . . . .     416,551    1,095,697     2,178,973

   General and administrative expenses . . . . . . . .   3,915,562    1,953,432     7,858,600
   Research and development. . . . . . . . . . . . . .   3,339,916    1,382,101     6,643,865
                                                       -----------  -----------  ------------
   Loss From Operations. . . . . . . . . . . . . . . .  (6,838,927)  (2,239,836)  (12,323,492)

   Interest expense. . . . . . . . . . . . . . . . . .    (194,229)     (17,157)     (265,430)
   Interest from amortization of debt discount . . . .  (1,666,936)          -     (1,666,936)
   Interest income . . . . . . . . . . . . . . . . . .      23,288       22,177        58,899
   Other income (expense), net . . . . . . . . . . . .    (120,311)      12,493      (151,090)
                                                       -----------  -----------  ------------
   Net Loss. . . . . . . . . . . . . . . . . . . . . .  (8,797,115)  (2,222,323)  (14,348,049)

   Preferred dividends . . . . . . . . . . . . . . . .    (693,551)          -       (693,551)
                                                       -----------  -----------  ------------
   Loss applicable to common shareholders. . . . . . . $(9,490,666) $(2,222,323) $(15,041,600)
                                                       ===========  ===========  ============
   Basic and diluted loss per common share . . . . . . $     (0.54) $     (0.16) $      (1.22)
                                                       ===========  ===========  ============
   Weighted average number of common
    shares used in per share calculation . . . . . . .  17,684,212   14,259,935    12,323,797
                                                       ===========  ===========  ============

   The accompanying notes are an integral part of these consolidated financial statements.

                     FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                            (A Company in the Development Stage)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                  Deficit
                                                                                                Accumulated     Total
                                                               Common Stock        Additional    During the  Stockholders'
                                                          ------------------------   Paid-In     Development    Equity
                                                            Shares       Amount      Capital        Stage      (Deficit)
                                                          -----------  -----------  -----------  -----------  -----------
   Balance - January 5, 1995
    (Date of inception) . . . . . . . . . . . . . . . .            -   $        -   $        -   $        -   $        -

   1995:
   Issuance for cash, $0.00 per share . . . . . . . . .     3,705,000        3,705       (1,705)          -         2,000
   Issuance for cash, $0.46 per share . . . . . . . . .       649,987           65      299,350           -       300,000
   Issuance for cash, $0.74 per share . . . . . . . . .       852,800           85      631,147           -       632,000
   Contribution of patents by stockholder, no additional
    shares issued . . . . . . . . . . . . . . . . . . .            -            -        22,232           -        22,232
   Issuance to acquire Flexpoint, Inc., $(0.02) per share   5,395,000        5,395      (99,579)          -       (94,184)
   Issuance to acquire Tamco, $0.46 per share . . . . .       130,000           13       59,870           -        60,000

   1996:
   Issuance for services, $0.77 per share . . . . . . .       260,000           26      199,740           -       200,000
   Issuance for cash, $0.77 per share . . . . . . . . .       123,500           12       94,876           -        95,000
   Issuance for cash, $0.54 per share, net of offering
    costs of $246,547 . . . . . . . . . . . . . . . . .     1,957,111        1,957    1,051,496           -     1,053,453

   1997:
   Issuance for cash, $0.97 per share . . . . . . . . .       143,000           14      109,857           -       110,000
   Issuance for cash, $0.04 per share . . . . . . . . .     1,820,000        1,820       78,180           -        80,000
   Issuance for cash and a $390,000 receivable,
    $0.72 per share . . . . . . . . . . . . . . . . . .     1,116,375        1,116      802,884           -       804,000
   Redemption from officers, $0.03 per share. . . . . .    (6,308,666)      (6,309)    (193,691)          -      (200,000)
   Conversion of debt, $0.57 per share. . . . . . . . .       100,672           10       53,852           -        53,952

   Cumulative net loss. . . . . . . . . . . . . . . . .            -            -            -    (3,328,611)  (3,328,611)
                                                          -----------  -----------  -----------  -----------  -----------
   Balance - December 31, 1997. . . . . . . . . . . . .     9,944,779       10,976    3,108,509   (3,328,611)    (210,158)

   Issuance of 30,303 warrants for services . . . . . .            -            -        22,727           -        22,727
   Issuance for cash, $4.00 per share . . . . . . . . .       288,841           28    1,155,073           -     1,155,362
   Conversion of notes payable, $0.80 per share . . . .       248,833           24      199,751           -       200,000
   Conversion of debt, $0.61 per share. . . . . . . . .        69,602           69       42,759           -        42,828
   Acquisition of Nanotech Corporation, $0.50 per share     6,000,000        6,000    2,977,275           -     2,983,275
   Exercise of options, $0.16 per share . . . . . . . .        14,500           15        2,296           -         2,311
   Exercise of warrants, $0.00 per share. . . . . . . .        30,303           30          (30)          -            -
   Issuance for receivable from shareholder . . . . . .       393,438          394    1,573,356           -     1,573,750
   Compensation related to grant of stock options . . .            -            -        45,375           -        45,375
   Net loss . . . . . . . . . . . . . . . . . . . . . .            -            -            -    (2,222,323)  (2,222,323)
                                                          -----------  -----------  -----------  -----------  -----------
   Balance - December 31, 1998. . . . . . . . . . . . .    16,990,296  $    16,990  $ 9,127,091  $(5,550,934) $ 3,593,147
                                                          ===========  ===========  ===========  ===========  ===========
                                                                                                              (Continued)

   The accompanying notes are an integral part of these financial statements.

                      FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                            (A Company in the Development Stage)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        (CONTINUED)

                                                                                              Deficit
                                                                                            Accumulated                  Total
                                  Common Stock             Common Stock        Additional    During the              Stockholders'
                            ------------------------  -----------------------   Paid-In     Development   Unearned      Equity
                               Shares       Amount       Shares      Amount     Capital        Stage    Compensation   (Deficit)
                             -----------  ----------  -----------  ----------  -----------  -----------  -----------  -----------
 Balance - December 31, 1998          -   $       -    16,990,296  $   16,990  $ 9,127,091  $(5,550,934) $        -   $ 3,593,147

 Issuance for cash, $4.00
  per share. . . . . . . .            -           -       158,258         158      632,867           -            -       633,025
 Issuance of convertible
  preferred stock and
  134,000 warrants for
  cash, net of offering
  costs of $8,263. . . . .          536      326,738           -           -       134,000           -            -       460,738
 Conversion of common shares
  into convertible preferred
  stock and 559,551 warrants      2,238    1,398,886     (489,523)       (490)  (1,398,396)          -            -            -
 Amortization of preferred
  stock discount as
  preferred dividend . . .           -       693,551           -           -            -      (693,551)          -            -
 Issuance of common shares
  and 476,600 warrants for
  cash, $2.00 per share,
  net of offering costs of
  $12,000. . . . . . . . .           -            -       476,600         477      940,723           -            -       941,200
 Conversion of Convertible
  preferred stock into
  common stock and 147,000
  warrants, $2.00 per
  share. . . . . . . . . .         (336)    (294,000)     147,000         147      293,853           -            -            -
 Beneficial conversion
  feature of 8% convertible
  promissory notes                   -            -            -      404,062           -            -       404,062
 Conversion of 8% convertible
  promissory notes into
  common stock, $1.70 per
  share. . . . . . . . . .           -            -       508,825         509      864,492           -            -       865,001
 Compensation related to
  grant of stock options .           -            -            -           -       369,825           -      (369,825)          -
 Amortization of unearned
  compensation . . . . . .           -            -            -           -            -            -       233,350      233,350
 Exercise of options for
  cash, $0.16 to $0.47 per
  share. . . . . . . . . .           -            -       919,094         919      306,521           -            -       307,440
 Issuance of 508,825
  warrants in connection
  with notes payable . . .           -            -            -           -     1,265,900           -            -     1,265,900
 Issuance of 45,000 warrants
  in payment of interest .           -            -            -           -       109,800           -            -       109,800
 Compensation related to
  100,000 warrants granted
  for services . . . . . .           -            -            -           -       185,000           -            -       185,000
 Exercise of warrants for
  cash, $0.77 per share. .           -            -       237,510         238      182,545           -            -       182,783
 Exercise of warrants for
  services, $0.77 per
  share. . . . . . . . . .           -            -        29,250          29       22,494           -            -        22,523
 Issuance in settlement
  of lawsuit, $1.75 per
  share. . . . . . . . . .           -            -       100,000         100      174,900           -            -       175,000
 Net loss. . . . . . . . .           -            -            -           -            -     (8,797,115)         -    (8,797,115)
                             ----------  -----------  -----------  ----------  -----------  ------------  ----------  -----------
 Balance - December 31, 1999      2,438  $ 2,125,175   19,077,310  $   19,077  $13,615,677  $(15,041,600) $ (136,475) $   581,854
                             ==========  ===========  ===========  ==========  ===========  ============  ==========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                           (A Company in the Development Stage)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Period
                                                                                January 5, 1995
                                                         For the Years Ended  (Date of Inception)
                                                             December 31,          Through
                                                      -------------------------  December 31,
                                                          1999         1998          1999
                                                      ------------  -----------  ------------
  Cash Flows From Operating Activities
    Net Loss. . . . . . . . . . . . . . . . . . . . . $ (9,490,666) $(2,222,323) $(15,041,600)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
       Gain on sale of available-for-sale securities.           -       (21,225)      (21,225)
       Loss on sale of assets . . . . . . . . . . . .           -         9,227         9,227
       Depreciation and amortization. . . . . . . . .      497,675      227,233     1,020,758
       Amortization of debt discount. . . . . . . . .    1,557,136           -      1,557,136
       Preferred dividend . . . . . . . . . . . . . .      693,551           -        693,551
       Issuance of warrants for interest. . . . . . .      109,800           -        109,800
       Compensation paid with stock options . . . . .      233,350       45,375       278,725
       Compensation paid by grant of warrants . . . .      185,000           -        185,000
       Issuance of common stock to settle lawsuit . .      175,000           -        175,000
       Exercise of warrants in exchange for services.       22,523           -         22,523
       Stock issued for services. . . . . . . . . . .           -        22,727       222,727
       Allowance for doubtful accounts. . . . . . . .      (87,721)      90,721       154,567
    Changes in operating assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . .      349,651     (343,484)      (55,182)
       Other receivable . . . . . . . . . . . . . . .      152,570     (152,570)           -
       Inventory. . . . . . . . . . . . . . . . . . .     (132,059)     (42,691)     (174,750)
       Accounts payable . . . . . . . . . . . . . . .      607,733     (157,259)      777,392
       Accrued liabilities. . . . . . . . . . . . . .      438,766     (263,428)      470,072
       Deferred revenue . . . . . . . . . . . . . . .           -      (200,000)       (6,163)
       Other assets . . . . . . . . . . . . . . . . .       (7,597)    (284,075)     (289,822)
                                                      ------------  -----------  ------------
       Net Cash Used In Operating Activities. . . . .   (4,695,288)  (3,291,772)   (9,912,264)
                                                      ------------  -----------  ------------
  Cash Flows From Investing Activities
    Payments to Flexpoint prior to acquisition. . . .           -            -       (268,413)
    Cash paid to acquire Tamco. . . . . . . . . . . .           -            -        (25,000)
    Proceeds from sale of available-for-sale
     securities . . . . . . . . . . . . . . . . . . .           -       455,082       455,082
    Net cash received in Nanotech acquisition . . . .           -     1,492,907     1,492,907
    Payments received from related parties. . . . . .           -        34,661        34,661
    Collection of receivable from escrow agent. . . .           -        64,825        64,825
    Payments to purchase equipment. . . . . . . . . .   (1,912,558)    (379,263)   (2,913,355)
    Proceeds from sale of equipment . . . . . . . . .           -        14,592        22,682
    Issuance of note receivable . . . . . . . . . . .           -            -        (12,507)
    Payments received on note receivable. . . . . . .           -         4,950        12,505
    Payments for patents. . . . . . . . . . . . . . .      (32,990)     (39,029)     (143,314)
                                                      ------------  -----------  ------------
       Net Cash Provided By (Used In) Investing
        Activities. . . . . . . . . . . . . . . . . .   (1,945,548)   1,648,725    (1,279,927)
                                                      ------------  -----------  ------------
  Cash Flows From Financing Activities
    Proceeds from issuance of preferred stock . . . .      460,738           -        460,738
    Proceeds from issuance of common stock. . . . . .    2,064,448    1,157,664     6,155,112
    Cash payments to officers to repurchase stock . .           -            -        (50,000)
    Cash paid for offering costs. . . . . . . . . . .           -            -       (123,020)
    Cash paid for loan costs. . . . . . . . . . . . .       (5,000)          -         (5,000)
    Collection of receivables from issuance of
     common stock . . . . . . . . . . . . . . . . . .    1,573,750      390,000     1,963,750
    Proceeds from borrowings. . . . . . . . . . . . .      865,001           -      1,168,961
    Principal payments of debt. . . . . . . . . . . .           -      (353,336)     (398,751)
    Borrowings from Nanotech prior to acquisition . .           -     1,000,000     1,000,000
    Proceeds from related party notes . . . . . . . .    1,510,000           -      1,570,208
    Principal payments of related party notes . . . .     (351,234)          -       (415,165)
                                                      ------------  -----------  ------------
       Net Cash Provided By Financing Activities. . .    6,117,703    2,194,328    11,326,833
                                                      ------------  -----------  ------------
  Net Change In Cash. . . . . . . . . . . . . . . . .     (523,133)     551,281       134,642
  Cash - Beginning of Period. . . . . . . . . . . . .      657,775      106,494            -
                                                      ------------  -----------  ------------
  Cash - End of Period. . . . . . . . . . . . . . . . $    134,642  $   657,775  $    134,642
                                                      ============  ===========  ============

      Supplemental cash flow information and Noncash investing and financing activities - Note 6


    The accompanying notes are an integral part of these consolidated financial statements.

                     FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                           (A Company in the Development Stage)
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Through April 1998, the Company operated through Sensitron, Inc, a Utah Corporation, at which time it changed its name to Micropoint,

      Inc.  In June 1999 the name was changed to Flexpoint Sensor Systems, Inc.

      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. (Flexpoint) and its wholly-owned subsidiaries. The operations of acquired entities have been included from the dates of their acquisitions. Intercompany transactions and accounts have been eliminated in consolidation.

      NATURE OF OPERATIONS -The Company has been a development stage enterprise engaged principally in designing, engineering, and manufacturing sensors and related equipment using its flexible potentiometer technology. Through December 31, 1998, a majority of Flexpoint's sales were to toy manufacturers. Flexpoint has negotiated a significant contract to supply flexible sensors to an automobile component manufacturer. Sales under the contract are scheduled to begin upon Flexpoint's completion of required research and development of applicable sensors and establishment of a manufacturing facility.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

      BUSINESS CONDITION - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Flexpoint as a going concern. However, Flexpoint has suffered losses from operations and has had negative cash flows from operating activities during the years ended December 31, 1999 and 1998 and cumulative from inception through December 31, 1999, which conditions raise substantial doubt about Flexpoint's ability to continue as a going concern. Flexpoint's continued existence is dependent upon its ability to obtain additional financing. Subsequent to year end, the Company has received $1,800,000 in net proceeds from the issuance of a convertible debenture. Management plans to obtain the remainder of the $5,000,000 commitment under the convertible debenture agreement and to obtain additional financing through issuance of debt or equity securities. The Company is negotiating with other possible financing sources. However, no agreements have been reached and there is no assurance that additional financing will be realized.

      FAIR VALUES OF FINANCIAL INSTRUMENTS - The amounts reported as cash, trade accounts receivable, other receivable, trade accounts payable, accrued liabilities and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates were based on information available to management at the time of the preparation of the financial statements.

      INVESTMENT IN SECURITIES - During the year ended December 31, 1998, Flexpoint sold marketable securities for $455,082 and realized gross gains of $21,225. The gain is included in other income (expense), net in the accompanying statements of operations.

      CONCENTRATION OF RISK AND MAJOR CUSTOMERS -The Company has concentration of risk with respect to cash on deposit with a bank in excess of insured limits, and from doing business in one-industry.
      The latter subjects Flexpoint to a concentration of credit risk relating to trade accounts receivable. During the year ended December 31, 1999, 76% of Flexpoint's revenues were from customers in the auto industry. During 1999, revenue from two major customers totaled 59% and 17% of sales, respectively. During the year ended December 31, 1998, 85% of Flexpoint's revenues were from customers in the toy industry. During 1998, revenues from two major customers totaled 40% and 35% of sales, respectively. Flexpoint relies on a few significant production contracts for its revenue and generally does not require collateral from its customers with respect to trade receivables.

      INVENTORY - Inventory is valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Additions and major improvements are capitalized while maintenance and repairs are charged to operations. Upon retirement, sale or disposition, the cost and accumulated depreciation of the items sold are eliminated from the accounts, and any resulting gain or loss is recognized in operations. Depreciation is computed using the straight-line and the double-declining-balance methods and is recognized over the estimated useful lives of the property and equipment, which are three to seven years.

      LONG-LIVED ASSETS - The realization of non-current assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based upon various analyses, including estimates of net future cash flows, and involves significant management judgement. No impairment losses were required to be recognized as a result of the evaluation of these assets through December 31, 1999.

      REVENUE RECOGNITION - Revenue from the sale of products is recorded at the time of shipment to the customers. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license Flexpoint's technology to others is deferred until all conditions under the contracts are met and then recognized as licensing royalty over the remaining term of the contracts.

      ADVERTISING COSTS - During the years ended December 31, 1999 and 1998, Flexpoint incurred $260,983 and $65,635 of advertising costs, respectively. Flexpoint follows the policy of expensing these advertising costs at the time the advertising services are rendered.

      STOCK-BASED COMPENSATION - Stock-based compensation arising from granting stock options to employees is measured by the intrinsic-value method. This method recognizes compensation expense based on the difference between the fair value of the underlying common stock and the exercise price on the date the options are granted. Flexpoint also presents pro forma results of operations assuming compensation had been measured by the fair-value method.

      BASIC AND DILUTED LOSS PER SHARE - Basic loss per common share is computed by dividing net loss by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants and options using the treasury stock method and convertible preferred stock and convertible notes payable using the if-converted method. Stock warrants and options, convertible preferred stock, and convertible notes payable are not included in diluted loss per share during loss periods when those potentially issuable common shares would decrease the loss per share. The effects of 9,174,055 and 6,944,310 potentially issuable common shares at December 31, 1999 and 1998, respectively, were excluded from the calculation of diluted loss per share as they would have decreased loss per share.

      NOTE 2 - ACQUISITIONS

      Nanotech Corporation ("Nanotech") was incorporated June 11, 1992 under the laws of the state of Delaware, and was a publically-held shell corporation. On December 30, 1997, Sensitron entered into an Agreement and Plan of Reorganization (the "Agreement") with Nanotech whereby Sensitron became a wholly owned subsidiary of Nanotech. The agreement required Nanotech to raise capital of approximately $3,000,000 in a private placement prior to completion of the reorganization. The $3,000,000 was raised and the reorganization was consummated in April 1998. Nanotech changed its name to Micropoint, Inc., and subsequently to Flexpoint Sensor Systems, Inc. ("Flexpoint"), and the shareholders of Sensitron exchanged each of their shares of common stock for 13 shares of Flexpoint common stock which resulted in the issuance of 9,860,279 shares of common stock to
      the Sensitron shareholders.   As a result, the Sensitron shareholders
      became the majority shareholders of Flexpoint in a transaction intended to qualify as a tax-free reorganization.

      The Agreement has been accounted for as a recapitalization of Sensitron in a manner similar to a stock split. The accompanying historical financial statements prior to the reorganization are those of Sensitron and have been restated to reflect the effects of the 13-for-1 stock split resulting from the conversion of the outstanding Sensitron common shares into Flexpoint shares. The accompanying financial statements have been restated for the effects of the stock split for all periods presented. The agreement was further considered to be the issuance of 6,000,000 common shares for Nanotech's net assets of $2,983,275, which were primarily cash and cash equivalents. The accompanying consolidated financial statements include the operations of Flexpoint from the date of the reorganization.

      In April 1995, Sensitron acquired 100 shares of common stock of Flexpoint Inc., a Utah Corporation, in exchange for the forgiveness of $50,000 of accounts receivable. On September 26, 1995, Sensitron completed the acquisition of Flexpoint, Inc. by exchanging 5,395,000 shares (post-split) of Sensitron's common stock for the remaining outstanding common stock of Flexpoint, Inc. in a purchase business combination accounted for in a manner similar to a pooling of interests. Flexpoint, Inc. and Sensitron were principally owned by the same individuals prior to the combination.

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

      NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                          December 31,
                                                    ------------------------
                                                        1999        1998
                                                    -----------  -----------
           Furniture and fixtures . . . . . . . . . $    90,350  $    75,356
           Machinery and equipment. . . . . . . . .   1,692,100      674,682
           Office equipment . . . . . . . . . . . .     276,255      143,234
           Software . . . . . . . . . . . . . . . .      34,979       29,924
           Leasehold improvements . . . . . . . . .   1,309,967      350,130
                                                      -----------  -----------
           Total. . . . . . . . . . . . . . . . . . $ 3,403,651  $ 1,273,326
                                                    ===========  ===========

      Depreciation expense for the years ended December 31, 1999 and 1998 was $459,314 and $188,873, respectively.

      NOTE 4 - OTHER ASSETS

      Costs to obtain patents have been capitalized and are being amortized over a five year period. Flexpoint currently has the rights to several patents. Flexpoint is in the process of developing new patents and protecting its existing patents internationally. Cost associated with the development of new patents are capitalized. Amortization of patents is recognized from the date the patents are awarded. The total patent cost capitalized as of December 31, 1999 and 1998 was $179,339 and $146,349, respectively, of which $73,470 and $73,470 relates to patents being amortized, respectively. Amortization expense from patents for the years ended December 31, 1999 and 1998 was $14,400 and $14,400, respectively.

      Goodwill associated with the acquisition of Tamco is being amortized over five years using the straight-line method. Amortization expense from goodwill for the years ended December 31, 1999 and 1998 was $23,960 and $23,960, respectively.

      NOTE 5 - LICENSE AGREEMENT

      In May 1997, Flexpoint granted an otherwise unrelated third party the worldwide exclusive license to use and sell flexible potentiometers covered under Flexpoint's patents for use in toys, traditional games and video game industries. The license does not include the right to manufacture sensors manufactured by Flexpoint. A licensing fee of $500,000 was recognized as sales under the agreement relating to the exclusive use of the technology through December 1998. After 1998, the exclusive license is to be maintained under the agreement by the licensee providing revenue from royalties and fees to Flexpoint of at least $500,000 per year. Royalties to be received are 2% of sales of the licensee's products in the United States and 3% of related products to the licensee's international partners. Minimum payments were not received under the agreement during the year ended December 31, 1999. As a result, the exclusive rights under the agreement are no longer in force.

      Under the agreement, Flexpoint guaranteed that it would deliver flexible potentiometers in marketable quantities to the licensee by June 1, 1998. That obligation was fulfilled by Flexpoint and the initial $200,000 licensing fee was recognized as sales at that date. Additional sales have been recognized as products have been delivered under the agreement. At December 31, 1998, Flexpoint had a royalty receivable as a result of this licensing agreement of $152,570 which was included in trade accounts receivable, and was subsequently collected.

      NOTE 6 - CASH FLOW INFORMATION

      SUPPLEMENTAL CASH FLOW INFORMATION - Cash payments for interest were $5,000 and $15,726 for the years ended December 31, 1999 and 1998, respectively.

      NONCASH INVESTING AND FINANCING ACTIVITIES - In connection with the acquisition of Nanotech on April 11, 1998, liabilities were assumed as follows:

           Fair value of assets acquired . . . . . . . . . . . $ 1,991,589
           Advances from Nanotech prior to acquisition . . . .   1,000,000
           Fair value of common stock issued in acquisition. .  (2,983,275)
                                                               -----------
              Liabilities assumed. . . . . . . . . . . . . . . $     8,314
                                                               ===========

      On September 26, 1995, Flexpoint acquired all of the common stock of Tamco. In connection with this acquisition, liabilities were assumed as follows:

           Fair value of assets acquired, including goodwill
            of $119,802. . . . . . . . . . . . . . . . . . . . $   170,000
           Cash paid in acquisition. . . . . . . . . . . . . .     (25,000)
           Fair value of stock issued in acquisition . . . . .     (60,000)
                                                               -----------
              Liabilities assumed. . . . . . . . . . . . . . . $    85,000
                                                               ===========

      On September 26, 1995, the Company acquired all of the common stock of Flexpoint, Inc. in exchange for 5,395,000 shares of common stock. The following assets and liabilities were acquired at their historical cost basis:

           Historical cost of assets acquired. . . . . . . . . $   394,660
           Capital deficiency. . . . . . . . . . . . . . . . .      94,184
           Advances to Flexpoint prior to acquisition. . . . .    (268,413)
                                                               -----------
              Liabilities assumed. . . . . . . . . . . . . . . $   220,431
                                                               ===========

      During 1995, the Company assumed $13,792 of legal costs associated with patents in connection with the assignment of patents to the Company by an officer. During the year ended December 31, 1996, 260,000 shares of common stock were issued for services valued at $0.77 per share, or $200,000.

      During the year ended December 31, 1997, $111,816 of notes payable were issued to acquire leasehold improvements. The Company issued 110,672 shares of common stock upon conversion of $53,952 of accounts payable and notes payable. Common stock was redeemed from officers in exchange for $50,000 of cash and $150,000 of notes payable. The Company issued common stock in exchange for stock subscription receivables totaling $390,000 which were subsequently collected.

      During the year ended December 31, 1998, 318,435 shares of common stock were issued upon conversion of $242,828 of debt. The Company issued 393,438 shares of common stock for a subscription receivable of $1,573,731 which was collected subsequent to year end.

      During the year ended December 31, 1999, $865,001 of notes payable were converted to common stock as described in Note 10.

      NOTE 7 - NOTES PAYABLE

      Notes payable consisted of the following:

                                                            December 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
    Note payable to shareholder, due June 18, 2000,
    interest accrues at 20%                            $  100,000  $       -

    Note payable to a shareholder, due February 10,
    2000, original interest rate of 14%, interest of
    $70,000 was to be prepaid, the Company defaulted
    by not prepaying the interest, default interest
    rate of 28%, default interest of $56,611 has been
    accrued                                             1,000,000          -


    Note payable to a shareholder, due July 15, 1999,
    monthly interest accrues at 10%, the Company is
    is default, additional interest totaling $59,877
    has been accrued since default                         60,000          -

                                                       ----------  ----------
    Total Notes Payable                                 1,160,000          -
    Less: Discount on notes payable                       112,826          -
                                                       ----------  ----------
    Notes Payable, net of discount                     $1,047,174  $       -
                                                       ==========  ==========

      On November 20, 1998, Flexpoint obtained a $50,000 credit facility from a bank which is available through January 15, 2001. The credit facility is evidenced by a promissory note dated November 20, 1998. The bank issued a $50,000 irrevocable standby letter of credit in connection with the execution of a real estate lease for manufacturing facilities. No amounts had been drawn under the note payable or letter of credit at December 31, 1998, 1999 or subsequently. The promissory note and letter of credit are secured by $50,000 of cash on deposit with the bank. In addition to the cash on deposit with the bank, a commitment fee of 1% of the unused portion of the amount of the credit facility is due annually. Subsequent to December 31, 1999, the credit facility was reduced to $40,000.

      From January through March of 1998, management of the Company negotiated the terms of conversion of notes payable issued during 1997. In March 1998, the holders of $200,000 in notes payable accepted the conversion terms and converted those notes into 248,833 shares of common stock. The notes were converted at $0.80 per share which was at or above the fair value of the common stock at the time the conversion terms were established. In addition, $42,828 of debt was issued during 1997 which was convertible into common stock at $0.61 per share, which approximated the fair value of the common stock on the date the notes were issued. The debt was converted into 69,602 shares of common stock during October 1998.

      During the year ended December 31, 1999, the Company issued several 8% convertible promissory notes. The notes were convertible into common stock during 1999 as further discussed in Note 9. In addition to the convertible notes, the Company issued non-convertible notes. Warrants to purchase 780,000 shares of the common stock were issued with the notes. The proceeds of the notes were allocated between the fair value of the warrants and to the note payable based upon their relative fair values. This resulted in a discount on the notes of $1,265,900 which was credited to additional paid-in capital. The discount is being amortized over the maturity of the notes. During the year ended December 31, 1999, $1,153,074 of the discount was amortized to interest expense.

      NOTE 8 - EMPLOYMENT AND COMPENSATION AGREEMENTS

      Effective August 26, 1997, two officers resigned from the Board of Directors and sold 6,308,666 shares of common stock to the Company for $200,000, or approximately $0.03 per share. One of the officers was granted options to acquire 650,000 shares of common stock at $0.30 per share and 325,000 shares for $0.77 per share for a period of five years.

      The Company has an employment agreement with an officer which includes an annual base salary $120,000 per year through December 31, 2001.

      Effective May 1, 1995, Flexpoint entered into a royalty agreement whereby an officer was to provide technical assistance and be paid a monthly fee of $8,333 for five years. During 1997, Flexpoint suspended payments under the royalty agreement. An agreement was signed April 15, 1998 whereby Flexpoint agreed to pay the officer $160,000 in settlement of all past and future obligation under the compensation agreement. The amount paid was recognized in general and administrative expense during 1998.

      The Company entered an agreement with a board member for marketing, business development, investor and financial advisory services effective July 1, 1999. The terms of the agreement require the Company to pay $12,000 per month. No formal term was stated in the contract; however, no services were provided after February 2000.

      The Company entered an agreement for financing and business management advisory services effective August 1, 1999. The terms of the agreement require the Company to pay $6,250 per month for eighty hours of services per month. Any service over and above the eighty hours will be billed at $80 per hour. The agreement is effective for three years from the effective date.

      NOTE 9 - STOCKHOLDERS' EQUITY

      PREFERRED STOCK-During the year ended December 31, 1999, 4,500 shares of preferred stock were designated as Series A convertible preferred stock with a stated value of $875. The preferred stock will rank, with respect to rights on liquidation, senior to all classes of common stock and each other class of capital stock or series of preferred stock established after the date designated by the Board of Directors. The preferred stock has no stated dividend rate and no dividends will be payable thereon unless declared by the Board of Directors. Each share of preferred stock outstanding is entitled to 250 votes. The preferred shares are entitled to a preference in liquidation over the common shares equal to $875 per preferred share.

      Shares of preferred stock may be convertible at any time, in whole or in part, at the option of the holder thereof into common stock at a conversion price of $3.50 per share. The outstanding shares of preferred stock will automatically be converted into common stock if the closing bid price for the common stock for 15 successive trading days is equal to or greater than $12.00 per share.

      Series A convertible preferred stock and Series A warrants to purchase 250 shares of common stock were issued as a unit in an offering from May through July 1999. In addition to units sold, shareholders who purchased common stock under the Company's prior private offering were given the option of converting the shares of common stock purchased into units of the new offering. The offering resulted in the issuance of 536 shares of convertible preferred stock and Series A warrants to purchase 134,000 shares of common stock at $4.00 per share. The conversion resulted in the cancellation of 489,523 shares of common stock and the issuance 2,238 shares of convertible preferred stock and Series A warrants to purchase 559,551 of common stock at $4.00 per share. The gross proceeds from the offering before $8,263 offering costs were $469,000. These proceeds and the conversion of the common shares were allocated on the dates received to (a) the Series A Warrants to purchase common stock based upon their fair value in the amount of $ 693,551 and (b) $1,725,624 was allocated to the convertible preferred stock. The resulting discount on the preferred stock of $693,551 was immediately amortized as a preferred stock dividend on the dates the convertible preferred stock was issued. The convertible preferred stock is convertible into 693,551 shares of common stock through January 1, 2001.

      As the result of a subsequent offering of common stock 336 shares of Series A convertible preferred stock were cancelled and converted into common stock.

      COMMON STOCK-In connection with the reorganization agreement with Nanotech, the Company's common stock was split 13-for-1 on April 11, 1998. All references to common shares in these financial statements reflect the change in the number of common shares outstanding for all periods presented.

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

      On August 26, 1997, the Company entered into a settlement agreement with two officers of the Company whereby the relationship between the officers and the Company was terminated. As part of the agreement, the Company redeemed 6,308,666 shares of common stock from the officers for $200,000, or approximately $0.03 per share by paying $50,000 in cash and by issuing $150,000 of notes payable.

      On December 24, 1997, the Company issued 422,500 shares of common stock in exchange for stock subscriptions in the amount of $390,000 receivable from the investors. The subscriptions were collected in January 1998.

      In January 1998, the Company recognized compensation related to an agreement with a shareholder whereby the shareholder would be able to maintain a 1% equity interest in the Company through the date of the merger with Nanotech. The agreement has been accounted for as the grant of a warrant to the shareholder for the purchase of 30,303 shares of common stock at a zero purchase price. $22,727 of compensation expense was recognized on the date the warrant was granted, based upon a $0.75 fair value of the stock on that date. The warrant was exercised on October 14, 1998.

      On December 23, 1998, Flexpoint issued 618,588 shares of common stock in exchange for a stock subscription in the amount of $2,474,350 receivable from the investor. The Company collected $1,573,750 of the subscription through February 16, 1999. On March 31, 1999, the Company closed the private placement offering, released a shareholder from a $900,600 receivable under the subscription contract and cancelled the related 225,150 shares of common stock.

      Units consisting of 10,000 shares of common stock and Series B warrants to purchase 10,000 shares of common stock were issued as a unit in an offering from July through October 1999. In addition to units sold, shareholders who purchased convertible preferred stock under the Company's prior private offering were given the option of converting the shares of convertible preferred stock purchased into units of the new offering. The offering resulted in the issuance of 476,600 shares of common stock and Series B Warrants to purchase 476,600 shares of common stock at $3.50 per share. The conversion resulted in the cancellation of 336 shares of Series A Convertible Preferred Stock and the issuance of 147,000 shares of common stock and Series B Warrants to purchase147,000 shares of common stock at $3.50 per share. The gross proceeds from the offering before $12,000 offering costs were $953,200.

      Convertible debt and Series C warrants to purchase common stock were issued as a unit in an offering in November 1999. The offering resulted in the issuance of warrants to purchase 508,825 shares of common stock at priced ranging from $2.00 to $2.25 per share and $865,001 of notes payable which were convertible into common stock at $1.70 per share. The excess of the market value of the common stock over the conversion price at the dates the notes payable were issued ranged from $0.52 to $1.02 per share and was a beneficial conversion feature of the convertible debt. The gross proceeds from the offering were $865,001 and were allocated on the dates received to (a) to the beneficial conversion feature of the notes payable based upon the excess of the fair value of the common stock over the conversion price in the amount of $404,062, and (b) $460,939 to the notes payable. The resulting discount to the notes payable was amortized immediately as the notes were convertible upon issuance and resulted in $404,062 of interest expense. The notes payable were converted into 508,825 shares of common stock in December 1999.

      In November 1999, the Company issued 100,000 shares of common stock in settlement of a stock ownership claim as explained further in Note 15.

      NOTE 10 - STOCK OPTIONS

      On April 1, 1995, the Board of Directors and shareholders adopted an Omnibus Stock Option Plan (the "Plan"). Under the terms of the Plan, as amended in October 1997, Flexpoint may grant options to employees, directors and consultants to purchase up to 5,037,500 shares of common stock. Incentive or non-qualified options may be granted under the Plan. Options granted under the Plan are exercisable over periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options generally vest from immediately to five years. The exercise price of options granted under the Plan generally have been equal to or in excess of the fair value of Flexpoint's common stock on the date of grant. Generally, the only condition for exercise of options granted under the Plan is that the employees remain employed through the date the options are exercised or vested.

      In October 1995, the Company granted options, exercisable at $0.77 per share, to an officer for 195,000 shares of common stock which vested upon Flexpoint obtaining specified levels of sales and gross profit. During August 1997, the Company agreed upon the terms of a new employment agreement with the officer. The agreement was executed in December 1997 and included canceling 130,000 options exercisable at $0.77 and granting 390,000 options exercisable at $0.38, which management considered to be the fair value of the Company's common stock in August 1997. The new options vest through 2001 and do not have any performance criteria for vesting. The modification to the options did not result in additional compensation over the amount referred to below.

      Flexpoint measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options granted to employees, and determines compensation cost granted to non-employees based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, (SFAS 123) Accounting for Stock-Based Compensation. Stock-based compensation charged to operations was $233,350 and $45,375 for the years ended December 31, 1999 and 1998, respectively. Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the alternative method of SFAS No. 123, Accounting for Stock-Based Compensation, Flexpoint's net loss and loss per share would have increased to the pro forma amounts indicated below. The weighted average assumptions used to estimate the fair value of each option grant, using the Black-Scholes option-pricing model, are also presented:

                                                Years Ended December 31,
                                               ---------------------------
                                                   1999           1998
                                               ------------   ------------
      Net Loss
            As reported . . . . . . . . . . .  $ (9,490,666)  $ (2,222,323)
            Pro forma . . . . . . . . . . . .    (9,790,042)    (2,342,574)
      Primary and Diluted Loss per share
            As reported . . . . . . . . . . .        $(0.54)        $(0.16)
            Pro forma . . . . . . . . . . . .        $(0.55)        $(0.16)
      Weighted-Average Assumptions:
            Divided yield . . . . . . . . . .           0.0%          0.0 %
            Expected volatility . . . . . . .         77.29%         53.42%
            Risk-free interest rate . . . . .          5.44%          5.53%
            Expected life of options, in years         6.34           5.0

      A summary of the status of stock options as of December 31, 1999 and 1998 and changes during the years ended on those dates are presented below:

                                                       Options Outstanding
                                          ----------------------------------------------
                                                   1999                   1998
                                          ----------------------  ----------------------
                                                      Weighted-              Weighted-
                                                       Average                Average
                                                       Exercise               Exercise
                                            Shares      Price      Shares       Price
                                          ----------  ----------  ----------  ----------
  Outstanding at beginning of period. . .  5,507,550  $     0.42   4,717,050  $     0.42
  Granted . . . . . . . . . . . . . . . .    315,000        3.06     805,000        0.75
  Exercised . . . . . . . . . . . . . . .   (919,094)       0.34     (14,500)       0.16
  Forfeited . . . . . . . . . . . . . . .   (195,000)                     -         0.00
                                          ----------              ----------
  Outstanding at end of year. . . . . . .  4,708,456        0.62   5,507,550        0.42
                                          ==========              ==========
  Options exercisable at end of year. . .  3,456,411        0.51   3,617,554        0.41
                                          ==========              ==========
  Weighted-average fair value of
   options granted during period. . . . . $     3.25              $     0.47
                                          ==========              ==========

      The following table summarizes information about stock options outstanding at December 31, 1999:

                                       Outstanding                              Exercisable
                     -----------------------------------------------  --------------------------------
                                    Weighted-Average
       Range of         Number       Remaining     Weighted-Average   Number     Weighted-Average
    Exercise Prices  Outstanding  Contractual Life  Exercise Price  Exercisable   Exercise Price
    ---------------  ------------  --------------  ---------------  ------------  ---------------
     $ 0.00 - 0.50      3,350,000      2.3 years      $    0.34        2,494,119     $  0.33
       0.51 - 0.99      1,063,550      4.3                 0.76          876,886        0.76
       2.00 - 2.99        106,000      5.6                 2.01           45,500        2.01
       3.00 - 3.99         43,000      6.1                 3.50           11,500        3.51
       4.00 - 4.99        145,906      5.6                 4.00           37,406        4.00
                     ------------                                   ------------
     $ 0.00 - 4.99      4,708,456      3.0                 0.62        3,456,411        0.51
                     ============                                   ============

      NOTE 11 - STOCK PURCHASE WARRANTS

      In connection with the acquisition of Flexpoint, Inc. and Tamco during 1995, the Company issued warrants to purchase 22,750 shares of its common stock exercisable at $0.77 per share (which was the fair value of the common stock on the date of the issuance as determined by the Board of Directors) to its outside legal counsel for services. Additionally, the Company issued warrants during 1995 to purchase 23,010 shares of its common stock at a purchase price of $0.77 per share to equity investors.

      During 1996, warrants were issued to purchase 214,500 shares of common stock at $0.77 per share to equity investors in the Company and warrants to purchase 6,500 shares at $0.77 per share were issued to outside legal counsel for services.

      During 1997, Flexpoint issued warrants to purchase 260,000 shares of common stock at $0.77 per share to equity investors. Additionally, warrants to purchase 910,000 shares of common stock at $1.15 per share were issued to a retiring member of the Board of Directors.

      All of the above warrants had no material fair value on the date issued. On the date issued, the fair value of each warrant was estimated using the Black-Scholes option-pricing model.

      During 1999, warrants to purchase 1,722,048 shares of common stock were issued as part of offerings as further described in Note 10. Warrants to purchase 780,000 shares of common stock were issued with notes payable as further discussed in Note 7. An additional 100,000 warrants were issued to a consultant for services. Compensation of $185,000 was recognized from the grant of these warrants.

      The following table summarizes information about warrants outstanding at December 31, 1999:

                                                Weighted-Average
                                 Warrants          Remaining
             Exercise Prices    Outstanding     Contractual Life
             ---------------    ------------    -----------------
             $  0.00 - 0.99          260,000         1.7 years
                1.00 - 1.99          910,000         0.7
                2.00 - 2.99        1,053,825         3.8
                3.00 - 3.99          938,600         2.8
                4.00 - 4.99          609,623         1.0
             $  0.00 - 4.00        3,772,048         2.2


      NOTE 12 - PRODUCTS AND SERVICES

      Flexpoint's only business relates to sales of electronic sensors and related engineering. It produces sensors for sale to customers in the toy and automotive industries. The components of sales for the years ended December 31, 1999 and 1998 were as follows:

                                                       1999         1998
                                                    -----------  -----------
            Products
               Sales of sensors. . . . . . . . . .  $   289,264  $ 1,051,023
               Licensing royalty . . . . . . . . .          250      511,291
               Tooling and dies. . . . . . . . . .       42,668      205,162
                                                    -----------  -----------
                  Total Products . . . . . . . . .      332,182    1,767,476

            Engineering Services . . . . . . . . .      441,051      148,152
                                                    -----------  -----------
            Total Sales. . . . . . . . . . . . . .  $   773,233  $ 1,915,628
                                                    ===========  ===========

      NOTE 13 - INCOME TAXES

      There was no provision for, or benefit from, income tax for any period. The components of the net deferred tax asset as of December 31, 1999 and 1998 were as follows:

                                                       1999          1998
                                                    -----------  -----------
           Operating loss carry forwards . . . . .  $ 5,132,458  $ 1,921,033
           Allowance for doubtful accounts . . . .        1,119           -
           Amortization of intangibles . . . . . .       14,711       11,167
                                                    -----------  -----------
              Total Deferred Tax Assets. . . . . .    5,145,288    1,932,200
           Valuation Allowance . . . . . . . . . .   (5,148,288)  (1,932,200)
                                                    -----------  -----------
              Net Deferred Tax Asset . . . . . . .  $        -   $        -
                                                    ===========  ===========

      For tax reporting purposes, the Company had net operating loss carry forwards in the amount of $14,081,751at December 31, 1999 that will expire beginning in the year 2012.

      The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 1999 and 1998:


                                                     For the Years Ended
                                                         December 31,
                                                   -------------------------
                                                       1999         1998
                                                   ------------  -----------
      Tax at statutory rate (34%). . . . . . . . . $ (2,991,019) $  (755,590)
      Non-deductible expenses. . . . . . . . . . .      100,275        1,030
      Increase in valuation allowance. . . . . . .    4,177,296      937,153
      State tax benefit, net of federal tax effect     (290,305)     (73,337)
      Change in effective tax rate . . . . . . . .     (996,247)    (109,256)
                                                   ------------  -----------
        Provision for Income Taxes . . . . . . . . $         -   $        -
                                                   ============  ===========

      NOTE 14 -- LONG-TERM CONTRACTS

      On May 28, 1998, Flexpoint entered into a purchase and supply agreement with an automotive manufacturer. Under the terms of the agreement, Flexpoint is to provide engineering and support to the automotive manufacturer. For the years ended December 31, 1999 and 1998, Flexpoint received $424,551 and $148,152, respectively from such services. The agreement for the engineering and support services runs through December 31, 2001 and is to provide Flexpoint with an additional $455,382 of related revenue. Flexpoint is also to provide the automotive manufacturer with sensors for use as a component in automobile manufacturing. The agreement for the sensors runs through December 31, 2003. The agreement may be renewed for one or more successive one-year terms upon the mutual written agreement of both parties.

      NOTE 15 - COMMITMENTS AND CONTINGENCIES

      Flexpoint is obligated under operating lease agreements for its facilities and office space. Flexpoint has an option to renew one lease for an additional three year period. Flexpoint is also required under the terms of the lease to maintain a letter of credit with a federally insured bank in the amount of $50,000. The letter of credit has been issued by a bank to the lessor and is secured by $50,000 of cash on deposit with the bank. If Flexpoint falls into default under the lease, the lessor may drawn upon the letter of credit. The letter of credit is to be reduced by $10,000 per year. The unused balance of the letter of credit as of December 31, 1999 was $40,000. Future minimum lease payments under operating leases at December 31, 1999 are as follows:

               Year Ending December 31:
                       2000. . . . . . . . . . . . . . . . . . $   322,922
                       2001. . . . . . . . . . . . . . . . . .     309,850
                       2002. . . . . . . . . . . . . . . . . .     249,900
                       2003. . . . . . . . . . . . . . . . . .     249,900
                                                               -----------
                       Total . . . . . . . . . . . . . . . . . $ 1,132,570
                                                               ===========

      Lease expense for the years ended December 31, 1999 and 1998 was $366,270 and $82,751, respectively.

      In 1995, a third party entity loaned $35,000 to a former officer of the Company as a personal loan. This entity made a claim against the former officer for repayment of the advance and for other consideration. Flexpoint was required to provide compensation to the former officer sufficient to settle the claim during the year ended December 31, 1998, in the amount of $48,618 in settlement of the loan. During the year ended December 31, 1999, the third party appealed its share ownership claim. In November 1999, the Company settled the share ownership claim by issuing 100,000 shares of common stock valued at $1.75 per share, the fair market value on the date of settlement. As a condition of the settlement agreement, each party released the other party from any further liability.

      In February of 1998, an unrelated third party filed suit against Flexpoint alleging it provided investment banking and financial advisory services pursuant to an agreement with Flexpoint. The plaintiff claims to have sustained damages for breach of contract and seeks damages in the amount of 6.5% of financing obtained from an equity investor, plus the issuance of a warrant to purchase a 2% equity interest in Flexpoint at a price of $5.00 per share. In addition, the plaintiff is seeking punitive damages of $5,000,000. Flexpoint answered the complaint in March 1998 and the action is in the discovery stage. Flexpoint has been and continues to contest the case vigorously. Given the early stage of the action, legal counsel for Flexpoint is unable to provide any evaluation of the likelihood of an unfavorable outcome, if any, or the amount or range of potential loss. Management believes, after consulting with legal counsel, that there is only a remote possibility that Flexpoint will be subject to a punitive damage award under the suit. Management has tendered $75,000 to the plaintiff to completely settle the action and Management maintains that the most Flexpoint owes the plaintiff is $75,000. Flexpoint has accrued a liability of $75,000 relating to this action in its financial statements at December 31, 1999 and 1998.

      NOTE 16 - SUBSEQUENT EVENTS

      The Company issued a note payable dated January 17, 2000 to an individual. The note was for $100,000 with an interest rate of 14%. The note is due April 1, 2000. As additional consideration, the Company issued warrants to purchase 100,000 shares of common stock at $1.80 per share. The warrant has a three-year term from January 17, 2000. The loan is secured by certain equipment. The proceeds from the loan will be allocated to the warrants based upon their fair value. The resulting discount to the note of $100,000 will be recognized and amortized over the term of the note.

      Subsequent to year end, the Company issued 8% convertible promissory notes totaling $135,000. The notes are convertible into 79,412 shares of common stock and Series C warrants to purchase an additional 79,412 shares of common stock. Allocation of the proceeds to the warrants will result in a discount to the notes of $81,391 which will be recognized as interest expense.

      On March 3, 2000, the Company signed a convertible debenture for up to $5,000,000. At signing, the Company received $1,785,000 net of related costs of $215,000 in exchange for an 8% convertible debenture in the principal amount of $2,000,000 and Series 2000-A warrants to purchase 1,283,697 shares of common stock for a four year period. The note is due March 1, 2001 and interest at an annual rate of 8% is payable quarterly. If the Company's stock price falls below $1.00 per share for five consecutive days, the principal balance will become redeemable at the option of the purchaser. The redemption amount is equal to 125% of the outstanding principal plus accrued interest. Under the agreement and subject to certain contingencies the investor may purchase additional debentures of $500,000 each in subsequent months. Subsequent purchases will be reduced by a ten percent placement fee and certain other offering costs.

      The debenture is convertible to common stock of the Company at the option of the purchaser at a conversion price which is the lower of the average of the three lowest closing bid prices for the common stock during the 15 trading days preceding the date of the purchase agreement, or the average of the three lowest closing bid prices for the common stock during the 15 trading days preceding conversion, subject to a maximum price of $3.00 per share and a minimum price of $1.00 per share. Up to 33% of the aggregate principal and accrued interest may be converted immediately, on or after the 30th day following the date of the agreement, of the aggregate principal and accrued interest 67% may be converted and the entire aggregate principal balance and accrued interest may be converted after 60 days. If the stock price on the due date of the debenture is greater than $2.00, the purchaser is obligated to convert all of the outstanding debenture into common shares.

      The estimated relative fair value of the warrants as of March 3, 2000 was $1,026,301. The estimated relative fair value will be recorded as a discount on the debenture and amortized over 60 days, the period until the debenture is fully convertible.

      The purchaser of the debenture is not obligated to purchase the remaining $3 million in debentures if the Company is in default or has breached any of its obligations under the agreement or the average of the closing bid price for the Company's common stock is less than or equal to $1.

      Subsequent to year end, the Company defaulted on its note payable to a shareholder by not making payment on February 10, 2000, the maturity date. The Company was already in default of the prepaid interest of $70,000 due August 11,1999. The shareholder offered to extend the note for an additional six months and waive any default interest for consideration of 500,000 warrants with an exercise price of $2.15. In order to extend the maturity of the note, the shareholder also required a prepayment of interest of $70,000, payment of the $70,000 pre-payment due August 11, 1999, plus attorney fees. The entire payment required in addition to the warrants totals $141,920. Management accepted the offer to extend the note for six months by effectively issuing the warrants and making payment of the default and pre-payment interest on March 27, 2000.






                              EXHIBIT INDEX


     EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
     -----------                   ----------------------

2.1 Agreement and Plan of Reorganization (Schedules are omitted) (Incorporated by referenced to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated April 9, 1998).

3(i).1 Certificate of Incorporation of Flexpoint (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 10-SB, dated June 17, 1994).

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

3(ii).1   Restated Bylaws of Flexpoint (Incorporated by reference to
          Exhibit 3.2 of the Company's Registration Statement on Form 10-SB, dated June 17, 1994).

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

10.4      Purchase and Supply Agreement by and among Flexpoint,
          Inc. and Delphi Automotive Systems (certain portions of the agreement were omitted from the exhibit pursuant to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-KSB, dated December 31,
          1998).

10.5      Industrial Space Lease between Prudential Insurance
          Company of America and Flexpoint. (Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-KSB, dated December 31, 1998).

10.6      Securities Purchase Agreement between the Company and
          Aspen Capital Resources, LLC, (Incorporated by reference to Exhibit
          10.1 of the Company's Current Report on Form 8-K, dated March 16,
          2000).

10.7 Promissory secured promissory note between the Company and Jerry and Vicki Moyes Family Trust, dated August 10, 1999.
10.8      Security Agreement between the Company and Jerry and
          Vicki Moyes Family Trust, dated August 10, 1999.

21.1 Schedule of Subsidiaries (Incorporated by referenced to Exhibit 21.1 of the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

27.1      Financial Data Schedule