Form 10QSB/A
period 1999-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2000-04-26
CIK 925660

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

                          [ x ] Yes        [   ] No

    State the number of shares outstanding of each of the issuer's classes of common equity, as of May 7, 1999: 17,148,554

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements.

               FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  UNAUDITED

                                                   March 31,    December 31,
                                                     1999         1998
                                                -------------- --------------
    ASSETS
Current Assets
  Cash                                          $   1,102,325  $     657,775
  Trade accounts receivable, net of allowance
    of $89,801 and $90,721                            209,541        298,586
  Royalties receivable                                      -        152,570
  Receivable from shareholder                               -      1,573,750
  Inventory                                           106,522         42,691
  Prepaid expense                                      32,337         50,915
                                                -------------- --------------

       Total Current Assets                         1,450,725      2,776,287
                                                -------------- --------------
Property and Equipment                              2,761,424      1,273,326
  Less accumulated depreciation                      (463,226)      (387,858)
                                                -------------- --------------

  Net Property and Equipment                        2,298,198        885,468
                                                -------------- --------------
Goodwill, Net of Accumulated Amortization of
 $83,861 and $77,871                                   35,941         41,931

Deposits                                               52,049        246,441

Patents, net of accumulated amortization of
 $48,618 and $45,018                                  113,831        101,331
                                                -------------- --------------

Total Assets                                    $   3,950,744  $   4,051,458
                                                ============== ==============
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                        $     425,407  $     348,473
  Related party payable                                     -          1,234
  Accrued liabilities                                 450,011        100,290
  Income taxes payable                                  8,314          8,314
                                                -------------- --------------

       Total Current Liabilities                      883,732        458,311
                                                -------------- --------------
Stockholders' Equity
  Preferred stock - $0.001 par value; 1,000,000
   shares authorized; - no shares issued                    -              -
  Common stock - $0.001 par value; 100,000,000
   shares authorized; 17,148,554 and 16,990,296
   shares issued and outstanding                       17,149         16,990
  Additional paid in capital                        9,928,082      9,127,091
  Unearned Compensation                              (116,586)             -
  Deficit accumulated during the
   development stage                               (6,761,633)    (5,550,934)
                                                -------------- --------------

       Total Stockholders' Equity                   3,067,012      3,593,147
                                                -------------- --------------

Total Liabilities and Stockholders' Equity      $   3,950,744  $   4,051,458
                                                ============== ==============

  The accompanying notes are an integral part of these financial statements.

               FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               UNAUDITED

                                                                         For the Period
                                                                         January 5, 1995
                                                                         (Date of
                                                                         Inception)
                                               For the Three Months      Through
                                                   Ended March 31,       March 31,
                                               1999              1998    1999
                                           -------------- -------------- --------------
Sales                                      $     121,757  $      60,088  $   3,412,482
Cost of sales                                        845         44,726      1,529,148
                                           -------------- -------------- --------------

Gross profit                                     120,912         15,362      1,883,334

General and administrative expense               674,063        317,269      4,617,101
Research and development                         670,079        153,757      3,974,028
                                           -------------- -------------- --------------

Loss from operations                          (1,223,230)      (455,664)    (6,707,795)

Interest expense                                       -            (40)       (71,201)

Interest income                                   11,845              -         47,456

Other income (expense)                               686              -        (30,093)
                                           -------------- -------------- --------------
Net Loss                                   $  (1,210,699) $    (455,704) $  (6,761,633)
                                           ============== ============== ==============

Basic and Diluted Loss Per Common Share    $       (0.07) $       (0.05) $       (0.60)
                                           ============== ============== ==============
Weighted average number of common
 shares used in per share calculation         17,262,234      9,860,279     11,345,729
                                           ============== ============== ==============

The accompanying notes are an integral part of these financial statements.
                                   4

            FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Company in the Development Stage)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               UNAUDITED
                                                                         For the Period
                                                                         January 5, 1995
                                                                         (Date of
                                                                         Inception)
                                               For the Three Months      Through
                                                   Ended March 31,       March 31,
                                               1999              1998    1999
                                           -------------- -------------- --------------
Cash Flows From Operating Activities
  Net loss                                 $  (1,210,699) $    (455,704) $  (6,761,633)
  Adjustments to reconcile net loss to
    net cash used by operating activities              -              -        (21,225)
  Gain on Sale of available-for-sale
    securities                                         -              -              -
  Loss on sale of assets                               -              -          9,227
  Depreciation and amortization                   84,958         34,657        608,041
  Stock issued for services                            -              -        268,102
  Non-cash compensation for issuance
   of options                                     51,539              -         51,539
  Allowance for doubtful accounts                      -              -        242,288
  Write-off of related party receivable                -              -              -
  Changes in operating assets and liabilities:
     Accounts receivable                         241,615         (5,318)      (315,788)
     Inventory                                   (63,831)             -       (106,522)
     Accounts payable                             76,934       (332,775)       246,593
     Accrued liabilities                         349,721       (264,211)       381,027
     Deferred revenue                                  -              -         (6,163)
     Other assets                                171,736         45,489       (110,489)
                                           -------------- -------------- --------------

      Net Cash Used By Operating Activities     (298,027)      (977,862)    (5,515,003)
                                           -------------- -------------- --------------
Cash Flows From Investing Activities
  Payments to Flexpoint prior to
   acquisition                                         -              -       (268,413)
  Cash paid to acquire Tamco                           -              -        (25,000)
  Proceeds from the sale of available-for-
   sale securities                                     -              -        455,082
  Net cash received form Nanotech
   acquisition                                         -              -      1,492,907
  Payments received from related parties               -              -         34,661
  Collection of receivables from escrow
   agent                                               -              -         64,825
  Payments for the purchase of property
   and equipment                              (1,448,098)      (153,793)    (2,448,895)
  Proceeds received from sale of property
   and equipment                                       -              -         22,682
  Investment in patents                          (16,100)       (12,147)      (126,424)
                                           -------------- -------------- --------------

      Net Cash Used By Investing Activities   (1,464,198)      (165,940)      (798,575)
                                           -------------- -------------- --------------
Cash Flows From Financing Activities
  Proceeds from the issuance of stock            633,025          8,000      4,723,689
  Cash payments to officers to repurchase
   stock                                               -              -        (50,000)
  Cash paid for offering costs                         -              -       (123,020)
  Proceeds from borrowings                             -          1,565        303,960
  Principal payments of long-term debt                 -       (303,336)      (398,751)
  Proceeds of bridge loan                              -      1,000,000      1,000,000
  Proceeds from stock subscription
   receivable                                  1,573,750        390,000      1,963,750
  Proceeds from related party notes                    -              -         60,208
  Principal payments of related party notes            -        (13,329)       (63,933)
                                           -------------- -------------- --------------
      Net Cash Provided By Financing
       Activities                              2,206,775      1,082,900      7,415,903
                                           -------------- -------------- --------------
Net Change In Cash                               444,550        (60,902)     1,102,325

Cash at Beginning of Period                      657,775        106,494              -
                                           -------------- -------------- --------------

Cash at End of Period                      $   1,102,325  $      45,592  $     206,798
                                           ============== ============== ==============

The accompanying notes are an integral part of these financial statements.
                                   4

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Through April 1998, the Company operated through Sensitron, Inc. a Utah Corporation, at which time it changed its name to Micropoint, Inc. In June 1999 the name was changed to Flexpoint Sensor Systems, Inc.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. (Flexpoint) and its wholly owned subsidiaries. The operations of acquired entities have been included from the dated of their acquisitions. Intercompany Transactions and accounts have been eliminated in consolidation.

Restatement - As further discussed in Note 4, the accompanying condensed consolidated financial statements have been restated to correctly reflect compensation resulting from grants of stock options and to correct timing of depreciation of property and equipment. These restated condensed consolidated financial statements should be read in conjunction with the annual financial statements included in Form 10-KSB as of December 31, 1999.

Nature of Operations - The Company is a development stage enterprise engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. Flexpoint, Inc. entered into a Purchase and Supply Agreement (the "Supply Agreement") with Delphi Automotive Systems ("Delphi") in June 1998. Under the terms of the Supply Agreement, the Company will supply its proprietary sensor mats to Delphi for integration into a weight based suppression system as a critical part of a smart air bag system. The Supply Agreement provides that such sensor mats will be exclusively supplied to General Motors, through Delphi, by the Company through 2002. The Company is looking to the Supply Agreement to provide the bulk of its revenues in the immediate future. . The information regarding the Supply Agreement is forward looking information. Such forward looking information is subject to many risks and uncertainties, including the fact that Delphi is not obligated under the terms of the Supply Agreement to purchase any minimum number of sensor mats and there can be no assurance that the Supply Agreement will result in any material amount of sales.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Interim Financial Statements - The accompanying condensed consolidated balance sheets, and the condensed consolidated statements of operations and cash flows are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements have been condensed and do not contain all of the disclosure required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the annual financial statements included in the annual reports on Form 10-KSB, dated December 31, 1998 and 1999. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results that occurred for the entire year.

Business Condition - The accompanying financial statements contemplate continuation of the Company as a going concern. However, the Company has suffered losses from operations and has had negative cash flows from operating activities which conditions raise substantial doubt about the Company's ability to continue as a going concern. The company has negotiated a significant contract to supply its flexible sensor mat to an automotive component manufacturer, which, if successful, will provide significant revenue to the Company. Management believes this and other similar potential contracts will provide sufficient cash flows for the Company to continue as a going concern at to ultimately establish profitable operations. However, there is no assurance that these objectives will be accomplished

The Company is concurrently seeking funding from several sources. The Company has no material current contractual arrangements with respect to additional financing and there can be no assurance that additional financing will be available on commercially reasonable terms or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 1999 property and equipment consisted of the following:

Furniture and fixtures                    $          79,558
Machinery and equipment                           1,596,727
Office equipment                                    186,233
Software                                             30,919
Leasehold improvements                              867,987
                                          -----------------
          Total                           $       2,761,424
                                          =================

Of the $867,987 of leasehold improvements, $483,833 is for the infrastructure required by the Supply Agreement. Depreciation expense for the three months ended March 31, 1999 and 1998 was $75,368 and $25,068 respectively.

NOTE 3 - NON CASH COMPENSATION

The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options granted to employees, and determines compensation cost under options granted to non-employees based upon the fair value of the options at the grant dates consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

During the quarter, the Company granted options to new employees which are exercisable at $4.00 per share. The intrinsic value of these options was $168,125 and is being recognized over the period the options vest. Amortization of the deferred compensation of $51,539 was recognized during the
three months ending March 31, 1999.   Had compensation cost for the Plan been
determined based upon the fair value of the options at the grant dates consistent with the alternative method of SFAS No. 123, Accounting for Stock Based Compensation, the Company would have recognized approximately $65,800 in non-cash compensation.

NOTE 4 - RESTATEMENT

During the three months ending March 31, 1999, the Company hired additional employees and granted, as an incentive, stock options at an exercise price equal to the price of restricted common stock being sold by the Company in a Private Placement which was below the current market price. Therefore, additional unearned compensation of $116,586 was recorded in a contra equity account in this restatement that was not recorded in the original filing. This amount will be amortized over the vesting periods of the options granted. Amortization of unearned compensation during the three months ended March 31, 1999 totaled $51,539.

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

Overview

     The Company is a development stage company and, since inception, has incurred losses from operations. As restated as of March 31, 1999, the Company had cumulative net losses totaling $6,761,633. The Company is primarily engaged in the sensor business and is currently marketing proprietary patented sensor technology know as the Bend Sensor TM technology (the "Technology"). Sensing devices can be used to measure or sense changes in deflection and are typically used to trigger an electronic device when the sensor is activated. The worldwide market for sensing devices has grown significantly as a result of better technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. Management believes this worldwide market growth will continue.

Restatement

     During the three months ending March 31, 1999, the Company hired additional employees and granted, as an incentive, stock options at an exercise price equal to the price of restricted common stock being sold by the Company in a Private Placement which was below the current market price. Therefore, additional unearned compensation of $116,586 was recorded in a contra equity account in this restatement that was not recorded in the original filing. This amount will be amortized over the vesting periods of the options granted. Amortization of unearned compensation during the three months ended March 31, 1999 totaled $51,539.

Financial Position

     As restated, the Company had $1,102,325 in cash as of March 31, 1999, representing an increase of $444,550 from December 31, 1998. Working capital as of March 31, 1999, decreased to $566,993 as compared to working capital of $2,317,976 at December 31, 1998. The decrease is largely due to the acquisition of $1,448,098 in new equipment and leasehold improvements at the new manufacturing facility needed to meet the projected demand of the Delphi agreement.

Results of Operations

     As restated, during the three months ended March 31, 1999, the Company had sales of $121,757 comprised almost entirely of engineering fees; compared with sales of $60,088 for the comparable period from the prior year, comprised primarily of product sales and engineering fees.

     Substantially all of the Company's revenues during the three ended March 31, 1999 were generated under a Purchase and Supply Agreement (the "Supply Agreement") between the Company and Delphi Automotive Systems ("Delphi") that was executed in June 1998. Under the Supply Agreement the Company will supply its proprietary sensor mats to Delphi for integration into a weight based suppression system as a critical part of a smart air bag system. The Supply Agreement provides that such sensor mats will be exclusively supplied to General Motors, through Delphi, by the Company through 2002.

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

     Substantially all of the Company's revenues during the three and ended March 31, 1998 were generated under a license agreement (the "License Agreement") whereby the Company granted to Ohio Art the exclusive worldwide right to sell products incorporating the Technology in the toy, traditional games and video game markets. The License Agreement provided for certain up front fees and minimum royalties in order for Ohio Art to maintain such exclusive rights. Certain toy customers of the Company have indicated that they will be getting out of the plush toy business and/or will not be manufacturing products using sophisticated sensor systems. Ohio Art has not committed to manufacture or sell any other licensed products during 1999 or thereafter. The toy industry is cyclical and the Company expects that the bulk of annual royalty revenues will be greater in the second and third quarters of any given year. As a result, the Company believes that the revenues under the License Agreement during 1999 will be substantially less than in 1998. There can be no assurance as to what level of sales, if any, the Company will secure under the License Agreement in future years.

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

     As restated, general and administrative expenses for the three ended March 31, 1999 were $674,063 compared with $317,269 for the comparable periods from the prior year. The increase in expenditures between the periods resulted primarily from increases in salary and wage expenses as a result of hiring additional accounting, management and clerical employees, and increases in advertising and consulting expenses. General and administrative expenses during the first quarter of 1998 were also limited by lack of available funds.

     As restated, research and development ("R&D") expenses for the three ended March 31, 1999 were $670,079 compared with $153,757 for the comparable periods from the prior year. The increase in expenditures between the periods resulted primarily from increases in R&D spending relating to the Supply Agreement. Specifically, the Company hired additional engineering personnel and software consultants in preparation for the beginning of production under the Delphi agreement. Research and development expenses were also limited in the first quarter of 1998 by lack of available funds

     Net interest and other income was $11,845 and $686 for the three months ended March 31, 1999, respectively. The net interest and other income relates mainly to interest earned on funds on deposit.

Liquidity and Capital Resources

     To date, the Company has financed its operations principally through private placements of debt and equity securities and product sales. As restated, the Company generated $7,415,903 in net proceeds through financing activities from inception through March 31, 1999. The Company used net cash in operating activities of $298,027 during the three months ended March 31, 1999. As of March 31, 1999, the Company's liabilities totaled $883,732. The Company had working capital as of March 31, 1999 of $566,993.

     The Company has committed to spend $233,010 in lease payments for its physical facilities during the remainder of 1999 and $309,480, $299,550, $249,900 and $249,900 in physical facilities lease payments for the years 2000
through 2003, respectively.   The Company's working capital and other capital
requirements for the foreseeable future will vary based upon a number of factors, including the costs to expand facilities, complete development and bring the certain product utilizing the Technology to commercial viability and the level of sales of and marketing for the Company's products. With the award of the Supply Agreement and subsequent increase in the projected manufacturing output under the agreement, the Company has needed to materially increase spending for additional facilities, equipment and personnel. The Company will need to raise substantial additional funding to fully execute its business plan which includes completing two additional production lines to fulfill its anticipated manufacturing obligations under the Supply Agreement, as amended.

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

                     PART II - OTHER INFORMATION

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


Date:      April 24, 2000          FLEXPOINT, INC.


                                   By     /s/ Douglas M. Odom
                                      -------------------------------
                                          Douglas M. Odom
                                          President, Chief Executive Officer,
                                          Director

Date:      April 24, 2000          By     /s/ Thomas N. Strong
                                      --------------------------------
                                          Thomas N. Strong
                                          Chief Accounting Officer