Form 10QSB/A
period 1999-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2000-04-26
CIK 925660

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
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  UNAUDITED

                                                    June 30,     December 31,
                                                      1999          1998
                                              --------------- --------------
     ASSETS
Current Assets
   Cash                                        $      206,798  $     657,775
   Trade accounts receivable, net of
    allowance of $90,721                               50,728        298,586
   Royalties receivable                                     -        152,570
   Receivable from shareholder                              -      1,573,750
   Inventory                                          194,748         42,691
   Prepaid expense                                     46,670         50,915
                                               --------------- --------------

       Total Current Assets                           498,944      2,776,287
                                               --------------- --------------

Property and Equipment                              3,326,129      1,273,326
   Less accumulated depreciation                     (610,243)      (387,858)
                                               --------------- --------------

   Net Property and Equipment                       2,715,886        885,468
                                               --------------- --------------
Goodwill, Net of Accumulated Amortization of
 $89,851 and $77,871                                   29,950         41,931

Deposits                                               49,549        246,441

Patents, net of accumulated amortization of
 $52,218 and $45,018                                  116,234        101,331
                                               --------------- --------------

Total Assets                                   $    3,410,563  $   4,051,458
                                               =============== ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Trade accounts payable                      $      631,178  $     348,473
   Related party payable                                    -          1,234
   Accrued liabilities                                577,185        100,290
   Income taxes payable                                 8,314          8,314
   Notes payable, net of
    unamortized discount of $152,957                  157,043              -
                                               --------------- --------------

       Total Current Liabilities                    1,373,720        458,311
                                               --------------- --------------
Stockholders' Equity
   Preferred stock - $0.001 par value;1,000,000
    shares authorized; 4,500 shares designated
    Series A convertible preferred; $875 stated
    value per share; 536 Preferred shares
    issued and outstanding; liquidation
    preference $469,000                               460,738              -
   Common stock - $0.001 par value; 100,000,000
    shares authorized;17,159,554 and 16,990,296
    shares issued and outstanding                      17,160         16,990
   Additional paid in capital                      10,239,732      9,127,091
   Unearned Compensation                              (95,450)             -
   Deficit accumulated during the
    development stage                              (8,585,337)    (5,550,934)
                                               --------------- --------------

       Total Stockholders' Equity                   2,036,843      3,593,147
                                               --------------- --------------

Total Liabilities and Stockholders' Equity     $    3,410,563  $   4,051,458
                                               =============== ==============

  The accompanying notes are an integral part of these financial statements.
                                      2

            FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Company in the Development Stage)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               UNAUDITED

                                                                            For the
                                                                            Period
                                                                            January 5,
                                                                            1995
                                                                            (Date of
                                                                            Inception)
                           For the Three Months      For the Six Months     Through
                                Ended June 30,          Ended June 30,      June 30,
                             1999          1998       1999          1998    1999
                         ------------ ----------- ------------ ------------ ------------
Sales                    $   166,193  $  297,042  $   287,950  $   357,130  $   578,675
Cost of sales                 79,832     110,813       80,677      155,539    1,608,980
                         ------------ ----------- ------------ ------------ ------------

Gross profit                  86,361     186,229      207,273      201,591    1,969,695

General and administra-
 tive expense                959,677     475,713    1,633,740      770,841    5,576,778
Research and development     793,741     272,117    1,463,820      439,822    4,767,769
                         ------------ ----------- ------------ ------------ ------------

Loss from operations      (1,667,057)   (561,601)  (2,890,287)  (1,009,072)  (8,374,852)

Interest expense              (4,351)          -       (4,351)         (40)     (75,552)

Interest expense of debt
 discount                    (22,943)          -      (22,943)           -      (22,943)

Interest income                4,798      13,663       16,643       13,663       52,254

Other income/expense            (152)        (60)         535       (3,517)     (30,244)
                         ------------ ----------- ------------ ------------ ------------

Net Loss                  (1,689,705)   (547,998)  (2,900,403)    (998,966)  (8,451,337)

Preferred dividend          (134,000)          -     (134,000)           -     (134,000)
                         ------------ ----------- ------------ ------------ ------------
Loss applicable to
 common shareholders     $(1,823,705) $ (547,988) $(3,034,403) $  (998,966) $(8,585,337)
                         ============ =========== ============ ============ ============
Basic and Diluted Loss
 Per Common Share        $     (0.11) $    (0.06) $     (0.18) $     (0.08) $     (0.74)
                         ============ =========== ============ ============ ============
Weighted average number
 of common shares used in
 per share calculation    17,153,510   9,860,279   17,205,718   12,479,064   11,668,375
                         ============ =========== ============ ============ ============

The accompanying notes are an integral part of these financial statements.
                                   3

            FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Company in the Development Stage)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               UNAUDITED

                                                                         For the Period
                                                                         January 5, 1995
                                                                         (Date of
                                                                         Inception)
                                               For the Six Months        Through
                                                   Ended June 30,        June 30,
                                               1999              1998    1999
                                           -------------- -------------- --------------
Cash Flows From Operating Activities
  Net loss                                 $  (2,900,403) $    (998,966) $  (8,451,337)
  Adjustments to reconcile net loss to
   net cash used by operating activities               -              -        (21,225)
  Gain on Sale of available-for-sale
   securities                                          -              -              -
  Loss on sale of assets                               -              -          9,227
  Depreciation and amortization                  241,566         69,315        764,649
  Amortization of unearned compensation           72,675         45,375        118,050
  Amortization of debt discount                   22,943              -         22,943
  Stock issued for services                            -              -        222,727
  Allowance for doubtful accounts                      -              -        242,288
  Write-off of related party receivable                -              -              -
  Changes in operating assets and liabilities:
    Accounts receivable                          400,428        (38,559)      (156,975)
    Inventory                                   (152,057)      (353,489)      (194,748)
    Accounts payable                             282,705        (44,945)       452,364
    Accrued liabilities                          476,895       (403,868)       508,201
    Deferred revenue                                   -       (100,000)        (6,163)
    Other assets                                 (16,630)        30,490       (298,855)
                                           -------------- -------------- --------------
     Net Cash Used By
      Operating Activities                    (1,571,878)    (1,794,647)    (6,788,854)
                                           -------------- -------------- --------------
Cash Flows From Investing Activities
  Payments to Flexpoint prior to acquisition           -              -       (268,413)
  Cash paid to acquire Tamco                           -              -        (25,000)
  Proceeds from the sale of available-for-
   sale securities                                     -        153,497        455,082
  Net cash received from Nanotech
    acquisition                                        -      1,492,906      1,492,907
  Payments received from related parties               -          3,128         34,661
  Collection of receivables from escrow agent          -              -         64,825
  Payments for the purchase of property
   and equipment                              (1,835,036)      (268,242)    (2,835,833)
  Proceeds received from sale of property
   and equipment                                       -              -         22,682
  Investment in patents                          (22,103)       (18,459)      (132,429)
                                           -------------- -------------- --------------

     Net Cash Used By Investing Activities    (1,857,139)     1,362,830     (1,191,518)
                                           -------------- -------------- --------------
Cash Flows From Financing Activities
  Proceeds from the issuance of preferred
   stock                                         460,738              -        460,738
  Proceeds from the issuance of common
   stock                                         634,786          8,000      4,725,450
  Cash payments to officers to repurchase
   stock                                               -              -        (50,000)
  Cash paid for offering costs                         -              -       (123,020)
  Proceeds from borrowings                       310,000              -        613,960
  Principal payments of long-term debt                 -       (310,118)      (398,751)
  Borrowings from Nanotech prior to
   acquisition                                         -      1,000,000      1,000,000
  Proceeds from stock subscription
   receivable                                  1,573,750        390,000      1,963,750
  Proceeds from related party notes                    -              -         60,208
  Principal payments of related party
   notes                                          (1,234)             -        (65,165)
                                           -------------- -------------- --------------
     Net Cash Provided By Financing
      Activities                               2,978,040      1,087,882      8,187,170
                                           -------------- -------------- --------------

Net Change In Cash                              (450,977)       656,065        206,798

Cash at Beginning of Period                      657,775        106,494              -
                                           -------------- -------------- --------------

Cash at End of Period                      $     206,798  $     762,559  $     206,798
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

Restatement - As further discussed in Note 6, the accompanying condensed consolidated financial statements have been restated to correctly reflect compensation resulting from grants of stock options, to allocate a portion of the proceeds from the issuing notes payable with warrants, to the warrants, to amortized the preferred stock discount as preferred dividends and to correct timing of depreciation on property and equipment. These restated condensed consolidated financial statements should be read in conjunction with the
annual financial statements included in Form 10   KSB as of December 31, 1999.

Nature of Operations -The Company is a development stage enterprise engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. Flexpoint, Inc. entered into a Purchase and Supply Agreement (the "Supply Agreement") with Delphi Automotive Systems ("Delphi") in June 1998. Under the terms of the Supply Agreement, the Company will supply its proprietary sensor mats to Delphi for integration into a weight based suppression system as a critical part of a smart air bag system. The Supply Agreement provides that such sensor mats will be exclusively supplied to General Motors, through Delphi, by the Company through 2002. The Company is looking to the Supply Agreement to provide the bulk of its revenues in the immediate future. . The information regarding the Supply Agreement is forward looking information. Such forward looking information is subject to many risks and uncertainties, including the fact that Delphi is not obligated under the terms of the Supply Agreement to purchase any minimum number of sensor mats and there can be no assurance that the Supply Agreement will result in any material amount of sales.

Organization and Principles of Consolidation - Sensitron, Inc. ("Sensitron") was incorporated under the laws of the State of Utah on January 5, 1995. During 1995, Sensitron acquired Flexpoint, Inc. and Technology and Manufacturing Company, Inc., Utah corporations On April 11, 1998, Sensitron was reorganized into a wholly-owned subsidiary of Nanotech Corporation, a publicly-held Delaware Corporation, and changed its name to Micropoint, Inc. At the annual stockholders' meeting held on June 16, 1999, its stockholders authorized Micropoint, Inc. to change its name to Flexpoint Sensor Systems, Inc.

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

Nature of Operations -The Company is a development stage enterprise engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. Flexpoint, Inc. entered into a Purchase and Supply Agreement (the "Supply Agreement") with Delphi Automotive Systems ("Delphi") in June 1998. Under the terms of the Supply Agreement, the Company will supply its proprietary sensor mats to Delphi for integration into a weight based suppression system as a critical part of a smart air bag system. The Supply Agreement provides that such sensor mats will be exclusively supplied to General Motors, through Delphi, by the Company through 2002. The Company is looking to the Supply Agreement to provide the bulk of its revenues in the immediate future. The information regarding the Supply Agreement is forward looking information. Such forward looking information is subject to many risks and uncertainties, including the fact that Delphi is not obligated under the terms of the Supply Agreement to purchase any minimum number of sensor mats and there can be no assurance that the Supply Agreement will result in any material amount of sales.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Interim Financial Statements - The accompanying condensed consolidated balance sheets and statements of operations and cash flows are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements have been condensed and do not contain all of the disclosure required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the annual financial statements included in the annual reports on Form 10-KSB, dated December 31, 1998 and 1999. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results which occurred for the entire year.

Business Condition - The accompanying financial statements contemplate continuation of the Company as a going concern. However, the Company has suffered losses from operations and has had negative cash flows from operating activities, which conditions raise substantial doubt about the Company's ability to continue as a going concern. With the award of the Supply Agreement and subsequent increase in the projected manufacturing output under the agreement, the Company has needed to materially increase spending for additional facilities, equipment and personnel The Company will need to raise substantial additional capital to fulfill its anticipated obligations under the Supply Agreement, as amended.

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

NOTE 2 - PROPERTY AND EQUIPMENT

At June 30, 1999 property and equipment consisted of the following:

Furniture and fixtures                     $          92,838
Machinery and equipment                            1,671,284
Office equipment                                     219,685
Software                                              33,354
Leasehold improvements                             1,308,968
                                           ------------------

          Total                            $       3,326,129
                                           ==================

Of the $1,308,968 of leasehold improvements, $906,502 is for the infrastructure required by the Supply Agreement. Depreciation expense for the six months ended June 30, 1999 and 1998 was $222,384 and $32,068 respectively.

NOTE 3 - NOTES PAYABLE

On June 18, 1999, the Company borrowed $310,000 from a non-affiliated accredited lender to provide the Company necessary funding. Of said amount, $200,000 bears interest at 20% per annum, payable monthly. The principal is payable in two equal installments of $100,000 on September 18, 1999 and December 18, 1999. The remaining principal amount of $110,000 bore interest at 10% per annum and was payable and was to be repaid on July 15, 1999 but was extended. These notes are unsecured and included in total current liabilities. As part of the consideration for these notes, the Company granted to said lender warrants to acquire 75,000 shares of the Company's common stock. Said warrants are exercisable at approximately $3.44 per share for a period expiring in June 2004. The proceeds of the notes were allocated between the fair value of the warrants and to the note payable based upon their relative fair values. This resulted in a discount on the notes of $175,900 which was credited to additional paid-in capital. The discount is being amortized over the maturity of the notes. During the three months ended June 30, 1999, $22,943 of the discount was amortized to interest expense.

NOTE 4 -PREFERRED STOCK

During the three months ended June 30, 1999, the Company offered and sold to accredited investors in a private placement 536 Units (defined below) for gross proceeds of $469,000, with related offering costs of $8,263. Each Unit consisted of one share of Series A Convertible Preferred Stock (the "Preferred Stock") and Series A Warrants to purchase 250 shares of the Company's common stock. The Preferred Stock is convertible, at the option of the holder, at any time into common stock at the conversion rate of 250 shares of common stock for one share of Preferred Stock. The Series A Warrants are exercisable at $4.00 per share through January 1, 2001. Each Unit was sold for $875. The proceeds were allocated on the dates received to (a) the Series A Warrants to purchase common stock based upon their fair value in the amount of $134,000 and (b) $326,738 was allocated to the convertible preferred stock. The resulting discount on the preferred stock of $134,000 was immediately amortized as a preferred stock dividend on the dates the convertible preferred stock was issued. The convertible preferred stock is convertible into 134,000 shares of common stock through January 1, 2001.

NOTE 5 - NONCASH COMPENSATION

The Company measures compensation under the stock-based options granted to employees using the intrinsic value method prescribed by Accounting Principals Option 25, Accounting for Stock Issued to Employees and related interpretations. The Company determines compensation cost under options granted to non employees based upon the fair valueof the options granted consistent with Statement of Financial Accounting Standards No 123, Accounting for Stock-Based Compensation.

During the six months ending June 30, 1999, the Company granted options to acquire 176,000 shares of common stock to employees, which are exercisable form $.75 to $4.00 per share. The intrinsic value of these options was $168,125 and is being recognized as compensation over the period the options vest. Amortization of the unearned compensation of $21,136 and $72,675 was recognized during the three and six months ended June 30, 1999, respectively.

NOTE 6 - RESTATEMENT

During the three months and six months ending June 30, 1999, the Company recognized additional compensation to employees in the amount of $21,136 and 72,675, respectively, associated with the grant of stock options at an exercise price equal to the price of restricted common stock being sold by the Company in a Private Placement which was below the current market price. As referenced in Note 3, during the three months ended June 30, 1999, the Company borrowed $310,000 and issued warrants as additional compensation in relation thereto. With the issuance of the warrants the Company recognized a discount on the notes of $175,900 that was credited to additional paid-in capital. The discount is being amortized over the maturity of the notes. During the three months ended June 30, 1999, $22,136 of the discount was amortized to interest expense. In reference to the Preferred Stock discussed in Note 4, the Company recognized a discount on preferred stock of $134,000 that was immediately amortized as a preferred stock dividend. The discounts on notes and the additional compensation were not recorded on the financial statements included in the Company's original filing.

NOTE 7 - SUBSEQUENT EVENTS

On July 30, 1999, the Company borrowed $200,000 from a non-affiliated lender. The note bears interest at 14% per annum. The note was repaid in August 1999 and all interest payable thereunder was forgiven. As part of the consideration for the note, the Company granted to said lender warrants to acquire 160,000 shares of the Company's common stock. Said warrants are exercisable at $3.15 per share for a period expiring in July 2004. Debt discount totaling $200,000 will be recognized and amortized over the maturity of the note.

On August 11, 1999, the Company borrowed $1,000,000 from a non-affiliated lender. The note bears interest at 14% per annum. The interest was prepaid in full at funding and the principal is due and payable on February 10, 2000. The note is secured by Company equipment. As part of the consideration for the note, the Company granted to said lender warrants to acquire 500,000 shares of the Company's common stock. Said warrants are exercisable at $2.15 per share for a period expiring in July 2004. Debt discount of $890,000 will be recognized and amortized over the maturity of the note.

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

Overview

     The Company is a development stage company and, since inception, has incurred losses from operations. As restated, as of June 30, 1999, the Company had cumulative net losses totaling $8,451,377. The Company is primarily engaged in the sensor business and is currently marketing proprietary patented sensor technology know as the Bend Sensor TM technology (the "Technology"). Sensing devices can be used to measure or sense changes in deflection and are typically used to trigger an electronic device when the sensor is activated. The worldwide market for sensing devices has grown significantly as a result of better technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. Management believes this worldwide market growth will continue.

Restatement

     During the three months and six months ending June 30, 1999, the Company recognized additional compensation to employees in the amount of $21,136 and 72,675, respectively, associated with the grant of stock options at an exercise price equal to the price of restricted common stock being sold by the Company in a Private Placement which was below the current market price. As referenced in Note 3 to the accompanying financial statements, during the three months ending June 30, 1999, the Company borrowed $310,000 and issued warrants as additional compensation in relation thereto. With the issuance of the warrants the Company recognized a discount on the notes of $175,900 that was credited to additional paid-in capital. The discount is being amortized over the maturity of the notes. During the three months ended June 30, 1999, $22,136 of the discount was amortized to interest expense. In reference to the Preferred Stock discussed in Note 4 to the accompanying financial statements, the Company recognized a discount on preferred stock of $134,000 that was immediately amortized as a preferred stock dividend. The discount on notes and the additional compensation were not recorded on the financial statements included in the Company's original filing.

Financial Position

As restated, the Company had $206,798 in cash as of June 30, 1999. This represented a decrease of $450,977 from December 31, 1998. Working capital deficiency as of June 30, 1999 was $(874,776) as compared to working capital of $2,317,976 at December 31, 1998. The decrease is largely due to the acquisition of $799,747 in new equipment, investment of $958,838 in leasehold improvements, payment of $851,000 in fees and expenses to outside consultants for software development relating to the Company's sensor mats for use in the smart air bag system (discussed below) and purchase of $76,451 in office equipment.

Three and Six Months Ended June 30, 1999 and 1998

     As restated, during the three and six months ended June 30, 1999, the Company had sales of $166,193 and $287,950, respectively, comprised almost entirely of development fees; compared with sales of $297,042 and $357,130 for the comparable periods from the prior year, comprised primarily of product sales and engineering fees.

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

     Substantially all of the Company's revenues during the three and six months ended June 30, 1998 were generated under a license agreement (the "License Agreement") whereby the Company granted to Ohio Art the exclusive worldwide right to sell products incorporating the Technology in the toy, traditional games and video game markets. The License Agreement provided for certain up front fees and minimum royalties in order for Ohio Art to maintain such exclusive rights. Certain toy customers of the Company have indicated that they will be getting out of the plush toy business and/or will not be manufacturing products using sophisticated sensor systems. In July 1999, the Company received orders that are expected to result in $136,000 in revenues under the License Agreement. These orders resulted in total revenues of over $185,000. Ohio Art has not committed to manufacture or sell any other licensed products during 1999 or thereafter. The toy industry is cyclical and the Company expects that the bulk of annual royalty revenues will be greater in the second and third quarters of any given year. As a result, the Company believes that the revenues under the License Agreement during 1999 will be substantially less than in 1998. There can be no assurance as to what level of sales, if any, the Company will secure under the License Agreement in future years.

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

     As restated, general and administrative expenses for the three and six months ended June 30, 1999 were $959,677 and $1,633,740, respectively, compared with $475,713 and $770,841 for the comparable periods from the prior year. Included in the six month total is $72,675 associated with non cash compensation related to the grant of stock to employees at less than market price. The increase in expenditures between the periods resulted primarily from increases in salary and wage expenses as a result of hiring additional manufacturing employees, increases in advertising, depreciation expenses relating to leasehold improvements & equipment at the Company's new manufacturing facility and consulting expenses relating to the Supply Agreement. The Company does not expect that general and administrative expenses will be reduced below current levels without reducing the number of employees. Such reductions may have a material adverse effect on the Supply Agreement and the commercialization of the Company's other products. Although Management has liquidity concerns, management does not intend to reduce general and administrative costs.

     As restated, research and development ("R&D") expenses for the three and six months ended June 30, 1999 were $793,741 and $1,463,820, respectively, compared with $272,117 and $439,822 for the comparable periods from the prior year. The increase in expenditures between the periods resulted primarily from increases in R&D spending relating to the Supply Agreement. Specifically, $851,000 of R&D expenses during 1999 related to consulting expenses for the development of the software associated with the Supply Agreement. The Company expects that during 1999 most of such software development will be completed. As a result, the Company expects software consulting expenses relating to the Supply Agreement will be significantly reduced in once Delphi proves out the software associated with the sensor mat. The Company is, however, looking to expand into additional markets and R&D efforts associated therewith, including related software development expenditures, may be substantial. As a result, the Company does not expect that R&D will be reduced below current levels unless a lack of funding requires the Company to make such reductions. Reductions in R&D expenditures would comprise primarily reductions in R&D staff. Such staff reductions could have a material adverse effect on product development and on the Company. Although Management has liquidity concerns, management does not intend to reduce R&D efforts.

     As restated, net interest and other income for the three and six months ended June 30, 1999 was $(22,648) and $(10,116), respectively, compared with $13,603 and $10,106 for the comparable periods for the prior year. Included in the six and three month totals is a charge of $22,943 in interest expense due to the amortization of the debt discount associated with the issuance of warrants as part of the consideration for the debt. Interest income for the three and six months ended June 30, 1999 was $4,798 and $16,643, respectively. Interest income is earned on funds on deposit with local financial institutions.

Liquidity and Capital Resources

     To date, the Company has financed its operations principally through private placements of debt, equity securities and sales. The Company generated $8,187,170 in net proceeds through financing activities from inception through June 30, 1999. The Company used net cash in operating activities of $1,571,878 during the six months ended June 30, 1999. As of June 30, 1999, the Company's liabilities totaled $1,373,720, net of debt discount of $152,957. The Company had working capital deficiency as of June 30, 1999 of $(874,776).

     The Company has committed to spend $233,010 in lease payment for its physical facilities during the remainder of 1999 and $309,480, $299,550, $249,900 and $249,900 in physical facilities lease payments for the years 2000 through 2003, respectively. In connection therewith, the Company contracted for certain improvements to its physical facilities. The Company believes that approximately $417,000 is owed for the improvements and the contractor is claiming approximately $487,000 is owing. The Company also has short term loan obligations in the principal amounts of $100,000, $100,000, and $110,000 that are due in July 1999, September 1999, and December 1999, respectively.

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

3(i).2 Amended Certificate of Incorporation of Flexpoint Sensor Systems, Inc. (Incorporated by reference to Exhibit 3(i).2 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 1999).

3(i).3 Certificate of Designation of Series A Convertible Preferred Stock of Flexpoint Sensor Systems, Inc. (Incorporated by reference to Exhibit 3(i).3 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 1999).

3(i).4 Articles of Incorporation of Sensitron, Inc. (Incorporated by referenced to Exhibit 3(i).3 of the Company's Annual Report on Form' 10-KSB, dated March 31, 1998).

3(i).5 Articles of Incorporation of Flexpoint, Inc. (Incorporated by referenced to Exhibit 3(i).4 of the Company's Annual Report on Form' 10-KSB, dated March 31, 1998).

3(i).6 Articles of Incorporation of Technology and Machine Company, Inc. (Incorporated by referenced to Exhibit 3(i).5 of the Company's Annual' Report on Form 10-KSB, dated March 31, 1998).

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



Date:      April 24, 2000               FLEXPOINT, INC.


                                        By  /s/ Douglas M. Odom
                                          ---------------------------
                                            Douglas M. Odom
                                            President, Chief Executive
                                    Officer, Director


Date:      April 24, 2000               By /s/ Thomas N. Strong
                                          ---------------------------
                                            Thomas N. Strong
                                            Chief Accounting Officer