Form 10QSB/A
period 1999-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2000-04-26
CIK 925660

FORM 10-QSB/A
                              (Amendment No. 2)
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

                             [ X ] Yes    [   ]No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 1999: 17,854,391

                        PART I   FINANCIAL INFORMATION

Item 1. Financial Statements.

               FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  UNAUDITED

                                                 September 30,   December 31,
                                                      1999         1998
                                                --------------- --------------
    ASSETS
Current Assets
  Cash                                          $       15,366  $     657,775
  Trade accounts receivable, net of allowance
   of $41,606 and $90,721                              210,287        298,586
  Royalties receivable                                       -        152,570
  Receivable from shareholder                                -      1,573,750
  Inventory                                            155,965         42,691
  Prepaid expense                                       45,702         50,915
                                                --------------- --------------

     Total Current Assets                              427,320      2,776,287
                                                --------------- --------------
Property and Equipment                               3,389,313      1,273,326
  Less accumulated depreciation                       (726,809)      (387,858)
                                                --------------- --------------

  Net Property and Equipment                         2,662,504        885,468
                                                --------------- --------------
Goodwill, Net of Accumulated Amortization of
 $95,842 and $77,871                                    23,960         41,931

Deposits                                                49,549        246,441

Patents, net of accumulated amortization of
 $55,818 and $45,018                                   127,711        101,331
                                                --------------- --------------

Total Assets                                    $    3,291,044  $   4,051,458
                                                =============== ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                        $      723,368  $     348,473
  Related party payable                                      -          1,234
  Accrued liabilities                                  312,427        100,290
  Income taxes payable                                   8,314          8,314
  Notes payable, net of unamortized discount
   of $776,699                                         433,301              -
                                                --------------- --------------

     Total Current Liabilities                       1,477,410        458,311
                                                --------------- --------------
Stockholders' Equity
  Preferred stock -$0.001 par value; 1,000,000
   shares authorized; 4,500 shares designated
   Series A convertible Preferred; 875 stated
   value per share: 2,438 shares issued and
   outstanding; liquidation preference
   $2,427,250                                        2,419,175              -
  Common stock - $0.001 par value; 100,000,000
   shares authorized; 17,755,291 and 16,990,296
   shares issued and outstanding                        17,755         16,990
  Additional paid in capital                        11,087,815      9,127,091
  Unearned Compensation                               (175,961)             -
  Deficit accumulated during the
   development stage                               (11,535,150)    (5,550,934)
                                                --------------- --------------

     Total Stockholders' Equity                      1,813,634      3,593,147
                                                --------------- --------------

Total Liabilities and Stockholders' Equity      $    3,291,044  $   4,051,458
                                                =============== ==============

  The accompanying notes are an integral part of these financial statements.

            FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Company in the Development Stage)
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                UNAUDITED

                                                                            For the
                                                                            Period
                                                                            January 5,
                                                                            1995
                                                                            (Date of
                                                                            Inception)
                           For the Three Months    For the Nine Months      Through
                                Ended Sept. 30,        Ended Sept.30,       Sept. 30,
                             1999          1998       1999          1998    1999
                         ------------ ----------- ------------ ------------ ------------
Sales                    $   345,648  $  957,378  $   633,598  $ 1,314,509  $  3,924,323
Cost of sales                153,045     453,087      233,722      608,625     1,762,025
                         ------------ ----------- ------------ ------------ ------------

Gross profit                 192,603     504,291      399,876      705,884     2,162,298

General and administra-
 tive expense              1,192,096     350,253    2,825,355    1,133,699     6,768,393
Research and development     905,358     324,887    2,369,178      764,709     5,673,127
                         ------------ ----------- ------------ ------------ ------------

Loss from operations      (1,904,851)   (170,849)  (4,794,657)  (1,192,524)  (10,279,222)

Interest expense             (72,267)          -      (76,618)         (40)     (147,819)

Interest expense of
 debt discount              (466,308)          -     (489,251)           -      (489,251)

Interest income                3,898       5,441       20,542       22,028        56,153

Other income/expense          48,783         583       49,319       (2,006)       18,540
                         ------------ ----------- ------------ ------------ ------------

Net Loss                  (2,390,745)   (164,825)  (5,290,665)  (1,172,542)  (10,841,599)

Preferred dividends         (559,551)          -     (693,551)           -      (693,551)
                         ------------ ----------- ------------ ------------ ------------
Loss applicable to
 common shareholders     $(2,950,296) $ (164,825) $(5,984,216) $(1,172,542) $(11,535,150)
                         ============ =========== ============ ============ ============
Basic and Diluted Loss
 Per Common Share        $     (0.17) $    (0.01) $     (0.35) $     (0.09) $      (0.96)
                         ============ =========== ============ ============ ============
Weighted average number
 of common shares used in
 per share calculation    17,194,020   15,860,279  17,201,774   13,618,521    11,962,394
                         ============ =========== ============ ============ ============

The accompanying notes are an integral part of these financial statements.
                                    3

             FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Company in the Development Stage)
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                UNAUDITED


                                                                         For the Period
                                                                         January 5, 1995
                                                                         (Date of
                                                                         Inception)
                                               For the Nine Months       Through
                                                   Ended Sept. 30,       Sept 30,
                                               1999              1998    1999
                                           -------------- -------------- ---------------
Cash Flows From Operating Activities
  Net loss                                 $  (5,290,665) $  (1,172,542) $  (10,841,599)
  Adjustments to reconcile net loss to
   net cash used by operating activities               -              -         (21,225)
  Gain on Sale of available-for-sale
   securities                                          -              -               -
  Loss on sale of assets                               -              -           9,227
  Depreciation and amortization                  367,722        103,941         890,805
  Amortization of unearned compensation          378,864         45,375         424,239
  Interest for warrants                          489,201              -         489,201
  Stock issued for services                            -              -         222,727
  Allowance for doubtful accounts                (49,115)             -         193,173
  Write-off of related party receivable                -              -               -
  Exercise of warrants in exchange for
   services                                       22,523              -          22,523
  Changes in operating assets and
   liabilities:
     Accounts receivable                         289,984       (339,783)       (267,419)
     Inventory                                  (113,274)      (182,895)       (155,965)
     Accounts payable                            374,895       (295,006)        544,554
     Accrued liabilities                         212,137       (316,134)        243,443
     Deferred revenue                                  -       (200,000)         (6,163)
     Other assets                                (15,662)       (50,685)       (297,887)
                                           -------------- -------------- ---------------

      Net Cash Used By Operating Activities   (3,333,390)    (2,453,104)     (8,550,366)
                                           -------------- -------------- ---------------
Cash Flows From Investing Activities
  Payments to Flexpoint prior to
    acquisition                                        -              -        (268,413)
  Cash paid to acquire Tamco                           -              -         (25,000)
  Proceeds from the sale of available-for-
    sale securities                                    -        434,568         455,082
  Net cash received from Nanotech
   acquisition                                         -      1,492,906       1,492,907
  Payments received from related parties               -         33,427          34,661
  Collection of receivables from
   escrow agent                                        -         64,825          64,825
  Payments for the purchase of property
   and equipment                              (1,898,220)      (388,366)     (2,899,017)
  Proceeds received from sale of property
   and equipment                                       -              -          22,682
  Investment in patents                          (37,180)       (31,256)       (147,506)
                                           -------------- -------------- ---------------

      Net Cash Used By Investing Activities   (1,935,400)     1,606,104      (1,269,779)
                                           -------------- -------------- ---------------

Cash Flows From Financing Activities
  Proceeds from the issuance of preferred
   stock                                         460,738              -         460,738
  Proceeds from the issuance of common
   stock                                       1,403,390              -       5,494,054
  Cash payments to officers to repurchase
   stock                                               -              -         (50,000)
  Cash paid for offering costs                   (20,263)             -        (143,283)
  Proceeds from borrowings                     1,510,000              -       1,813,960
  Borrowings from Nanotech prior to
    acquisition                                        -      1,000,000       1,000,000
  Principal payments of long-term debt          (300,000)      (295,336)       (698,751)
  Proceeds from stock subscription
   receivable                                  1,573,750        390,000       1,963,750
  Proceeds from related party notes                    -              -          60,208
  Principal payments of related party notes       (1,234)             -         (65,165)
                                           -------------- -------------- ---------------
      Net Cash Provided By Financing
       Activities                              4,626,381      1,094,664       9,835,511
                                           -------------- -------------- ---------------

Net Change In Cash                              (642,409)       247,664          15,366

Cash at Beginning of Period                      657,775        106,494               -
                                           -------------- -------------- ---------------

Cash at End of Period                      $      15,366  $     354,158  $       15,366
                                           ============== ============== ===============


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

Restatement - As further discussed in Note 5, the accompanying condensed consolidated financial statements have been restated to correctly reflect compensation resulting from the grant of stock options, to allocate a portion of the proceeds from issuing of notes payable with warrants, to the warrants, to amortize the preferred stock discount as preferred dividends and to correct timing of depreciation of property and equipment. These restated condensed consolidated financial statements should be read in conjunction with the annual financial statements included in Form 10-KSB as of December 31, 1999.

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

Interim Financial Statements - The accompanying condensed consolidated balance sheets, statements of operations and cash flows are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements have been condensed and do not contain all of the disclosure required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the annual financial statements included in the annual reports on Form 10-KSB, dated December 31, 1998 and 1999. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results which occurred for the entire year.

Business Condition -The accompanying financial statements contemplate continuation of the Company as a going concern. However, the Company has suffered losses from operations and has had negative cash flows from operating activities which conditions raise substantial doubt about the Company's ability to continue as a going concern. With the award of the Supply Agreement and subsequent increase in the projected manufacturing output under the agreement, the Company has needed to materially increase spending for additional facilities, equipment and personnel. The Company will need to raise a significant amount of additional capital to fulfill its obligations under the Supply Agreement.

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

NOTE 2 - STOCKHOLDER'S EQUITY

Preferred Stock During the year ended December 31, 1999, 4,500 shares of preferred stock were designated as Series A convertible preferred stock with a stated value of $875. The preferred stock will rank, with respect to rights on liquidation, senior to all classes of common stock and each other class of capital stock or series of preferred stock established after the date designated by the Board of Directors. The preferred stock has no stated dividend rate and no dividends will be payable thereon unless declared by the Board of Directors. Each share of preferred stock outstanding is entitled to 250 votes. The preferred shares are entitled to a preference in liquidation over the common shares equal to $875 per preferred share.

Shares of preferred stock may be convertible at any time, in whole or in part, at the option of the holder thereof into common stock at a conversion price of $3.50 per share. The outstanding shares of preferred stock will automatically be converted into common stock if the closing bid price for the common stock for 15 successive trading days is equal to or greater than $12.00 per share.

Series A convertible preferred stock and Series A warrants to purchase 250 shares of common stock were issued as a unit in an offering from May through July 1999. In addition to units sold, shareholders who purchased common stock under the Company's prior private offering were given the option of converting the shares of common stock purchased into units of the new offering. The offering resulted in the issuance of 536 shares of convertible preferred stock and Series A warrants to purchase 134,000 shares of common stock at $4.00 per share. The conversion resulted in the cancellation of 489,523 shares of common stock and the issuance 2,238 shares of convertible preferred stock and Series A warrants to purchase 559,551 of common stock at $4.00 per share. The gross proceeds from the offering before $8,263 offering costs were $469,000. These proceeds and the conversion of the common shares were allocated on the dates received to the Series A warrants to purchase common stock based upon their fair value in the amount of $693,551 and $1,725,624 was allocated to the convertible preferred stock. The resulting discount on the preferred stock of $693,551 was immediately amortized as a preferred stock dividend on the dates the convertible preferred stock was issued. The convertible preferred stock is convertible into 693,551 shares of common stock through January 1, 2001.

As the result of a subsequent offering of common stock 336 shares of Series A convertible preferred stock were cancelled and converted into common stock.

Common Stock - Units consisting of 10,000 shares of common stock and Series B warrants to purchase 10,000 shares of common stock were issued as a unit in an offering from July through October 1999. During the quarter ended September 30, 1999, the offering resulted in the issuance of 220,000 shares of common stock and Series B Warrants to purchase 220,000 shares of common stock at $3.50 per share. The gross proceeds during the quarter from the offering before $12,000 offering costs were $440,000.

During the quarter ended September 30, 1999, warrants and options to purchase 865,260 shares of common stock were exercised at prices ranging from $0.16 to $0.47 per share.

NOTE 3 - NOTES PAYABLE

On June 18, 1999, the Company borrowed $200,000 from a non-affiliated accredited lender to provide the Company necessary funding. The notes bear interest at 20% per annum. The principal is payable in two equal installments of $100,000 on September 18, 1999 and December 18, 1999. The principal amount of $100,000 and accrued interest were paid on September 18, 1999. As additional consideration the company issued Warrants to purchase 75,000 shares of common stock. The warrants are exercisable at approximately $3.44 per share through 2004. The proceeds of the notes were allocated between the fair value of the warrants and to the note payable based upon their relative fair values. This resulted in a discount on the notes of $175,900 which was credited to additional paid-in capital. The discount is being amortized over the maturity of the notes. During the three months ended September 30, 1999, $152,957 of the discount was amortized to interest expense.

On June 18, 1999, the Company borrowed $110,000 from a non-affiliated accredited lender. The note bares interest of 10%, payable monthly. On October 11, 1999 a principal payment of $50,000 was made.

On July 30, 1999 the Company borrowed $200,000 from a non-affiliated accredited lender. The note bore interest at 14%. The note was repaid in August 1999 and all interest payable thereunder was forgiven. As part of the consideration the Company issued Warrants to acquire 160,000 shares of common stock. The warrants are exercisable at approximately $3.15 per share through 2004. The proceeds of the notes were allocated between the fair value of the warrants and to the note payable based upon their relative fair values. This resulted in a discount on the note of $200,000 which was credited to additional paid-in capital. The discount was amortized over the maturity of the notes. During the three months ended September 30, 1999, $66,667 of the discount was amortized to interest expense.

On August 11, 1999 the Company borrowed $1,000,000 from a non-affiliated accredited lender. The note bears interest at 14% and is due and payable in February 2000. The note is secured by Company equipment. As part of the consideration the Company issued Warrants to acquire 500,000 shares of common stock. The warrants are exercisable at approximately $3.15 per share through 2004. The proceeds of the notes were allocated between the fair value of the warrants and to the note payable based upon their relative fair values. This resulted in a discount on the notes of $890,000 which was credited to additional paid-in capital. The discount is being amortized over the maturity of the notes. During the three months ended September 30, 1999, $246,685 of the discount was amortized to interest expense.

NOTE 4 - NONCASH COMPENSATION

The Company measures compensation under stock-based options granted to employees using the instrinsic value method prescribed by Accounting Principles Opinion 25, Accounting for Stock Issued to Employees and related interpretations. The Company determines compensation cost under options granted to non-employees based upon the fair value of the options granted consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

During the nine months ended September 30, 1999, the Company granted options to acquire 293,000 shares of common stock to employees, which are exercisable from $0.75 to $4.00 per share. The intrinsic value of these options was $369,925 and is being amortized as compensation over the period the options vest. Amortization of the unearned compensation of $121,189 and $193,864 was recognized during the three and nine months ended September 30, 1999, respectively.

NOTE 5 - RESTATEMENT

For the three and nine months ended September 30, 1999, the Company recognized additional compensation of $121,189 and $193,864, respectively. This compensation is the result of the grant of stock options at an exercise price equal to the price at which restricted common stock was sold by the Company in a Private Placement that was below market price. As a result of the issuance of warrants associated with the borrowing of funds as referenced in note 3, the Company recognized a total discount on the notes of $1,265,900 which was credited to additional paid-in capital. The discount is being amortized over the maturity of the notes. During the three months ended September 30, 1999, $466,308 of the discount was amortized to interest expense. During the three months ending September 30, 1999, the Company recognized $185,000 in additional compensation associated with the issuance of 100,000 warrants to an outside consultant. As of September 30, 1999 and as a result of the issuance of warrants with convertible preferred stock, the Company recognized a discount on preferred stock of $693,551,of which $134,000 was amortized as a preferred stock dividend during the three months ending June 30, 1999. The remaining $559,551 was amortized as a preferred stock dividend during the three months ended September 30, 1999. These transactions were not recorded on the financial statements included in the Company's original filing.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to September 30, 1999, the Company has raised $681,320 in equity capital from the sale to accredited investors, of common stock in a private placement and from the exercise of outstanding options and warrants.

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

Overview

     The Company is a development stage company and, since inception, has incurred losses from operations. As restated, as of September 30, 1999, the Company had cumulative net losses totaling $11,532,949 The Company is primarily engaged in the sensor business and is currently marketing proprietary patented sensor technology know as the Bend Sensor TM technology (the "Technology"). Sensing devices can be used to measure or sense changes in deflection and are typically used to trigger an electronic device when the sensor is activated. The worldwide market for sensing devices has grown significantly as a result of better technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. Management believes this worldwide market growth will continue.

Restatement

     For the three and nine months ended September 30, 1999, the Company recognized additional compensation of $121,189 and $193,864, respectively. This compensation is the result the grant of stock options at an exercise price equal to the price at which restricted common stock was sold by the Company in a Private Placement that was below market price. As a result of the issuance of warrants associated with the borrowing of funds as referenced in note 3 to the accompanying financial statements, the Company recognized a total discount on the notes of $1,265,900 which was credited to additional paid-in capital. The discount is being amortized over the maturity of the notes. During the three months ended September 30, 1999, $466,308 of the discount was amortized to interest expense. During the three months ending September 30, 1999, the Company recognized $185,000 in additional compensation associated with the issuance of 100,000 warrants to an outside consultant. As of September 30, 1999 and as a result of the issuance of warrants with convertible preferred stock, the Company recognized a discount on preferred stock of $693,551,of which $134,000 was amortized as a preferred stock dividend during the three months ending June 30, 1999. The remaining $559,551 was amortized as a preferred stock dividend during the three months ended September 30, 1999. These transactions were not recorded on the financial statements included in the Company's original filing.

Financial Position

     As restated, the Company had $15,366 in cash as of September 30, 1999. This represented a decrease of $642,409 from December 31, 1998. Working capital deficiency as of September 30, 1999 was $(1,050,090) as compared to working capital of $2,317,976 at December 31, 1998. The decrease is largely due to the acquisition of $2,115,987 in new equipment and leasehold improvements and payment of $1,382,865 in fees and expenses to outside consultants for software development relating to the Company's sensor mats for use in the smart air bag system (discussed below).

Three and Nine Months Ended September 30, 1999 and 1998

     As restated, during the three and nine months ended September 30, 1999, the Company had sales of $345,648 and $633,598, respectively, comprised almost entirely of development fees; compared with sales of $957,378 and $1,314,509 for the comparable periods from the prior year, comprised primarily of product sales and engineering fees.

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

      Approximately one-half of the Company's revenues during the three months ended September 30, 1999 were generated under a license agreement (the "License Agreement") whereby the Company granted to Ohio Art the exclusive worldwide right to sell products incorporating the Technology in the toy, traditional games and video game markets. The License Agreement provided for certain up front fees and minimum royalties in order for Ohio Art to maintain such exclusive rights. Certain toy customers of the Company have indicated that they will be getting out of the plush toy business and/or will not be manufacturing products using sophisticated sensor systems. During the three months ended September 30, 1999, the Company received orders for and shipped over 2,500,000 sensors generating $206,108 in revenues. Ohio Art has not committed to manufacture or sell any other licensed products during 1999 or thereafter. The toy industry is cyclical and the Company expects that the bulk of annual royalty revenues will be greater in the second and third quarters of any given year. As a result, the Company believes that the revenues under the License Agreement during 1999 will be substantially less than in 1998. There can be no assurance as to what level of sales, if any, the Company will secure under the License Agreement in future years.

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

     As restated, general and administrative expenses for the three and nine months ended September 30, 1999 were $1,192,096 and $2,825,355, respectively, compared with $350,253 and $1,133,699 for the comparable periods from the prior year. Included in the nine month total is $193,864 associated with non cash compensation related to the grant of stock to employees at less than market price and $185,000 expense associated with the issuance of warrants to a consultant as part of his compensation. Additional increases between the periods resulted primarily from increases in salary and wage expenses as a result of hiring additional manufacturing employees, increases in advertising, depreciation expenses relating to leasehold improvements & equipment at the Company's new manufacturing facility and consulting expenses relating to the Supply Agreement. The Company does not expect that general and administrative expenses will be reduced below current levels without reducing the number of employees. Such reductions may have a material adverse effect on the Supply Agreement and the commercialization of the Company's other products. Although Management has liquidity concerns, management does not intend to reduce general and administrative costs.

     As restated, research and development ("R&D") expenses for the three and nine months ended September 30, 1999 were $905,358 and $2,369,178, respectively, compared with $324,887 and $764,709 for the comparable periods from the prior year. The increase in expenditures between the periods resulted primarily from increases in R&D spending relating to the Supply Agreement. Specifically, $1,382,865 of R&D expenses during the nine months ended September 30, 1999 related to consulting expenses for the development of the software associated with the Supply Agreement. The Company expects that during 1999 most of such software development will be completed. As a result, the Company expects software consulting expenses relating to the Supply Agreement will be significantly reduced in once Delphi proves out the software associated with the sensor mat. The Company is, however, looking to expand into additional markets and R&D efforts associated therewith, including related software development expenditures, may be substantial. As a result, the Company does not expect that R&D will be reduced below current levels unless a lack of funding requires the Company to make such reductions. Reductions in R&D expenditures would comprise primarily reductions in R&D staff. Such staff reductions could have a material adverse effect on product development and on the Company. Although Management has liquidity concerns, management does not intend to reduce R&D efforts.

     Interest expense for the three and nine months ended September 30, 1999 were$72,267 and $76,618 respectively, compared to $0 and $40 for comparable periods in the prior year. The differences relate to the increase in outstanding debt during the periods. Interest income for the three and nine months ended September 30, 1999 was $3,898 and $20,542, respectively, compared to $5,441 and $22,028 for comparable periods from the prior year. The difference in interest income between periods relates to interest earned on funds on deposit.

     As restated, amortization of debt discount for the three and nine months ending September 30, 1999 was $466,308 and $489,251 respectively, compared to $0 for the prior year. The amortization of debt discount related to the Company's issuance of warrants as additional consideration with notes payable. Proceeds of the notes were allocated between the fair value of the warrants and the notes, resulting in a discount to the notes of $1,265,900. The discount is being amortized over the life of the notes, resulting in the recognition of additional interest expense. The Company will need to recognize additional amounts in future periods.

     As restated, preferred dividends for the three and nine months ended September 30, 1999 were $599,551 and $693,551 respectively, and none for the comparable periods for the prior year. The preferred dividends relate to the issuance of Series A Convertible Preferred Stock and Series A Warrants. Proceeds for the issuance were allocated to the preferred stock and the warrants based upon their relative fair values. The resulting preferred discount of $693,551 was amortized based upon the conversion rights given and recognized in the second and third quarters 1999.

Liquidity and Capital Resources

     To date, the Company has financed its operations principally through private placements of debt, equity securities and sales. The Company generated $9,835,481 in net proceeds through financing activities from inception through September 30, 1999. The Company used net cash in operating activities of $3,333,390 during the nine months ended September 30, 1999. As of September 30, 1999, the Company's liabilities totaled $1,477,410 including a discount of $776,699 on notes. The Company had working capital deficiency as of September 30, 1999 of $(1,050,090).

     The Company has committed to spend $82,530 in lease payment for its physical facilities during the remainder of 1999 and $322,890, $309,850, $249,900 and $249,900 in physical facilities lease payments for the years 2000 through 2003, respectively. In connection therewith, the Company contracted for certain improvements to its physical facilities. During the three months ended September 30, 1999 the Company paid $275,000 for the improvements made at the new facility leaving approximately $165,166 owing. The Company also has short term loan obligations in the principal amounts of $210,000 and $1,000,000 that are due in December 1999 and February 2000, respectively.

     The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to expand facilities, complete development and bring the certain product utilizing the Technology to commercial viability and the level of sales of and marketing for the Company's products. With the award of the Supply Agreement and subsequent increase in the projected manufacturing output under the agreement, the Company has needed to materially increase spending for additional facilities, equipment and personnel. The Company will need to raise substantial additional funding to fully execute its business plan which includes completing two additional production lines its anticipated manufacturing obligations under the Supply Agreement, as amended.

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

PART II   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)                         INDEX TO EXHIBITS


EXHIBIT NO.   DESCRIPTION OF EXHIBIT



2.1 Agreement and Plan of Reorganization (Schedules are omitted) (Incorporated by referenced to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated April 9, 1998.

3(i).1 Restated Certificate of Incorporation of Flexpoint Sensor Systems, Inc. (Incorporated by reference to Exhibit 3(i).1 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 1998.

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

Date:      April 24, 2000     FLEXPOINT, INC.

                              By     /s/ Douglas M. Odom
                                ---------------------------
                                         Douglas M. Odom
                                         President, Chief Executive Officer,
                                         Director

Date:      April 24, 2000     By    /s/ Thomas N. Strong
                                -------------------------------
                                        Thomas N. Strong
                                        Chief Accounting Officer