Form 10QSB
period 2000-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2000-05-12
CIK 925660

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                            ______________________

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                For the Quarterly Period Ended March 31, 2000

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

X Yes   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 8, 2000: 19,414,129

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

               FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                 March 31,       December 31,
                                                   2000              1999

                                              --------------    --------------

                                    ASSETS

Current Assets
  Cash                                        $     370,586     $    134,642
  Trade accounts receivable, net of
  allowance for doubtful accounts of
  $2,595 (unaudited) and $3,000                     129,333           36,656
Inventory                                           145,801          174,750
Prepaid expenses                                     68,891           29,323
Unamortized loan costs                              928,603               -
                                              --------------    --------------

Total Current Assets                              1,643,293          375,371
                                              --------------    --------------
Property and Equipment                            3,557,817        3,403,651
Less accumulated depreciation                      (965,994)        (847,172)
                                              --------------    --------------
Net Property and Equipment                        2,591,823        2,556,479
                                              --------------    --------------
Deposits                                             49,549           54,549
Patents, net of accumulated
 amortization of $63,260 (unaudited)
 and $59,418                                        117,591          119,921
Goodwill, net of accumulated
 amortization of $107,822 (unaudited )
 and $101                                            11,980           17,970
                                              --------------    --------------
Total Assets                                  $   4,414,236     $  3,124,290
                                              ==============    ==============



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Notes payable, net of unamortized
 discount of $336,079 (unaudited) and
 $112,826                                     $   2,929,539     $  1,047,174
Notes payable - related parties                       55,000              -
Capital lease obligation - current portion             5,907              -
Trade accounts payable                               710,331         956,206
Accrued liabilities                                  333,620         539,056
                                              --------------    --------------
Total Current Liabilities                          4,034,397       2,542,436
                                              --------------    --------------
Long-Term Liabilities
Capital lease obligation                              17,095              -
Note payable                                          96,396              -
                                              --------------    --------------
Total Long-Term Liabilities                          113,491              -
Stockholders' Equity
Preferred stock   $0.001 par value;
1,000,000 shares authorized;
  4,500 shares designated Series
  A Convertible Preferred; $875
  stated value per share; 1,695 (unaudited)
  and 2,438 shares issued and outstanding;
  liquidation preference   $ 1,483,125
  (unaudited)and $2,133,250                        1,475,175       2,125,175
Common stock   $0.001 par value; 100,000,000
 shares authorized; 19,228,415 (unaudited) and
 19,077,310 shares issued and outstanding             19,414          19,077
 Additional paid-in capital                       17,454,109      13,615,677
Deficit accumulated during the
 development stage                               (18,575,639)    (15,041,600)
Unearned compensation                               (106,711)       (136,475)
                                              --------------    --------------
Total Stockholders' Equity                           266,348         581,854
                                              --------------    --------------
Total Liabilities and Stockholders' Equity    $  4,414,236      $  3,124,290
                                              ===============   ==============


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.


               FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                            For the Period
                                                            January 5, 1995
                                                          (Date of Inception)
                                     March 31,                  Through
                              2000             1999         March 31, 2000
                         --------------   --------------    --------------

Sales                    $   148,206      $    121,757      $  4,212,164

Cost of goods sold            15,109               845         1,900,094
                         --------------   --------------    --------------

Gross Profit                 133,097           120,912         2,312,070

General and
 administrative
 expenses                    803,488           674,063         8,662,088
Research and
 development                 713,764           670,079         7,357,629
                         --------------    --------------   --------------

Loss From Operations      (1,384,155)       (1,223,230)      (13,707,647)

Interest expense             (81,066)                -          (346,496)
Interest from
 amortization of debt
 discount and loan
 costs                    (2,074,324)                -        (3,741,260)
Interest income                5,506            11,845            64,405
Other income
 (expense), net                    -               686          (151,090)
                         --------------   --------------   --------------

Net Loss                  (3,534,039)       (1,210,699)      (17,882,088)

Preferred dividends                -                -            693,551
                         --------------   --------------   --------------

Loss applicable to
 common shareholders     $(3,534,039)     $ (1,210,699)    $ (18,575,639)
                         ==============   ==============   ==============

Basic and diluted loss
 per common share        $      (0.18)    $      (0.07)    $      (1.47)
                         ==============   ==============   ==============

Weighted average number
 of common shares used
 in per share
 calculation               19,187,172       17,262,234       12,648,610
                         ==============   ==============   ==============


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.


               FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)



                                                                                 Deficit
                                                                               Accumulated
                                                                   Additional  During the
                            Preferred Stock       Common Stock      Paid-in     Unearned    Stockholders   Total
                            Shares    Amount     Shares    Amount   Capital       Stage     Compensation   Equity
                            ------ ----------  ---------- ------- ----------- ------------- ------------ ----------
Balance - December 31, 1999  2,438 $2,125,175  19,077,310 $19,077 $13,615,677 $(15,041,600) $  (136,475) $   581,854

Issuance of warrants in
 connection with notes
 payable (unaudited)             -          -          -        -   2,337,009            -             -   2,337,009
Beneficial conversion
 feature of convertible
 promissory notes
 (unaudited)                     -          -          -        -     637,173            -             -     637,173
Conversion of 8%
 convertible promissory
 notes into common stock,
 $1.70 per share
 (unaudited)                     -         -      120,588     121     204,879            -             -     205,000
Conversion of preferred
 stock into common stock      (743)  (650,000)    185,714     186     649,814            -             -           -
Amortization of unearned
  compensation (unaudited)       -          -           -       -           -            -        29,764      29,764
Exercise of stock options
 for cash, $0.16 to $4.00
 per share (unaudited)           -          -      30,517      30       9,557            -             -       9,587
Net loss (unaudited)             -          -           -       -           -   (3,534,039)            -  (3,534,039)
                            ------ ----------  ---------- ------- ----------- ------------- ------------ -----------
Balance - March 31, 2000
  (Unaudited)                1,695 $1,475,175  19,414,129 $19,414 $17,454,109 $(18,575,639) $  (106,711) $   266,348
                            ====== ========== =========== ======= =========== ============= ============ ===========

       The accompanying notes are an integral part of these condensed consolidated financial statements.


         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                                   For the Period
                                                                   January 5, 1995
                                        For the Three Months Ended (Date of Inception)
                                                  March 31,        Through
                                            2000            1999   March 31, 2000
                                      -------------- -------------- ------------------
Cash Flows From  Operating Activities
   Net Loss                           $  (3,534,039) $  (1,210,699) $   (17,882,088)

 Adjustments to reconcile net loss to
  net cash used by operating activities:
 Gain on sale of available-for-sale
  securities                                      -              -          (21,225)
 Loss on sale of assets                           -              -            9,227
 Depreciation and amortization              128,654         84,958        1,149,412
 Amortization of debt  discount           1,641,003              -        3,198,139
 Amortization of loan costs                 433,321              -          433,321
 Issuance of warrants for interest                -              -          109,800
 Compensation paid with stock options        29,764         51,539          308,489
 Compensation paid by grant of warrants           -              -          185,000
 Issuance of common stock to
   settle lawsuit                                 -              -          175,000
 Exercise of warrants in exchange
  for services                                    -              -           22,523
 Stock issued for services                                                  222,727
 Allowance for doubtful accounts               (405)             -          154,162
 Changes in operating assets and
  liabilities:
    Accounts receivable                     (92,272)        241,615        (147,454)
    Inventory                                28,870         (63,831)       (145,880)
    Accounts payable                       (245,875)         76,934         531,517
    Accrued liabilities                    (205,436)        349,721         264,636
    Deferred revenue                              -               -          (6,163)
    Other assets                            (21,297)        171,736        (311,119)
                                      --------------  --------------   --------------
Net Cash Used In Operating Activities    (1,837,712)       (298,027)    (11,749,976)
                                      --------------  --------------   --------------
Cash Flows From Investing Activities
 Payments to Flexpoint prior to
  acquisition                                     -               -        (268,413)
 Cash paid to acquire Tamco                       -               -         (25,000)
 Proceeds from sale of available-for-sale
  securities                                      -               -         455,082
 Net cash received in Nanotech
  acquisition                                     -               -       1,492,907
 Payments received from related
   parties                                        -               -          34,661
 Collection of receivable from
  escrow agent                                    -               -          64,825
 Payments to purchase equipment                   -      (1,448,098)     (2,913,355)
 Proceeds from sale of
  equipment                                       -               -          22,682
 Issuance of note receivable                                                (12,507)
 Payments received on note receivable                                        12,505
 Payments for patents                        (1,512)        (16,100)       (144,826)
                                      --------------  --------------   --------------
 Net Cash Provided By (Used In)
  Investing  Activities                      (1,512)     (1,464,198)     (1,281,439)
                                      --------------  --------------   --------------
Cash Flows From Financing Activities
 Proceeds from issuance of preferred
    stock                                         -               -         460,738
 Proceeds from issuance of common stock       9,587         633,025       6,164,699
 Cash payments to officers to
   repurchase stock                               -               -         (50,000)
 Proceeds from issuance of warrants       1,107,009               -       2,372,909
 Proceeds from beneficial conversion
  feature related to convertible
  promissory notes                          637,173               -       1,041,235
 Cash paid for offering costs                                              (123,020)
 Cash paid for loan costs                  (131,924)              -        (136,924)
 Collection of receivables from
  issuance of common stock                        -       1,573,750       1,963,750
 Proceeds from borrowings                   601,744               -       1,610,743
 Principal payments of debt                (203,421)              -        (952,172)
 Borrowings from Nanotech prior to
 acquisition                                      -               -       1,000,000
 Proceeds from related party notes           55,000               -         115,200
 Principal payments of related
  party notes                                     -               -        (65,165)
                                      -------------- -------------- ------------------
 Net Cash Provided By
  Financing Activities                    2,075,168       2,194,328      13,402,001
                                      -------------- -------------- ------------------
Net Change In Cash                          235,994         551,281         370,586
Cash - Beginning of Period                  134,642         106,494
                                      -------------- -------------- ------------------
Cash-  End of Period                  $     370,586  $      657,775 $       370,586
                                      ============== ============== =================-

Supplemental cash flow information and non-cash investing and financing activities
Note 2



       The accompanying notes are an integral part of these condensed consolidated financial statements.


NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Through April 1998, the Company operated through Sensitron, Inc. a Utah Corporation, at which time it changed its name to Micropoint, Inc. In June 1999 the name was changed to Flexpoint Sensor Systems, Inc.

Principles of Consolidation   The accompanying consolidated financial
statements include the accounts of Flexpoint Sensor Systems, Inc. (Flexpoint) and its wholly owned subsidiaries. The operations of acquired entities have been included from the dated of their acquisitions. Intercompany Transactions and accounts have been eliminated in consolidation.

Nature of Operations The Company is a development stage enterprise engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. Flexpoint, Inc. entered into a Purchase and Supply Agreement (the "Supply Agreement") with Delphi Automotive Systems ("Delphi") in June 1998. Under the terms of the Supply Agreement, the Company will supply its proprietary sensor mats to Delphi for integration into a weight based suppression system as a critical part of a smart air bag system. The Supply Agreement provides that such sensor mats will be exclusively supplied to General Motors, through Delphi, by the Company through 2002. The Company is looking to the Supply Agreement to provide the bulk of its revenues in the immediate future. . The information regarding the Supply Agreement is forward looking information. Such forward looking information is subject to many risks and uncertainties, including the fact that Delphi is not obligated under the terms of the Supply Agreement to purchase any minimum number of sensor mats and there can be no assurance that the Supply Agreement will result in any material amount of sales.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Interim Financial Statements   The accompanying condensed consolidated
financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements have been condensed and do not contain all of the significant accounting policies and disclosure required by generally accepted accounting principles. Accordingly, these condensed financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-KSB dated December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results which will occur for the remainder of 2000.

Business Condition   The accompanying financial statements have been prepared
in conformity with generally accepted accounting principles, which contemplates continuation of Flexpoint as a going concern. However, Flexpoint has suffered losses from operations and has had negative cash flows from operating activities during the three months ended March 31, 2000 and cumulative from inception through March 31, 2000, which conditions raise substantial doubt about Flexpoint's ability to continue as a going concern. Flexpoint's continued existence is dependent upon its ability to obtain additional financing. Management's plans include obtaining the remainder of the $5,000,000 under the Securities Purchase Agreement in exchange for convertible promissory notes and warrants and to obtain additional financing through issuance of debt or equity securities. The Company is negotiating with other possible financing sources. However, no agreements have been reached and there is no assurance that additional financing will be realized.

Advertising Costs   During the periods ended March 31, 2000 and 1999,
Flexpoint incurred $8,540 and $4,214, respectively, of advertising costs. Flexpoint follows the policy of expensing these advertising costs at the time the advertising services are rendered.

Basic and Diluted Loss Per Share   Basic loss per common share is computed by
dividing net loss by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants and options using the treasury stock method and convertible preferred stock and convertible notes payable using the if-converted method. Stock warrants and options, convertible preferred stock, and convertible notes payable are not included in diluted loss per share during loss periods when those potentially issuable common shares would decrease the loss per share. The effects of 12,319,255 and 7,463,291 potentially issuable common shares at March 31, 2000 and 1999, respectively, were excluded from the calculation of diluted loss per share as they would have decreased loss per share.

Depreciation of Property and Equipment   Depreciation expense for the periods
ended March 31, 2000 and 1999 was $118,822 and $75,368, respectively.

Other Assets   Patent costs capitalized as of March 31, 2000 were $180,851 of which $80,737 related to patents being amortized. Amortization expense from patents for the periods ended March 31, 2000 and 1999 was $3,842 and $3,600, respectively.

Goodwill associated with the acquisition of Tamco is being amortized over five years using the straight-line method. Amortization expense from goodwill for the periods ended March 31, 2000 and 1999 was $5,990 and $5,990, respectively.

NOTE 2   CASH FLOW INFORMATION

Supplemental Cash Flow Information   Cash payments for interest were $148,974
and $0 for the periods ended March 31, 2000 and 1999, respectively.

Noncash Investing and Financing Activities   During the three months ended
March 31, 2000, the Company issued warrants to purchase 500,000 shares of common stock as a fee for extending the due date of a $1,000,000 note payable. Also during the period, the Company acquired equipment totaling $167,437 for a note payable of $144,435 and a capital lease of $23,002. In addition, $205,000 of convertible notes payable were converted into 120,588 shares of common stock.

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

During the quarter, the Company granted options to new employees which are exercisable at $4.00 per share. The intrinsic value of these options was $168,125 and is being recognized over the period the options vest. . Amortization of the deferred compensation of $29,744 was recognized during the
three months ending March 31, 2000.   Had compensation cost for the Plan been
determined based upon the fair value of the options at the grant dates consistent with the alternative method of SFAS No. 123, Accounting for Stock Based Compensation, the Company would have recognized approximately $38,072 in non-cash compensation.

NOTE 3   NOTES PAYABLE

Notes payable consisted of the following:

                                                 March 31,      December 31,
                                                   2000            1999
                                               ------------     ------------

$2,000,000 Convertible debenture payable,
due March 1, 2001, interest accrues at 8%,
net of unamortized discount of $307,966 based
on imputed interest at 2357%                   $1,692,034       $     -

$61,000 Convertible debentures payable,
due June 30, 2000, interest accrues at 8%,
net of unamortized discount of $28,113 based
on imputed interest at 257%                        32,887             -

Note payable to a vendor, due February 10,
2003, interest accrues at 10%                     141,014             -

Note payable to shareholder, due June 18,
2000, interest accrues at 20%                     100,000        100,000

$1,000,000 Note payable to a shareholder,
 due February 10, 2000, original interest
 rate of 14%, interest of $70,000 was to be
 prepaid, the Company defaulted by not
 prepaying the interest, default interest
 rate of 28%, default interest of $56,611
 has been accrued, net of discount of $0 and
 $112,826, respectively, based on imputed
 interest at 1407%                              1,000,000         887,174

Note payable to a shareholder, due July 15,
1999, monthly interest accrues at 10%, the
note is in default, additional interest
totaling $59,877 has been accrued since
default                                           60,000          60,000
Total Notes Payable                            3,025,935       1,047,174
Less: Current portion                          2,929,539       1,047,174

Long-Term Notes Payable                       $   96,396       $      -



Notes payable to related parties consisted of the following:

                                                 March 31,      December 31,
                                                   2000            1999
                                               ------------     ------------

Note payable to a company owned by a
 director, due upon demand, The note has
 subsequently been paid without interest       $   30,000       $     -

Note payable to an employee, due upon
 demand, no stated interest rate                   25,000             -

Total Notes Payable to Related Parties         $   55,000       $     -


On November 20, 1998, Flexpoint obtained a $50,000 credit facility from a bank which is available through January 15, 2001. The credit facility is evidenced by a promissory note dated November 20, 1998. The bank issued a $50,000 irrevocable standby letter of credit in connection with the execution of a real estate lease for manufacturing facilities. No amounts have been drawn under the note payable or letter of credit. The promissory note and letter of credit were secured by $50,000 of cash on deposit with the bank at December 31, 1999. In addition to the cash on deposit with the bank, a commitment fee of 1% of the unused portion of the amount of the credit facility is due annually. During 2000, the credit facility and the cash on deposit with the bank were reduced to $40,000.

During the three months ended March 31, 2000, the Company issued 8% convertible promissory notes, of which a portion were converted into common stock.

On March 22, 2000, the Company issued warrants to purchase 500,000 shares of common stock at $2.50 through August 10, 2004 to a note holder as a fee for extending the due date of a $1,000,000 note payable from February 10, 2000 to August 10, 2000. The fair value of the warrants was $1,230,000 as computed using the Black-Scholes option pricing model with the following assumptions: divided yield of 0%, volatility of 121.1%, risk-free interest rate of 6.6% and estimated life of four years. The loan extension fee has been accounted for as unamortized loan costs and is being amortized over the six-month period ending August 10, 2000. Interest expense resulting from amortization of these loan costs was $332,983 during the three months ended March 31, 2000.

On March 3, 2000, the Company entered into a Securities Purchase Agreement whereby the Company may receive up to $5,000,000 in exchange for convertible promissory notes and warrants. On March 3, 2000, the Company received $1,800,000 net of related costs of $200,000. The lender has agreed to provide an additional $1,000,000 at $500,000 per month and has granted the Company the option to receive the remaining $2,000,000 at the rate of $500,000 per month. The initial note is due March 1, 2001 with interest at 8% payable quarterly. If the Company's stock price falls below $1.00 for five consecutive days, the principal balance will become redeemable at the option of the lender. The redemption amount is equal to 125% of the outstanding principal plus accrued interest. The purchaser of the debenture is not obligated to purchase the remaining $3 million in debentures if the Company is in default or has breached any of its obligations under the agreement or the average of the closing bid price for the Company's common stock is less than or equal to $1.00.



The promissory notes are convertible into common stock at a conversion price of 80% of the lower of (a) the average of the three lowest closing bid prices for the common stock during the 15 trading days preceding the date of the purchase agreement or (b) the average of the three lowest closing bid prices for the common stock during the 15 trading days preceding conversion, subject to a maximum conversion price of $3.00 per share and a minimum conversion price of $1.00 per share. Up to 33% of the aggregate principal and accrued interest is convertible from March 3, 2000, an additional 33% is convertible from April 2, 2000 and the remaining portion is convertible from May 2, 2000. The notes are convertible through March 1, 2001. If the stock price on the due date of the note is greater than $2.00, the lender is required to convert all outstanding notes into common stock.

In connection with the issuance of the promissory note on March 3, 2000, the Company also issued 1,283,697 warrants to purchase common stock at $2.08 per share through March 3, 2004. The net proceeds were allocated between the promissory note and the warrants based upon their relative fair values. The estimated fair value of the warrants of $2,053,915 was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 121%, risk-free interest rate of 6.6% and estimated life of four years. The warrants were allocated $892,970 of the net proceeds. Of the remaining $869,530 net proceeds, $526,529 were allocated to the beneficial conversion feature of the promissory note, and $460,172 were allocated to the promissory notes, before $117,171 of loan costs.

The resulting $1,539,828 discount on the promissory note is based on imputed interest at 2357%. The discount and the loan costs are being amortized through the date the notes are convertible and resulted in amortization expense of $1,325,201 during the three months ended March 31, 2000.

The Company issued a note payable dated January 17, 2000 to an individual. The note was for $100,000 with an interest rate of 14%. The note was paid in March 2000. As additional consideration, the Company issued warrants to purchase 100,000 shares of common stock at $1.80 per share. The warrant is exercisable through January 17, 2002. The loan is secured by certain equipment. The proceeds from the loan were allocated to the warrants based upon their fair value. The resulting discount to the note of $100,000 was recognized and amortized during the period ended March 31, 2000.

During the three months ending March 31, 2000 the company borrowed $55,000 from affiliated shareholders. These are demand notes which bear 0% interest.

NOTE 4   STOCKHOLDERS' EQUITY

Convertible debt and Series C warrants to purchase common stock were issued as a unit in an offering in February 2000. The offering resulted in the issuance of warrants to purchase 79,412 shares of common stock at $2.25 per share and $135,000 of notes payable which were convertible into common stock at $1.70 per share. The net proceeds were allocated between the promissory note and the warrants based upon their relative fair values. The estimated fair value of the warrants of $144,677 was determined using the Black Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 119%, risk-free interest rate of 6.7% and estimated life of three years. The warrants were allocated $69,812 of the net proceeds. Of the remaining $65,188 net proceeds, $58,846 were allocated to the beneficial conversion feature for the promissory note, and $6,342 were allocated to the promissory notes. The resulting discount to the notes payable was amortized immediately as the notes were convertible upon issuance and resulted in $128,658 of interest expense. The notes payable were converted into 79,412 shares of common stock in February 2000.

Convertible debt and Series D warrants to purchase common stock were issued as a unit in an offering in February and March 2000. The offering resulted in the issuance of warrants to purchase 77,058 shares of common stock at $2.25 per share and $131,000 of notes payable which were convertible into common stock at $1.70 per share. The net proceeds were allocated between the promissory note and the warrants based upon their relative fair values. The estimated fair value of the warrants of $78,887 was determined using the Black Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 121%, risk-free interest rate of 6.6% and estimated life of three years. The warrants were allocated $43,972 of the net proceeds. Of the remaining $87,028 net proceeds, $51,798 were allocated to the beneficial conversion feature for the promissory note, and $35,230 were allocated to the promissory notes. The resulting discount to the notes payable is being amortized through the dated the notes are convertible and resulted in interest expense of $67,657 during the period ended March 31, 2000. The remaining unconverted notes are convertible through June 30, 2000.

In March 2000, 743 shares of convertible preferred stock were converted into 185,714 shares of common stock.

NOTE 5   STOCK PURCHASE WARRANTS

During the period ended March 31, 2000, warrants to purchase 1,504,285 shares of common stock were issued as part of financing transactions. In addition, warrants to purchase 500,000 shares of common stock were issued to extend the terms of a note payable.

NOTE 6   PRODUCTS AND SERVICES

Flexpoint's only business relates to sales of electronic sensors and related engineering. It produces sensors for sale to customers in the toy and automotive industries. The components of sales for the three months ended March 31, 2000 and 1999 were as follows:


                                                 March 31,      December 31,
                                                   2000            1999
                                               ------------     ------------
Products
  Sales of sensors                             $   48,678       $   (7,762)
  Licensing royalty
  Tooling and dies                                 15,702            8,623
                                               ------------     ------------
Total Products                                     64,380              861

Engineering Services                               83,826          120,896
                                               ------------     ------------
Total Sales                                    $  148,206       $  121,757
                                               ============     ============

NOTE 7   COMMITMENTS AND CONTINGENCIES

Capital Leases   During the period ended March 31, 2000, the Company entered a capital lease for certain equipment. Property and equipment under capital lease as of March 31, 2000 is as follows:

Machinery and equipment                  $  23,002
Accumulated depreciation                    (2,684)
                                         ----------


Net Machinery and Equipment              $   20,318
                                         ==========

Subsequent to March 31, 2000, the Company entered an additional capital lease for equipment. Future minimum lease payments for both leases as of March 31, 2000 are as follows:

Year Ending December 31,
                 2000                    $   18,554
                 2001                        26,346
                 2002                        26,346
                 2003                        15,453
                 2004                        14,463
                 Thereafter                   3,616
                                         ----------
                                            104,778
Less amount representing executory costs      6,602
                                         ----------
Net minimum lease payments                   98,176
Less amount representing interest            34,390
                                         ----------
Present value                                63,786
Less current portion                          9,145
                                         ----------
Long-Term Capital Lease Obligation       $   54,641
                                         ==========

Operating Leases   Flexpoint is obligated under operating lease agreements for its facilities and office space. Flexpoint has an option to renew one lease for an additional three year period. Flexpoint is also required under the terms of the lease to maintain a letter of credit with a federally insured bank in the amount of $50,000. The letter of credit has been issued by a bank to the lessor and is secured by $50,000 of cash on deposit with the bank. If Flexpoint falls into default under the lease, the lessor may drawn upon the letter of credit. The letter of credit is to be reduced by $10,000 per year. The unused balance of the letter of credit as of March 31, 2000 was $40,000. Future minimum lease payments under operating leases at March 31, 2000 are as follows:

         Year Ending December 31:
                  2000                      $   282,924
                  2001                          309,850
                  2002                          249,900
                  2003                          249,900
         Total                              $ 1,092,574

Lease expense for the periods ended March 31, 2000 and 1999 was $94,830 and $80,970, respectively.

In February of 1998, an unrelated third party filed suit against Flexpoint alleging it provided investment banking and financial advisory services pursuant to an agreement with Flexpoint. The plaintiff claimed to have sustained damages for breach of contract and seeks damages in the amount of 6.5% of financing obtained from an equity investor, plus the issuance of a warrant to purchase a 2% equity interest in Flexpoint at a price of $5.00 per share. In addition, the plaintiff sought punitive damages of $5,000,000. Flexpoint answered the complaint in March 1998. As of December 31, 1999, Management believed, after consulting with legal counsel, that there is only a remote possibility that Flexpoint will be subject to a punitive damage award under the suit. Flexpoint has accrued a liability of $75,000 relating to this action in its financial statements at March 31, 2000 and December 31, 1999.
On May 1, 2000, the court granted summary judgement in favor of Flexpoint and dismissed the claims with prejudice.

[The Remainder of This Page Is Intentionally Left Blank]

Item 2. Management's Discussion and Analysis or Plan of Operation.

   The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Flexpoint Sensor Systems, Inc. The discussion should be read in conjunction with the condensed consolidated financial statements, related notes and Management's Discussion and Analysis or Plan of Operation for the year ended December 31, 1999. Wherever in this discussion the term "Company" is used, it should be understood to refer to Flexpoint Sensor Systems, Inc. and its wholly owned subsidiary, Sensitron, Inc. ("Sensitron"), a Utah corporation, and Sensitron's wholly owned subsidiaries, Flexpoint, Inc. and Technology and Machine Company, Inc. ("Tamco"), on a consolidated basis, except where the context clearly indicates to the contrary. The business operations of the Company are conducted through Flexpoint, Inc. and Tamco.

Overview

   The Company is in the development stage and since inception, has incurred losses from operations. As of March 31, 2000, the Company had cumulative losses totaling $18,575,639. The Company is primarily engaged in the sensor business and is currently marketing its patented Bend Sensor technology. Sensing devices can be used to measure or sense changes that occur when a sensor is bent. Sensors typically trigger an electronic device when the sensor is activated. The worldwide market for sensing devices has grown significantly as a result of better technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. The Company believes this worldwide market growth will continue.

Financial Position

   The Company had $370,586 in cash as of March 31, 2000. This represented an increase of $235,944 from December 31, 1999. Working capital (deficit) as of March 31, 2000 decreased to $(2,391,104) as compared to working capital of $(2,167,065) at December 31, 1999. The decrease is largely due to the Company spending more money than it is currently generating from operating activities. This has been offset by working capital provided by financing activities primarily consisting of the issuance of warrants.

Operations for the Three Months Ended March 31, 2000 and 1999

   During the three months ended March 31, 2000, the Company had revenues of $148,206 comprised of $83,826 in engineering fees and the balance of $64,380 in product sales; compared with revenues of $121,757 for the comparable period from the prior year, comprised primarily of engineering fees.

   Substantially all of the Company's revenues were generated under a Purchase and Supply Agreement (the "Supply Agreement") between the Company and Delphi Automotive Systems ("Delphi") that was executed in June 1998. The Company expects to derive a substantial portion of its future income from the sale of its Sensor Mat System to Delphi. Under the Supply Agreement, Delphi may purchase sensor mats incorporating the Bend Sensor technology into a "smart" air bag system being developed for General Motors. The Company currently has one production line in place. This line has produced over 15,000 pre-production seat sensors. The Company believes all known technical and manufacturing issues have been properly identified and resolutions are being implemented. The Company does not anticipate that manufacturing will begin until the second half of 2000 or early 2001. There can be no assurance that General Motors and Delphi will acquire the Sensor Mat Systems under the Supply Agreement, that additional technical and manufacturing difficulties will not arise, that production will be in the amounts anticipated, or that manufacturing will begin when anticipated or at all.

   There are several toys for the 2000 Christmas season designed to use the Bend Sensor. The Company is also seeking opportunities to supply the electronic assembly, including the sensor, to increase sales potential. Due to the seasonality of the toy industry, the Company currently has no agreements relating to the manufacture of sensors in the toy market and there can be no assurance that the Company will successfully enter into toy related agreements in the future. The Company expect that revenues from toy sales, if any, will be substantially greater in the second half of any given year.

   Product supply arrangements, like those discussed above, create certain risks for the company, including (I) reliance from sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness; (ii) if the Company products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than to the Company; (iii) the Company may have only limited protection from changes in manufacturing costs and raw materials costs; and (iv) if the Company is reliant on other parties for all or substantially all of its sales, the Company may be limited in its ability to negotiate with other parties upon any renewals of their agreements.

   General and administrative expenses for the three months ended March 31, 2000 were $803,488 compared with $674,063 for the comparable period from the prior year. The increase in expenditures between the periods resulted primarily from increase in depreciation expense as a result of the prior year's acquisition of additional equipment and leasehold improvements in anticipation of production under the Supply Agreement and the increase in real property lease payments. During the quarter the Company also paid $54,750 to outside consultants to assist in securing long term financing.

   Research and development expenses for the three months ended March 31, 2000 were $713,764 compared with $670,079 for the comparable period from the prior year. The increase in expenditures between the periods resulted primarily from increases in research and development spending relating to the Supply Agreement.

   Interest expense from amortization debt discount and loan costs for the three months ended March 31, 2000 was $2,074,324 compared with no such expense for the comparable period from the prior year. The interest expense of debt discount related to the Company's issuance of convertible notes and warrants. The proceeds of the loans were allocated to the warrants based on the fair market value of the warrants. The resulting discounts are amortized over the period through which the notes are convertible. At March 31, 2000, the Company had unamortized debt discount of $336,079.

   The Company has also entered into arrangements whereby the Company expects to be borrowing between an additional $1 and $3 million. The loans are expected to be unsecured, but as additional consideration for the loans, the Company will be issuing warrants to the lender. See " Liquidity and Capital Resources." This is expected to result in the Company incurring substantial additional interest expense relating to debt discount during 2000.


   Net interest and other income, excluding interest expense of debt discount, was $(75,560) for the three months ended March 31, 2000 and $12,531 for the comparable period from the prior year. The net interest and other income relates mainly to interest earned on funds on deposit. As funds on deposit have decrease and borrowing has increase, the Company has incurred increased interest costs and decreased interest income.

Liquidity and Capital Resources

   To date, the Company has financed its operations principally through private placements of debt and equity securities and sales. The Company generated $13,402,001 in net proceeds through financing activities from inception through March 31, 2000 and it received $2,075,168 in net proceeds from financing activities during the three months ended March 31 in 2000. The Company used net cash in operating activities of $11,749,976 from inception through March 31, 2000 and the Company used $1,837,712 in operating activities during the three months ended March 31 in 2000. As of March 31, 2000, the Company's total liabilities were $4,147,888, net of unamortized discount of $336,079. The Company had a working capital (deficit) as of March 31, 2000 of $(2,391,104).

   On March 3, 2000, the Company closed on a financing of up to $5,000,000 pursuant to a Securities Purchase Agreement, dated March 3, 2000. Under the terms of the financing, Aspen Capital Resources, Inc. initially provided the Company with proceeds of $2,000,000, less a ten percent placement fee and other offering and registration costs of Aspen Capital Resources, Inc. and the Company of approximately $37,000, in exchange for an 8% convertible debenture in the principal amount of $2,000,000 and Series 2000-A Warrants exercisable for 1,283,697 shares of its common stock for a four year period as further described below. Under the Securities Purchase Agreement and subject to certain contingencies, Aspen Capital Resources, Inc. made additional investments of $500,000 each in April and May 2000 for which the Company received 8% convertible debentures totaling $1,000,000 and warrants to purchase 652,050 shares of common stock, and has agreed to make additional investments of $500,000 each in June, July, August and September 2000. The additional investments will be reduced by a ten percent placement fee and certain offering costs. The terms of the subsequent investments provide that Aspen Capital Resources, Inc. will receive a convertible debenture in the principal amount of the funds invested plus Series 2000-A Warrants. The convertible debentures are convertible into common stock at a conversion price that varies depending on the market price of the Company securities. The exercise price of the Series 2000-A Warrants varies depending on the market price of its securities. The sale of the convertible debentures through May 5, 2000 will result in its recognizing amortization of debt discount in the approximate amount of $2,386,709.

   The estimated relative fair value of the Series 2000-A Warrants that are to be issued through June 2000 is estimated to be approximately $1,600,000. This amount is estimated due to the holders option to convert at the lower of the fifteen trading days at closing or the fifteen days prior to conversion.

   The Company have committed to spend $282,924 in lease payment for its physical facilities during the remainder of year 2000 and $309,850, $249,900 and $249,900 in physical facilities lease payments for the years 2001 through 2003, respectively. In connection therewith, the Company contracted for certain improvements to it's physical facilities. As of May 5, 2000, the Company does not have material commitments for capital expenditures. At March 31, 2000, the Company also had short term loan obligations in the principal amounts of $3,320,618. Loans in the principal amount of approximately $1,000,000 are secured by the assets of the Company. These loans bear interest at various rates between zero percent per annum and twenty percent per annum. This does not include short term loan obligations in the principal amount of $3,000,000 that will be incurred between April and September 2000 under the Securities Purchase Agreement.

   As of March 31, 2000, the Company had outstanding stock options and warrants to acquire approximately 10,512,272 shares of common stock. The exercise of all the outstanding stock options and warrants would result in an equity infusion to the Company of approximately $16,376,000. This does not include Series 2000-A Warrants that will be issued after March 2000 under the Securities Purchase Agreement. The exercise price of the Series 2000-A Warrants varies depending on the market price of the Company securities. As a result, the amount of total equity infusion upon exercise of these warrants is an approximation and may differ materially from the amount described. There is no assurance that any of these options or warrants will be exercised.

   As of March 31, 2000, the Company had outstanding convertible debentures in the principal amount of approximately $2,061,000 that are convertible into shares of common stock. This does not include convertible debentures that will be issued after March 2000 under the Securities Purchase Agreement. The conversion price of the convertible debentures varies depending on the market price of the Company securities. As a result, the number of shares of common stock issuable upon conversion of these notes is an approximation and may differ materially from the amount described. There is no assurance that any of these notes will be converted.

   The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to expand facilities, complete development and bring products under development to market, the level of sales and marketing for its products and the amounts owed on debt that is not converted. The Company believes that existing funds, funds received under the Securities Purchase Agreement and funds generated from sales will be sufficient to support its operations through September 2000. The Company may not have sufficient funds to pay off its current liabilities after September 2000. At a minimum, in 2000 the Company will need to raise approximately $3,000,000 in additional funding to support its operations during 2000 and in 2001 the Company needs to raise substantial additional funding to fully execute its business plan assuming revenues from the Supply Agreement as currently projected.

   The Company is working to obtain additional funding from several sources, but the Company has no firm commitments for funding and there can be no assurance that additional funding will be available to the Company on commercially reasonable terms or in the necessary amounts. Any inability to obtain additional financing in the amounts described above will have a material adverse effect on the Company, including possibly requiring the Company to cease its operations.

Year 2000

   The Company had developed plans to address the possible exposures related to the impact on its computer systems in the Year 2000. Since entering the Year 2000, the Company has not experienced any major disruptions to its business nor is the Company aware of any significant Year 2000 related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on business at calendar year end. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers and customers.

Forward-Looking Statements

   When used in this Form 10-QSB, in the Company's filings with the SEC, in its press releases or other public or stockholder communications, or in oral statements made with the approval of its authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on its beliefs and the assumptions the Company made using information currently available to us.

   The Company caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. Furthermore, manufacturing delays may result from product redesigns or otherwise. In addition, sales and other revenues may not commence as anticipated due to delays or otherwise and sales may not reach the levels anticipated. As a result, its actual results for future periods could differ materially from those anticipated or projected.

   Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART II   OTHER INFORMATION

Item 1. Legal Proceedings.

   On February 13, 1998, Private Equity Partners LLC filed a lawsuit against Sensitron, in the Third Judicial District Court in Salt Lake County, Utah. Private Equity Partners LLC alleged, among other things, that Sensitron owed Private Equity Partners LLC investment banking fees and warrants with respect to an agreement, and that Sensitron's refusal to pay these fees constitutes fraud. The suit seeks to obtain investment banking fees equal to 6.5% of all money raised by Sensitron, warrants to purchase 2% of Sensitron's equity, punitive damages of $5,000,000 and other relief. Both Private Equity Partners LLC and Sensitron filed Cross-Motions for Summary Judgment. The court took the Cross-Motions for Summary Judgment under advisement and in March 1999 denied both motions. The parties resubmitted their cross motions for summary judgment. These cross motions were argued on May 1, 2000 and the district court denied Private Equity Partners LLC's Motion for Summary Judgment and granted Sensitron's Motion for Summary Judgment dismissing Private Equity Partners LLC's lawsuit. Private Equity Partners LLC may appeal the court's dismissal.

Item 2. Changes in Securities.

   During February the Company issued Convertible debt and Series C warrants to purchase common stock which were issued as a unit in an offering in February 2000. The offering resulted in the issuance of warrants to purchase 79,412 shares of common stock at $2.25 per share and $135,000 of notes payable which were convertible into common stock at $1.70 per share. The net proceeds were allocated between the promissory note and the warrants based upon their relative fair values. The estimated fair value of the warrants of $144,677 was determined using the Black Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 119%, risk-free interest rate of 6.7% and estimated life of three years. The warrants were allocated $69,812 of the net proceeds. Of the remaining $65,188 net proceeds, $58,846 were allocated to the beneficial conversion feature of the promissory note, and $6,342 were allocated to the promissory notes. The resulting discount to the notes payable was amortized immediately as the notes were convertible upon issuance and resulted in $128,658 of interest expense. The notes payable were converted into 79,412 shares of common stock in February 2000.

   During February and March the Company issued Convertible debt and Series D warrants to purchase common stock which were issued as a unit in an offering in February and March 2000. The offering resulted in the issuance of warrants to purchase 77,058 shares of common stock at $2.25 per share and $131,000 of notes payable which are convertible into common stock at $1.70 per share. The net proceeds were allocated between the promissory note and the warrants based upon their relative fair values. The estimated fair value of the warrants of $78,887 was determined using the Black Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 121%, risk-free interest rate of 6.6% and estimated life of three years. The warrants were allocated $43,972 of the net proceeds. Of the remaining $87,028 net proceeds, $51,798 were allocated to the beneficial conversion feature of the promissory note, and $35,230 were allocated to the promissory notes. The resulting discount is being amortized through the dates the notes are convertible and resulted in interest expense of $67,657 during the period ended March 31, 2000. The remaining unconverted notes are convertible through June 30, 2000.

   In February 2000, the Company defaulted on a note payable to an investor in the principal amount of $1,000,000 by not making payment on February 10, 2000, the maturity date. The Company was also in default of the prepaid interest provision of the note. The investor offered to extend the note for an additional six months and waive any default interest for consideration of warrants exercisable for 500,000 shares of common stock with an exercise price of $2.15. In order to extend the maturity of the note, the investor also required a prepayment of interest, plus attorney fees, in the total amount of $141,920. Management accepted the offer to extend the note for six months by effectively issuing the warrants and making payment of the interest on March 27, 2000. This transaction was exempt from registration under Rule 506 of Regulation D, Section 4(2) of the Securities Act of 1933 and Section 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with this transaction.

   On March 3, 2000, the Company entered into a Securities Purchase Agreement whereby the Company may receive up to $5,000,000 in exchange for convertible promissory notes and warrants. On March 3, 2000, the Company received $1,800,000 net of related costs of $200,000. The lender has agreed to provide an additional $1,000,000 at $500,000 per month and has granted the Company the option to receive the remaining $2,000,000 at the rate of $500,000 per month. The initial note is due March 1, 2001 with interest at 8% payable quarterly. If the Company's stock price falls below $1.00 for five consecutive days, the principal balance will become redeemable at the option of the lender. The redemption amount is equal to 125% of the outstanding principal plus accrued interest. The purchaser of the debenture is not obligated to purchase the remaining $3 million in debentures if the Company is in default or has breached any of its obligations under the agreement or the average of the closing bid price for the Company's common stock is less than or equal to $1.00.

   The promissory notes are convertible into common stock at a conversion price of 80% of the lower of (a) the average of the three lowest closing bid prices for the common stock during the 15 trading days preceding the date of the purchase agreement or (b) the average of the three lowest closing bid prices for the common stock during the 15 trading days preceding conversion, subject to a maximum conversion price of $3.00 per share and a minimum conversion price of $1.00 per share. Up to 33% of the aggregate principal and accrued interest is convertible from March 3, 2000, an additional 33% is convertible from April 2, 2000 and the remaining portion is convertible from May 2, 2000. The notes are convertible through March 1, 2001. If the stock price on the due date of the note is greater than $2.00, the lender is required to convert all outstanding notes into common stock. The Company is currently seeking registration of the underlying common stock in connection with the Securities Purchase Agreement. There are substantial penalties if the Company fails to register the resale of the common stock in a timely manner.

   In connection with the issuance of the promissory note on March 3, 2000, the Company also issued 1,283,697 warrants to purchase common stock at $2.08 per share through March 3, 2004. The net proceeds were allocated between the promissory note and the warrants based upon their relative fair values. The estimated fair value of the warrants of $2,053,915 was determined using the Black Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 121%, risk-free interest rate of 6.6% and estimated life of four years. The warrants were allocated $892,970 of the net proceeds. Of the remaining $869,530 net proceeds, $526,529 were allocated to the beneficial conversion feature of the promissory note, and $460,172 were allocated to the promissory notes, before $117,171 of loan costs.

   The Company issued a note payable dated January 17, 2000 to an individual. The note was for $100,000 with an interest rate of 14%. The note was paid in March 2000. As additional consideration, the Company issued warrants to purchase 100,000 shares of common stock at $1.80 per share. The warrant is exercisable through January 17, 2002. The loan is secured by certain equipment. The proceeds from the loan were allocated to the warrants based upon their fair value. The resulting discount to the note of $100,000 was recognized and amortized during the period ended March 31, 2000.

   In March 2000, stock options to acquire 30,329 shares of common stock were exercised at strike prices of between $.16 and $.39 per shares. These options exercises were exempt from registration under Rule 506 of Regulation D,
Section 4(2) of the Securities Act and Section 4(6) of the Securities Act. The Company did not use an underwriter in connection with this transaction.

   The Company is currently seeking registration of the underlying common stock in connection with the Security Purchase Agreement. There are substantial penalties if the Company fails to registrar the resale of the common stock in a timely manner. In March 2000, 743 shares of convertible preferred stock were converted into 185,714 shares of common stock.

Item 3. Defaults Upon Senior Securities.

   In February 2000, the Company defaulted on a note payable to an investor in the principal amount of $1,000,000 by not making payment on February 10, 2000, the maturity date. The Company was also in default of the prepaid interest provision of the note. The investor offered to extend the note for an additional six months and waive any default interest for consideration of 500,000 warrants with an exercise price of $2.15. In order to extend the maturity of the note, the investor also required a prepayment of interest, plus attorney fees, in the total amount of $141,920. Management accepted the offer to extend the note for six months by effectively issuing the warrants and making payment of the interest on March 27, 2000. The note is not currently in default.

Item 4. Submission of Matters to Vote of Security holders.

   None.

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K

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

3(ii).1 Restated and Amended Bylaws of Flexpoint Sensor Systems, Inc.
        (Incorporated by reference to Exhibit 3(ii).1 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 1998).3(ii).2 Bylaws of Sensitron, Inc. (Incorporated by referenced to Exhibit 3(ii).2 of the Company's Annual Report on Form 10-KSB, dated March 31,
        1998).

3(ii).3 Bylaws of Flexpoint, Inc. (Incorporated by referenced to Exhibit
        3(ii).3 of the Company's Annual Report on Form 10-KSB, dated March 31,
        1998).

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

10.6 Securities Purchase Agreement with Aspen Capital Resources, LLC, (Incorporated by reference to Exhibit 10.1 of our Current Report on
        Form 8-K, dated March 16, 2000).

10.7 Promissory secured promissory note in favor of Jerry and Vicki Moyes Family Trust, dated August 10, 1999 (Incorporated by reference to
        Exhibit 10.7 of our Annual Report on Form 10-KSB, dated December 31,
        1999).

10.8 Security Agreement with Jerry and Vicki Moyes Family Trust, dated August 10, 1999 (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-KSB, dated December 31, 1999).

27.1    Financial Data Schedule

(b)    Reports on Form 8-K:

      None.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: 5/12/00              FLEXPOINT, INC.


                            By /s/ Douglas M. Odom
                              --------------------
                              Douglas M. Odom
                              President, Chief Executive Officer, Director



Date: 5/12/00               By /s/ Thomas N. Strong
                              ---------------------
                              Thomas N. Strong
                              Chief Accounting Officer