Form 10QSB
period 2000-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2000-08-22
CIK 925660

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                            ______________________

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 2000

                        Commission File Number 0-24368


                        FLEXPOINT SENSOR SYSTEMS, INC.
      (Exact name of small business issuer as identified in its charter)



             Delaware                           87-0620425

(State or other jurisdiction of
incorporation or organization)       (IRS Employer Identification No.)


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

                               [xx]  Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class              Outstanding as of August 18, 2000
               -----              ---------------------------------
 Common Stock, $.001 par value              21,174,272

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

               FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                                    June 30,    December 31,
                                                      2000         1999
                                                  ------------- -------------
                                  ASSETS
Current Assets
  Cash                                            $    432,898  $    134,642
  Trade accounts receivable, net of allowance for
    doubtful accounts of $2,595 and $3,000             135,845        36,656
  Inventory                                            154,324       174,750
  Prepaid expenses                                     154,599        29,323
  Unamortized loan costs                               283,670             -
                                                  ------------- -------------
  Total Current Assets                               1,161,336       375,371
                                                  ------------- -------------
Property and Equipment                               3,633,075     3,403,651
  Less accumulated depreciation                     (1,079,713)     (847,172)
                                                  ------------- -------------
  Net Property and Equipment                         2,553,362     2,556,479
                                                  ------------- -------------
Deposits                                                93,232        54,549

Patents, net of accumulated amortization of
  $66,958 and $59,418                                  115,497       119,921

Goodwill, net of accumulated amortization of
 $113,812 and $101,832                                   5,990        17,970
                                                  ------------- -------------
Total Assets                                      $  3,929,417  $  3,124,290
                                                  ============= =============



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable, net of unamortized discount
    of $74,409 and $112,826                       $  4,931,149  $  1,047,174
  Notes payable - related parties                       20,000             -
  Capital lease obligation - current portion             5,952             -
  Trade accounts payable                               473,600       956,206
  Accrued liabilities                                  236,764       539,056
                                                  ------------- -------------
  Total Current Liabilities                          5,667,465     2,542,436
                                                  ------------- -------------
Long-Term Liabilities
  Capital lease obligation                              55,847             -
  Note payable                                          84,837             -
                                                  ------------- -------------
  Total Long-Term Liabilities                          140,684             -
                                                  ------------- -------------
Stockholders' Equity
  Preferred stock -$0.001 par value; 1,000,000
    shares authorized; 4,500 shares designated
    Series A Convertible Preferred; $875 stated
    value per share;1,695 and 2,438 shares issued
    and outstanding; liquidation preference
    - $1,483,125 and $2,133,250                      1,475,175     2,125,175
  Common stock - $0.001 par value; 100,000,000
    shares authorized; 20,567,862 and 19,077,310
    shares issued and outstanding                       20,568        19,077
  Additional paid-in capital                        20,267,274    13,615,677
  Deficit accumulated during the development stage (23,561,255)  (15,041,600)
  Unearned compensation                                (80,494)     (136,475)
                                                  ------------- -------------
  Total Stockholders' Equity                        (1,878,732)      581,854
                                                  ------------- -------------
Total Liabilities and Stockholders' Equity        $  3,929,417  $  3,124,290
                                                  ============= =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

               FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                                     For the Period
                                                                                     January 5, 1995
                                                                                     (Date of
                                For the Three Months       For the Six Months        Inception)
                                   Ended June 30,             Ended June 30,         Through
                                 2000           1999         2000           1999     June 30, 2000
                             ------------- ------------- ------------- ------------- -------------
Sales                        $    135,842  $    166,193  $    284,048  $    287,950  $  4,348,006

Cost of goods sold                 96,628        79,832       111,737        80,677     1,996,722
                             ------------- ------------- ------------- ------------- -------------

Gross Profit                       39,214        86,361       172,311       207,273     2,351,284

General and administrative
  expenses                      1,862,884       959,677     2,666,372     1,633,740    10,524,972
Research and development          832,463       793,741     1,546,227     1,463,820     8,190,092
                             ------------- ------------- ------------- ------------- -------------

Loss From Operations           (2,656,133)   (1,667,057)   (4,040,288)   (2,890,287)  (16,363,780)

Interest expense                 (142,808)       (4,351)     (223,874)       (4,351)     (489,304)
Interest from amortization of
 debt discount and loan costs  (2,197,843)      (22,943)   (4,272,167)      (22,943)   (5,939,103)
Interest income                    11,168         4,798        16,674        16,643        75,573
Other income (expense), net             -          (152)            -           535      (151,090)
                             ------------- ------------- ------------- ------------- -------------

Net Loss                       (4,985,616)   (1,689,705)   (8,519,655)   (2,900,403)  (22,867,704)

Preferred dividends                     -      (134,000)            -      (134,000)     (693,551)
                             ------------- ------------- ------------- ------------- -------------
Loss applicable to common
  shareholders               $ (4,985,616) $ (1,823,705) $ (8,519,655) $ (3,034,403) $(23,561,255)
                             ============= ============= ============= ============= =============
Basic and diluted loss per
  common share               $      (0.25) $      (0.11) $      (0.44) $      (0.18) $      (1.82)
                             ============= ============= ============= ============= =============
Weighted average number of
 common shares used in per
 share calculation             19,553,484    17,153,510    19,365,249    17,205,718    12,963,609
                             ============= ============= ============= ============= =============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                     3

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)


                                                                                 Deficit
                                                                                 Accumulated
                             Preferred Stock      Common Stock      Additional   During the     Unearned   Total
                           ------------------- -------------------- Paid-in      Development    Compen-    Stockholders'
                            Shares    Amount      Shares     Amount Capital      Stage          sation     Equity
                           ------- ----------- ----------- -------- ------------ -------------- ---------- -------------
Balance -December 31, 1999   2,438 $2,125,175   19,077,310 $ 19,077 $ 13,615,677 $ (15,041,600) $(136,475) $   581,854

Issuance of warrants in
 connection with notes
 payable                         -          -            -        -    3,039,202             -          -    3,039,202

Beneficial conversion
 feature of convertible
 promissory notes                -          -            -        -    1,076,218             -          -    1,076,218

Conversion of 8%
 convertible promissory
 notes into common stock,
 $1.70 per share                 -          -      120,588      121      204,879             -          -      205,000

Conversion of preferred
 stock into common stock      (743)  (650,000)     185,714      186      649,814             -          -            -

Amortization of unearned
 compensation                    -          -            -        -            -             -     55,981       55,981

Exercise of stock options
 for cash, $0.16 to $4.00
 per share                       -          -       30,705       31       10,307             -          -       10,338

Conversion of convertible
 debentures into common
 stock, $1.00 per share          -          -     703,555       703      702,852             -          -      703,555

Stock issued for services,
  $1.19 per share                -          -     450,000       450      533,925             -          -      534,375

Compensation related to
 warrants granted for
 services                        -          -           -         -      434,400             -          -      434,400

Net loss                         -          -           -         -            -    (8,519,655)         -   (8,519,655)
                           ------- ----------- ----------- -------- ------------ -------------- ---------- -------------

Balance - June 30, 2000      1,695 $1,475,175   20,567,872 $ 20,568 $ 20,267,274 $ (23,561,255) $ (80,494) $(1,878,732)
                           ======= =========== =========== ======== ============ ============== ========== =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        4

                 FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                       (A Company in the Development Stage)
                  CONDENSED CONSOLIDATED STAEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                          For the Period
                                                                                          January 5,
                                                                                          1995 (Date of
                                                                  For the Six Months      Inception)
                                                                     Ended June 30,       Through
                                                                  2000           1999     June 30, 2000
                                                              ------------- ------------- --------------
Cash Flows From Operating Activities
  Net Loss                                                    $ (8,519,655) $ (2,900,403) $ (22,867,704)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
  Gain on sale of available-for-sale securities                          -             -        (21,225)
  Loss on sale of assets                                            10,580             -         19,807
  Depreciation and amortization                                    257,183       241,566      1,277,941
  Amortization of debt discount                                  3,121,934        22,943      4,679,070
  Amortization of loan costs                                     1,150,233             -      1,150,233
  Issuance of warrants for interest                                      -             -        109,800
  Compensation paid with stock options                              55,981        72,675        334,706
  Compensation paid by grant of warrants                           434,400             -        619,400
  Issuance of common stock to settle lawsuit                             -             -        175,000
  Exercise of warrants in exchange for services                          -             -         22,523
  Stock issued for services                                        534,375             -        757,102
  Allowance for doubtful accounts                                     (405)            -        154,162
  Changes in operating assets and liabilities:
    Accounts receivable                                            (98,784)      400,428       (153,966)
    Inventory                                                       20,426      (152,057)      (154,324)
    Prepaid expense                                               (125,276)            -       (125,276)
    Accounts payable                                              (482,606)      282,705        294,786
    Accrued liabilities                                           (298,736)      476,895        171,336
    Deferred revenue                                                     -             -         (6,163)
    Other assets                                                   (38,683)      (16,630)      (328,505)
                                                              ------------- ------------- --------------
Net Cash Used In Operating Activities                           (3,979,033)   (1,571,878)   (13,891,297)
                                                              ------------- ------------- --------------
Cash Flows From Investing Activities
  Payments to Flexpoint prior to acquisition                             -             -       (268,413)
  Cash paid to acquire Tamco                                             -             -        (25,000)
  Proceeds from sale of available-for-sale securities                    -             -        455,082
  Net cash received in Nanotech acquisition                              -             -      1,492,907
  Payments received from related parties                                 -             -         34,661
  Collection of receivable from escrow agent                             -             -         64,825
  Payments to purchase equipment                                   (59,204)   (1,835,036)    (2,972,559)
  Proceeds from sale of equipment                                        -             -         22,682
  Issuance of note receivable                                            -             -        (12,507)
  Payments received on note receivable                                   -             -         12,505
  Payments for patents                                              (3,116)      (22,103)      (146,430)
  Insurance proceeds                                                25,365             -         25,365
                                                              ------------- ------------- --------------
Net Cash Provided By (Used In) Investing Activities                (36,955)   (1,857,139)    (1,316,882)
                                                              ------------- ------------- --------------
Cash Flows From Financing Activities
  Proceeds from issuance of preferred stock                              -       460,738        460,738
  Proceeds from issuance of common stock                            10,337       634,786      6,165,449
  Cash payments to officers to repurchase stock                          -             -        (50,000)
  Proceeds from issuance of warrants                             1,809,202             -      1,809,202
  Proceeds from beneficial conversion feature related to
    convertible promissory notes                                 1,076,218             -      1,076,218
  Cash paid for offering costs                                           -             -       (123,020)
  Cash paid for loan costs                                        (203,903)            -       (208,903)
  Collection of receivables from issuance of common stock                -     1,573,750      1,963,750

  Proceeds from borrowings                                       1,982,483       310,000      3,151,444
  Principal payments of debt                                      (375,040)            -       (773,791)
  Borrowings from Nanotech prior to acquisition                          -             -      1,000,000
  Proceeds from related party notes                                 55,000             -      1,625,208
  Principal payments of related party notes                        (35,000)       (1,234       (450,165)
  Payments of capital lease obligations                             (5,053)           -          (5,053)
                                                              ------------- ------------- --------------
Net Cash Provided By Financing Activities                        4,314,244     2,978,040     15,641,077
                                                              ------------- ------------- --------------
Net Change In Cash                                                 298,256      (450,977)       432,898

Cash - Beginning of Period                                         134,642       657,775              -
                                                              ------------- ------------- --------------

Cash - End of Period                                          $    432,898  $    206,798  $     432,898
                                                              ============= ============= ==============

Supplemental cash flow information and non-cash investing and financing activities -  Note 2


         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Through April 1998, the Company operated through Sensitron, Inc., a Utah Corporation, at which time it changed its name to Micropoint, Inc. In June 1999 the name was changed to Flexpoint Sensor Systems, Inc.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its wholly owned subsidiaries (collectively "Flexpoint" or "the Company"). The operations of acquired entities have been included from the date of their acquisitions. Intercompany transactions and accounts have been eliminated in consolidation.

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

Interim Financial Statements - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements have been condensed and do not contain all of the significant accounting policies and disclosures required by generally accepted accounting principles. Accordingly, these condensed financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-KSB dated December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results which will occur for the remainder of 2000.

Business Condition - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Flexpoint as a going concern. However, Flexpoint has suffered losses from operations and has had negative cash flows from operating activities during the six months ended June 30, 2000 and cumulative from inception through June 30, 2000, which conditions raise substantial doubt about Flexpoint's ability to continue as a going concern. Flexpoint's continued existence is dependent upon its ability to obtain additional financing. Management's plans include obtaining additional financing through issuance of debt or equity securities. The Company is negotiating with possible financing sources. However, no agreements have been reached and there is no assurance that additional financing will be realized.

Advertising Costs - During the periods ended June 30, 2000 and 1999, Flexpoint incurred $23,612 and $151,111, respectively, of advertising costs. Flexpoint follows the policy of expensing these advertising costs at the time the advertising services are rendered.

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants and options using the treasury stock method and convertible preferred stock and convertible notes payable using the if-converted method. Stock warrants and options, convertible preferred stock, and convertible notes payable are not included in diluted loss per share during loss periods when those potentially issuable common shares would decrease the loss per share. The effects of 15,247,600 and 9,174,055 potentially issuable common shares from outstanding stock options and warrants at June 30, 2000 and 1999, respectively, were excluded from the calculation of diluted loss per share as they would have decreased loss per share.

Depreciation of Property and Equipment - Depreciation expense for the periods ended June 30, 2000 and 1999 was $237,663 and $222,384, respectively.

Other Assets - Patent costs capitalized as of June 30, 2000 were $182,455 of which $80,737 related to patents being amortized. Amortization expense from patents for the periods ended June 30, 2000 and 1999 was $7,540 and $7,200, respectively.

Goodwill associated with the acquisition of Tamco and Flexpoint, Inc., Utah companies, is being amortized over five years using the straight-line method. Amortization expense from goodwill for the periods ended June 30, 2000 and 1999 was $11,980 and $11,980, respectively.

NOTE 2 - CASH FLOW INFORMATION

Supplemental Cash Flow Information - Cash payments for interest were $364,432 for the periods ended June 30, 2000 and 1999, respectively.

Noncash Investing and Financing Activities - During the six months ended June 30, 2000, the Company issued warrants to purchase 500,000 shares of common stock as a fee for extending the due date of a $1,000,000 note payable. The warrants were valued at their estimated fair value of $2.46 per warrant or $1,230,000. Also during the period, the Company acquired equipment totaling $211,287 for a note payable of $144,435 and capital leases of $66,852. In addition, $905,000 of convertible notes payable and accrued interest of $3,556 was converted into 824,143 shares of common stock.

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

During the period, the Company granted options to new employees which are exercisable at $4.00 per share. Amortization of deferred compensation of
$55,981 was recognized during the six months ending June 30, 2000.   Had
compensation cost for the Plan been determined based upon the fair value of the options at the grant dates consistent with the alternative method of SFAS No.

123, Accounting for Stock Based Compensation, the Company would have recognized approximately $301,565 in non-cash compensation.

NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following:
                                                  June 30,       December 31,
                                                  2000           1999
                                                  -------------- -------------
$2,800,000 Convertible debenture payable, due
  March 1, 2001, interest accrues at 8%, net of
  unamortized discount of $74,409 based on
  imputed interest at 2357%                       $   2,725,591  $         -

$61,000 Convertible debentures payable, due
  June 30, 2000, interest accrues at 8%, net of
  unamortized discount of $0 based on imputed
  interest at 257%                                       61,000            -

Note payable to a vendor, due February 10, 2003,
  interest accrues at 10%                               129,395            -

Note payable to shareholder, due June 18, 2000,
  interest accrues at 20%                                     -      100,000

$1,000,000 Note payable to a shareholder, due
  February 10, 2000, original interest rate of 14%,
  interest of $70,000 was to be prepaid, the
  Company defaulted by not prepaying the interest,
  default interest rate of 28%, default interest
  of $56,611 has been accrued, date of note
  extended to August 10, 2000 by payment of
  $141,290 and issuance of 500,000 warrants, net
  of discount of $0 and $112,826, respectively,
  based on imputed interest at 1407%                  1,000,000       887,174

Note payable to a customer, no stated interest
  rate, payment to be in the form of future
  sales rebates                                       1,100,000             -

Note payable to a shareholder, due July 15, 1999,
  monthly interest accrued at 10%,                            -        60,000
                                                  -------------- -------------
Total Notes Payable                                   5,015,986     1,047,174
Less: Current portion                                 4,931,149     1,047,174
                                                  -------------- -------------

Long-Term Notes Payable                           $      84,837  $          -
                                                  ============== =============

Notes payable to related parties consisted of the following:

                                                  June 30,       December 31,
                                                  2000           1999
                                                  -------------- -------------
Note payable to an employee, due upon demand,
  no stated interest rate                         $      20,000             -
                                                  -------------- -------------

Total Notes Payable to Related Parties            $      20,000  $          -
                                                  ============== =============

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

During the six months ended June 30, 2000, the Company issued 8% convertible promissory notes, a portion of which was converted into common stock.

On March 22, 2000, the Company issued warrants to purchase 500,000 shares of common stock at $2.50 through August 10, 2004 to a note holder as a fee for extending the due date of a $1,000,000 note payable from February 10, 2000 to August 10, 2000. The fair value of the warrants was $1,230,000 as computed using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 121.1%, risk-free interest rate of 6.6% and estimated life of four years. The loan extension fee has been accounted for as unamortized loan costs and is being amortized over the six-month period ending August 10, 2000. Interest expense resulting from amortization of these loan costs was $951,381 during the six months ended June 30, 2000. This note is currently in default.

On March 3, 2000, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") whereby the Company received proceeds of $3,150,000, net of offering costs of $350,000, through June 1, 2000, in exchange for $3,500,000 of convertible debentures and warrants to purchase 2,315,494 shares of common stock from $1.79 to $2.08 with expiration dates through March 3, 2004. The debenture notes are due March 1, 2001 with interest at 8% per annum payable quarterly. Under the terms of the debentures, if the Company's stock price falls below $1.00 for five consecutive days, the principal balance will become redeemable at the option of the lender. The redemption amount is equal to 125% of the outstanding principal plus accrued interest and is payable in ten days. If not redeemed, the conversion price is reduced by $0.50 per share. The purchaser of the debenture is not obligated to purchase the remaining $1.5 million in debentures if the Company is in default or has breached any of its obligations under the agreement or the average of the closing bid price for the Company's common stock is less than or equal to $1.00.

The convertible debentures are convertible into common stock at a conversion price of 80% of the lower of (a) the average of the three lowest closing bid prices for the common stock during the 15 trading days preceding the date of the purchase agreement or (b) the average of the three lowest closing bid prices for the common stock during the 15 trading days preceding conversion, subject to a maximum conversion price of $3.00 per share and a minimum conversion price of $1.00 per share. Up to 33% of the aggregate principal and accrued interest is convertible from March 3, 2000, an additional 33% is convertible from April 2, 2000 and the remaining portion is convertible from May 2, 2000. The notes are convertible through March 1, 2001. If the stock price on the due date of the note is greater than $2.00, the lender is required to convert all outstanding notes into common stock.

Through June 30, 2000, in connection with the issuance of the convertible debentures, the Company also issued 2,315,494 warrants to purchase common stock from $1.79 to $2.08 per share with expiration dates through March 3, 2004. The net proceeds from the Securities Purchase Agreement were allocated between the convertible debentures and the warrants based upon their relative fair values. The estimated fair value of the warrants of $3,698,168 was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 121% to 124%, risk-free interest rate of 6.6% and estimated life of 3.75 years. The warrants were allocated $1,595,417 of the net proceeds of the convertible debentures notes. Of the remaining $1,554,583 net proceeds, $965,537 were allocated to the beneficial conversion feature of the convertible debentures, and $777,948 were allocated to the promissory notes, before $188,902 of loan costs.

The resulting $2,759,088 discount on the promissory notes is based on imputed interest at 2357%. The discount and the loan costs are being amortized through the date the notes are convertible and resulted in amortization expense of $2,868,531 during the six months ended June 30, 2000.

Under the terms of the default provisions of the convertible debentures issued, at any time after issuance (i) an event of default occurs, or (ii) the average of the closing bid prices for the Company's common stock for five consecutive trading days, as quoted on the NASD's OTC Bulletin Board, is less than or equal to $1.00, the Company is required to redeem, at the option of the holder of the debenture, the debenture at 125% of the principal amount of the debentures (plus accrued and unpaid interest and penalties thereon) within ten days of the receipt of notice by the holder. If the Company does not make the payment when due, interest will accrue on all outstanding debentures from and after the redemption date at the default rate of 2.5% per month and the conversion price in connection with any subsequent conversion of the debentures will be reduced by $0.50 per share. In addition, the Agreement states that in an event of default, all of the debentures shall be immediately convertible.

On July 6, 2000, the holder of the debenture gave the Company a notice of redemption under the terms of the Securities Purchase Agreement. The Company was required to redeem all of the remaining $2,800,000 aggregate principal amount of the debentures on or before July 17, 2000 at 125% of the outstanding principal, or $3,500,000. This election was made by the holder because the average closing bid prices for the Company's common stock for the previous five consecutive trading days was less than or equal to $1.00. The Company did not redeem the debentures by July 17, 1000 which was an event of default on the debentures.

On July 18, 2000, the holder gave the Company a notice of conversion relating to $300,000 of principal under the debentures and $3,200 of accrued interest. The default conversion rate on July 18, 2000 was $0.50 per share which resulted in 606,400 shares of common stock being issued. Interest will accrue on the remaining $3,200,000 principal balance at the default interest rate of 2.5% per month.

In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company will record an additional discount on the notes of $740,912 on July 18, 2000. This discount represents the contingent beneficial conversion feature of the debentures due to the default. The discount will be immediately amortized to interest expense since the debentures are immediately convertible.

The Company issued a note payable dated January 17, 2000 to an individual. As additional consideration, the Company issued warrants to purchase 100,000 shares of common stock at $1.80 per share. The warrant is exercisable through January 17, 2002. The proceeds from the loan were allocated to the warrants based upon their fair value. The resulting discount to the note of $100,000 was recognized and amortized during the period ended June 30, 2000.

During the six months ending June 30, 2000 the Company borrowed $55,000 from affiliated shareholders. As of June 30, 2000, $35,000 had been repaid. These are demand notes that bear 0% interest.

NOTE 4  -  STOCKHOLDERS' EQUITY

Convertible debt and Series C warrants to purchase common stock were issued as a unit in an offering in February 2000. The offering resulted in the issuance of warrants to purchase 79,412 shares of common stock at $2.25 per share and $135,000 of notes payable which were convertible into common stock at $1.70 per share. The net proceeds were allocated between the promissory notes and the warrants based upon their relative fair values. The estimated fair value of the warrants of $144,677 was determined using the Black Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 119%, risk-free interest rate of 6.7% and estimated life of three years. The warrants were allocated $69,812 of the net proceeds. Of the remaining $65,188 net proceeds, $58,846 was allocated to the beneficial conversion feature for the promissory note, and $6,342 was allocated to the promissory notes. The resulting discount to the promissory notes was amortized immediately as the notes were convertible upon issuance and resulted in $128,658 of interest expense. The promissory notes were converted into 79,412 shares of common stock in February 2000.

Convertible debt and Series D warrants to purchase common stock were issued as a unit in an offering in February and March 2000. The offering resulted in the issuance of warrants to purchase 77,058 shares of common stock at $2.25 per share and $131,000 of promissory notes which were convertible into common stock at $1.70 per share. The net proceeds were allocated between the promissory notes and the warrants based upon their relative fair values. The estimated fair value of the warrants of $78,887 was determined using the Black Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 121%, risk-free interest rate of 6.6% and estimated life of three years. The warrants were allocated $43,972 of the net proceeds. Of the remaining $87,028 net proceeds, $51,798 was allocated to the beneficial conversion feature for the promissory note, and $35,230 was allocated to the promissory notes. The resulting discount to the notes payable is being amortized through the date the notes are convertible and resulted in interest expense of $95,770 during the period ended June 30, 2000.

In March 2000, 743 shares of convertible preferred stock were converted into 185,714 shares of common stock.

During the period ended June 30, 2000, the Company has received total cash proceed of $10,337 from holders of common stock options, principally from an employee of the Company through payroll deductions. The related shares have been reflected as constructively issued in the accompanying consolidated financial statements.

In connection with the Securities Agreement discussed in Note 3, the Company issued 703,555 shares of common stock as a result of the conversion of a portion of the related convertible debentures and associated accrued interest having a total value of $703,555.

In June 2000, the Company issued 450,000 shares of common stock to a new member of the board of directors and two other individuals or entities for services rendered valued at $534,375.

NOTE 5 - STOCK PURCHASE WARRANTS

During the period ended June 30, 2000, warrants to purchase 2,536,082 shares of common stock were issued as part of financing transactions. Warrants to purchase 500,000 shares of common stock were issued to extend the terms of a note payable. In addition, warrants to purchase 240,000 shares of common stock were issued as compensation for services.

NOTE 6 - PRODUCTS AND SERVICES

Flexpoint's only business relates to sales of electronic sensors and related engineering. It produces sensors for sale to customers in the toy and automotive industries. The components of sales for the six months ended June 30, 2000 and 1999 were as follows:

                                                            June 30,
                                                        2000         1999
                                                  -------------- -------------
Products
   Sales of sensors                               $      18,624  $     41,117
   Licensing royalty                                          -           229
  Tooling and dies                                      109,497        27,597
                                                  -------------- -------------
     Total Products                                     128,121        68,943

Engineering Services                                    155,927       219,006
                                                  -------------- -------------
     Total Sales                                  $     284,048  $    287,949
                                                  ============== =============

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Capital Leases - During the period ended June 30, 2000, the Company entered a capital lease for certain equipment. Property and equipment under capital lease as of June 30, 2000 is as follows:

    Machinery and equipment...................$     66,852
    Accumulated depreciation..................      (2,101)
                                              -------------

    Net Machinery and Equipment...............$     64,751
                                              =============

Future minimum lease payments as of June 30, 2000 are as follows:

   Year Ending December 31,
            2000.............................$    15,369
            2001.............................     26,346
            2002.............................     26,346
            2003.............................     15,453
            2004.............................     14,463
            Thereafter.......................      3,616
                                             -----------
                                                 101,593
Less amount representing executory costs.....      6,331
                                             -----------
Net minimum lease payments...................     95,262
Less amount representing interest............     33,463
                                             -----------
Present value................................     61,799
Less current portion.........................      5,952
                                             -----------

Long-Term Capital Lease Obligation...........$    55,847
                                             ===========

Operating Leases - Flexpoint is obligated under operating lease agreements for its facilities and office space. Flexpoint has an option to renew one lease for an additional three year period. Flexpoint is also required under the terms of the lease to maintain a letter of credit with a federally insured bank in the amount of $50,000. The letter of credit has been issued by a bank to the lessor and is secured by $50,000 of cash on deposit with the bank. If Flexpoint falls into default under the lease, the lessor may drawn upon the letter of credit. The letter of credit is to be reduced by $10,000 per year. The unused balance of the letter of credit as of June 30, 2000 was $40,000. Future minimum lease payments under operating leases at June 30, 2000 are as follows:

          Year Ending December 31:
                   2000......................$    197,048
                   2001......................     309,850
                   2002......................     249,900
                   2003......................     249,900
                                             ------------
                   Total.....................$  1,006,698
                                             ============

Lease expense for the periods ended June 30, 2000 and 1999 was $180,706 and $171,026, respectively.

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

NOTE 8   SUBSEQUENT EVENTS

      On July 6, 2000, the holder of the convertible debentures described in
Note 3 gave written notice to the Company of mandatory redemption of debentures in the aggregate principal amount of $2,800,000 as a result of the average closing bid price of the Company's common stock being less than or equal to $1.00 for five consecutive days. On July 18, 2000, the investor gave the Company notice of default and subsequently converted into common stock $303,200 in amounts owing under the debentures into 606,400 shares of common stock. The Company remains in default with respect to this obligation and currently owes to the investor and its assigns $3,200,000 in principal and penalties plus accrued interest.

      In February 2000, the Company defaulted on a note payable to an investor in the principal amount of $1,000,000 by not making payment on February 10, 2000, the maturity date. This loan is secured by the assets of the Company. The Company was also in default of the prepaid interest provision of the note. The investor offered to extend the note for an additional six months and waive any default interest for consideration of 500,000 warrants with an exercise price of $2.15. In order to extend the maturity of the note, the investor also required a prepayment of interest, plus attorney fees, in the total amount of $141,920. Management accepted the offer to extend the note through August 10, 2000, by effectively issuing the warrants and making payment of the interest on March 27, 2000. As of August 10, 2000, the Company has not made payment of the note payable. Consequently, the Company is in default on this note.

        [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis provides information that the Company believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. The discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto. Except as otherwise stated or implied by the context, all references to the "Company" refer to Flexpoint Sensor Systems, Inc. and its subsidiaries on a consolidated basis.

Overview

     The Company is in the development stage and since inception, has incurred losses from operations. As of June 30, 2000, the Company had cumulative losses totaling $23,561,255. The Company is primarily engaged in the sensor business and is currently marketing its patented Bend Sensor technology. Sensing devices can be used to measure or sense changes that occur when a sensor is bent. Sensors typically trigger an electronic device when the sensor is activated. The worldwide market for sensing devices has grown significantly as a result of better technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. The Company believes this worldwide market growth will continue.

Financial Position

      The Company had $432,898 in cash as of June 30, 2000. This represented an increase of $298,256 from December 31, 1999. Working capital (deficit) as of June 30, 2000 increased to $(4,506,129) as compared to working capital of $(2,167,065) at December 31, 1999. The increase is largely due to an increase in the amounts owing under notes payable that are currently due or in default and increased general and administrative and research and development expenses associated with the Supply Agreement (as defined below). The Company currently has minimal cash and there is substantial doubt whether the Company will continue as a going concern. See " Liquidity and Capital Resources." The discussion for the three and six months ended June 30, 2000 and 1999, below, assumes that the Company will continue as a going concern of which there can be no assurance.

Three and Six Months Ended June 30, 2000 and 1999

      During the three and six months ended June 30, 2000, the Company had revenues of $135,842 and $284,048, respectively. These revenues were comprised of $72,101 and $155,927 in engineering fees for the respective periods and $63,741 and $128,121 in product sales for the respective periods. This is compared with revenues of $166,193 and $287,950 for the comparable period from the prior year, comprised primarily of engineering fees.

      Substantially all of the Company's revenues were generated under a Purchase and Supply Agreement (the "Supply Agreement") between the Company and Delphi Automotive Systems ("Delphi") that was executed in June, 1998. The Company expects to derive a substantial portion of its future income from the sale of its Sensor Mat System to Delphi. Under the Supply Agreement, Delphi may purchase sensor mats incorporating the Bend Sensor technology into a "smart" air bag system being developed for General Motors. The Company currently has one production line in place. This line has produced over 15,000 pre-production seat sensors. Management previously believed that all known technical and manufacturing issues had been properly identified and resolutions were being implemented. Some of the proposed resolutions have not been satisfactory. Additional technical and manufacturing issues have subsequently arisen. Solutions to outstanding technical and manufacturing issues are being developed and are in the process of being implemented, however, there can be no assurance that the Company will be successful in resolving these issues. The Company is unsure when manufacturing will begin under the Supply Agreement. There can be no assurance that General Motors and Delphi will acquire the Sensor Mat Systems under the Supply Agreement, that additional technical and manufacturing difficulties will not arise, that production will be in the amounts anticipated, or that manufacturing will begin when anticipated or at all.

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

     General and administrative expenses for the three and six months ended June 30, 2000 were $1,862,844 and $2,666,372, respectively, compared with $959,677 and $1,633,740 for the comparable periods from the prior year. The increase in expenditures between the periods resulted primarily from an increase in costs relating to compensation of directors and employees and increases in depreciation expense. Specifically, during the three months ended June 30, 2000 the Company paid Steve Young $415,625 non-cash compensation for joining the board and acting as a spokesman and advisor to the Company. Additional non-cash compensation was paid to two entities associated with Mr. Young valued at $553,150.

     Research and development expenses for the three and six months ended June 30, 2000 were $832,463 and $1,546,227, respectively, compared with $793,741 and $1,463,820 for the comparable periods from the prior year. The increase in expenditures between the periods resulted primarily from increases in research and development spending relating to the Supply Agreement, including employee additions.

     Interest expense from amortization debt discount and loan costs for the three and six months ended June 30, 2000 was $2,197,843 and $4,272,167, respectively, compared with $22,943 for the three and six months ended June 30, 1999. The interest expense from amortization of debt discount related to the Company's issuance of common stock warrants and convertible notes. The proceeds of the loans were allocated to the warrants based on the fair market value of the warrants. The resulting discounts are amortized over the period through which the notes are convertible. At June 30, 2000, the Company had unamortized debt discount of $74,409.

     Net interest and other income, excluding interest expense of debt discount, was $(131,640) and $(207,200) for the three and six months ended June 30, 2000, respectively, and $295 and $12,827 for the comparable periods from the prior year. The net interest and other income relates mainly to interest earned on funds on deposit. As funds on deposit have decrease and borrowing have increase, the Company has incurred increased interest costs and decreased interest income.

     Liquidity and Capital Resources

     To date, the Company has financed its operations principally through private placements of debt and equity securities and sales. The Company generated $15,641,077 in net proceeds through financing activities from inception through June 30, 2000 and it received $4,314,244 in net proceeds from financing activities during the six months ended June 30, 2000. The Company used net cash in operating activities of $13,891,297 from inception through June 30, 2000 and the Company used $3,979,033 in operating activities during the six months ended June 30, 2000. As of June 30, 2000, the Company's total liabilities were $5,808,149, net of unamortized debt discount of $74,409. The Company had a working capital (deficit) as of June 30, 2000 of $(4,506,129).

     As of August 15, 2000, the Company had minimal cash. The Company has committed to spend $197,048 in lease payments for its physical facilities during the remainder of 2000 and $309,850, $249,900 and $249,900 in physical facilities lease payments for the years 2001 through 2003, respectively. The Company has $97,977 in future minimum lease payments relating to machinery and equipment during the remainder of 2000 through 2004 and $3,616 in minimum payments thereafter. The Company has also committed to purchase a platen printing press for $192,000 of which $64,000 has already been paid.

     In February 2000, the Company defaulted on a note payable to an investor in the principal amount of $1,000,000 by not making payment on February 10, 2000, the maturity date. This loan is secured by the assets of the Company. The Company was also in default on the prepaid interest provision of the note. The investor offered to extend the note for an additional six months and waive any default interest for consideration of 500,000 warrants with an exercise price of $2.15. In order to extend the maturity of the note, the investor also required a prepayment of interest, plus attorney fees, in the total amount of $141,920. Management accepted the offer to extend the note through August 10, 2000 by effectively issuing the warrants and making payment of the interest on March 27, 2000. As of August 10, 2000, the Company is in default on this note and the Company does not have the funds to repay the amounts owed. The note holder may foreclose on the assets of the Company as a result of this default. Such a foreclosure would likely result in the Company ceasing to conduct business.

     On March 3, 2000, the Company closed on a financing of up to $5,000,000 pursuant to a Securities Purchase Agreement, dated March 3, 2000 (the "Securities Purchase Agreement"). Under the Securities Purchase Agreement the investor made investments of $2,000,000 in March 2000 and additional investments of $500,000 each in April, May and June, net of offering costs of $350,000. In exchange for these investments, the investor received convertible debentures in the total principal amount of $3,500,000 and Series 2000-A Warrants exercisable for 2,315,494 shares of the Company's common stock at exercise prices between $1.79 and $2.08 per shares. Additional investments of $500,000 each were expected in July, August and September.

     The debentures are due and payable in full on or before March 1, 2001 and require the payment of quarterly interest payments at the rate of 8% per annum. The investor may require the redemption of the debentures if the Company's average closing bid price falls to $1 or less per share for five consecutive days. In the event of mandatory redemption, the Company is required to pay to the investor an amount equal to 125% of the aggregate principal amount of the debentures plus accrued interest. In the event of non-payment, the conversion price on any future conversions is reduced by $.50 per share and interest accrues on the unpaid amounts owing at the default rate of 2.5% per month (collectively, the "Default Provisions").

      During June 2000, the investor converted debentures in the principal amount of $700,000 plus accred interest of $3,555 into 703,555 shares of common stock.

      On July 6, 2000, the investor gave written notice to the Company of mandatory redemption of debentures in the aggregate principal amount of $2,800,000 as a result of the average closing bid price of the Company's common stock being less than or equal to $1.00 for five consecutive days. In July the investor also gave the Company notice that it is indefinitely postponing any additional investments under the Securities Purchase Agreement.

      The Company has minimal cash and cannot presently pay the principal or interest payments due as a result of the mandatory redemption and is in default under this note. On July 18, 2000 the investor gave the Company notice and subsequently converted $303,200 in amounts owing under the debentures into 606,400 shares of common stock. The Company currently owes to the investor and its assigns $3,200,000 in principal and penalties and interest on said amount is accruing at the rate of 2.5% per month. If the Company is unable to repay the obligation, of which there can be no assurance, it will have a material adverse effect on the Company, particularly in light of the Default Provisions, and may result in the Company ceasing operations.

     In May 2000, the Company entered into an amendment to the Supply Agreement. Under the terms of the amendment, Delphi was to provide the Company with a $4,100,000 interest free loan. In May 2000, $800,000 was advanced to Flexpoint, additional $300,000 payments were advanced in June and July and additional $300,000 payments are to be advanced during each of the following nine months. The loan proceeds are to be used for costs directly related to the Delphi programs. Delphi has the right to withhold future loan amounts in the event Flexpoint is not using its best efforts to successfully implement the occupant classification system or if related milestones are not achieved. There can be no assurance that the Company will receive any additional payments pursuant to the Supply Agreement, as amended. In addition, Delphi's non-competition obligation in the Supply Agreement was deleted. At Delphi's election, the loan will be repaid either through a rebate on the sales of sensor mats from Flexpoint to Delphi, as payment toward the purchase price of Flexpoint common stock at a price not in excess of $2.23 per share (115% percent of the closing price as of the effective date of the amendment) or some combination of the foregoing which Delphi shall determine at a future date. The parties are discussing possible additional modifications to the Supply Agreement. There can be no assurance that the Supply Agreement will be revised or that if revised, that it will be on terms favorable to the Company.

     At June 30, 2000, the Company also has an additional $81,000 in short term loans outstanding. Of this amount, $51,000 was subsequently paid. The remaining amounts presently outstanding are either in default or due on demand. The Company has long term loans in the amount of $129,395.

     The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to expand facilities, complete development and bring products under development to market, the level of sales and marketing for its products and the amounts owed on debt and related penalties that is not converted. Management had previously thought that existing funds received under the Securities Purchase Agreement and funds generated from sales would be sufficient to support its operations through September 2000. Due to the fact that all funding under the Securities Purchase Agreement was indefinitely suspended and notwithstanding the fact that the Company has received additional funding from Delphi, the Company does not have sufficient cash to pay its current liabilities and sustain current operating costs. The Company may need to acquire additional debt or equity funding in order to sustain its operations or may substantially reduce operating costs which may have a materially adverse affect on the Company's ability to fulfill its obligations under the Supply Agreement.

      The Company is working to obtain additional funding from several sources, including current and future customers. The Company has no commitments for funding and there can be no assurance that additional funding will be available to the Company on commercially reasonable terms or in the necessary amounts. Any inability to obtain significant amounts of additional financing in the immediate future will have a material adverse effect on the Company, including the inability of the Company to continue its operations.

Mike Wallace d.b.a. Pure Imagination

      The Company retained Mike Wallace d.b.a. Pure Imagination ("Wallace") and a number of independent contractors to develop software intended to be used in connection with automobile seat sensors as part of a "smart" air bag system. Management believes it owns all right, title and interest to said software because the software was developed at the request of the Company for which the Company has paid compensation to both Wallace and the independent contractors. Disputes have arisen between Wallace and the Company with respect to ownership rights in the software. Wallace is asserting that he owns all rights to the software source code and that the Company must pay additional compensation to use the software with the Company's Bend Sensor Technology and for other non-Bend Sensor applications. As a result of the dispute, Wallace is refusing to release the software source code for the Company's use and is hindering the Company's further development of the software including the Company's access to the software development facility The Company and Wallace are in negotiations regarding this matter. In the event the Company is not able to successfully and timely resolve this matter through negotiations or otherwise, of which there can be no assurance, it will likely result in the Company incurring substantial additional software and development expenses and will materially delay further development of the Company's seat sensor under the Supply Agreement. A material delay could have an adverse affect on the Company, including the inability to timely complete development of the seat sensor under the Supply Agreement, and the termination of the Supply Agreement.

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


   [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                   PART II   OTHER INFORMATION

Item 1. Legal Proceedings.

          None.

Item 2. Changes in Securities.

Securities Purchase Agreement

      On March 3, 2000, the Company closed on a financing of up to $5,000,000 pursuant to the Securities Purchase Agreement. Under the Securities Purchase Agreement the investor made investments of $2,000,000 in March 2000 and additional investments of $500,000 each in April, May and June, net of offering costs of $350,000. In exchange for these investments, the investor received convertible debentures in the total principal amount of $3,500,000 and Series 2000-A Warrants exercisable for 2,315,494 shares of the Company's common stock at exercise prices between $1.79 and $2.08 per shares through March 3, 2004. Additional investments of $500,000 each were expected in July, August and September.

      The debentures are convertible into common stock at a conversion price of 80% of the lower of (a) the average of the three lowest closing bid prices for the common stock during the 15 trading days preceding the date of the purchase agreement or (b) the average of the three lowest closing bid prices for the common stock during the 15 trading days preceding conversion, subject to a maximum conversion price of $3.00 per share and a minimum conversion price of $1.00 per share.

      The debentures are due and payable in full on or before March 1, 2001 and require the payment of quarterly interest payments at the rate of 8% per annum. The investor may require the redemption of the debentures if the Company's average closing bid price falls to $1 or less per share for five consecutive days. In the event of mandatory redemption, the Company is required to pay to the investor an amount equal to 125% of the aggregate principal amount of the debentures plus accrued interest. In the event of non-payment, the conversion price on any future conversions is reduced by $.50 per share and interest accrues on the unpaid amounts owing at the default rate of 2.5% per month (collectively, the "Default Provisions").

     In June 2000, the investor converted debentures in the principal amount of $700,000 plus accrued interest of $3,555 into 703,555 shares of common stock.

      On July 6, 2000, the investor gave written notice to the Company of mandatory redemption of debentures in the aggregate principal amount of $2,800,000 as a result of the average closing bid price of the Company's common stock being less than or equal to $1.00 for five consecutive days. In July the investor also gave the Company notice that it is indefinitely postponing any additional investments under the Securities Purchase Agreement. The Company has not paid the amount owning under the debentures and is currently in default.

      On July 18, 2000 the investor converted $303,200 in amounts owing on the debentures into 606,400 shares of common stock.

Amendment to Supply Agreement

      In May 2000, the Company entered into an amendment to the Supply Agreement. Under the terms of the amendment, Delphi was to provide the Company with a $4,100,000 interest free loan. In May 2000, $800,000 was advanced to Flexpoint, additional $300,000 payments were advanced in June and July and additional $300,000 payments were to be advanced during each of the following nine months. The loan proceeds are to be used for costs directly related to the Delphi programs. Delphi has the right to withhold future loan amounts in the event Flexpoint is not using its best efforts to successfully implement the occupant classification system or if related milestones are not achieved. In addition, Delphi's non-competition obligation in the Purchase and Supply Agreement was deleted. At Delphi's election, the loan will be repaid either through a rebate on the sales of sensor mats from Flexpoint to Delphi, as payment toward the purchase price of Flexpoint common stock at a price not in excess of $2.23 per share (115% percent of the closing price as of the effective date of the amendment) or some combination of the foregoing which Delphi shall determine at a future date.

Other

      In June 2000 the Company issued 350,000 shares of common stock to Steve Young for joining the board of directors and acting as a spokesperson and advisor to the Company and 100,000 shares to two others for services rendered in connection therewith along with an additional 240,000 $2.00 common stock warrants. In August 2000, Steve Young resigned as a director of the Company, while agreeing to continue as a spokesman and advisor to the Company.

     The above referenced transactions were exempt from registration under Rule 506 of Regulation D, Section 4(2) of the Securities Act of 1933 and
Section 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with any of these transactions.


Item 3. Defaults Upon Senior Securities.

     In February 2000, the Company defaulted on a note payable to an investor in the principal amount of $1,000,000 by not making payment on February 10, 2000, the maturity date. This loan is secured by the assets of the Company. The Company was also in default of the prepaid interest provision of the note. The investor offered to extend the note for an additional six months and waive any default interest for consideration of 500,000 warrants with an exercise price of $2.15. In order to extend the maturity of the note, the investor also required a prepayment of interest, plus attorney fees, in the total amount of $141,920. Management accepted the offer to extend the note through August 10, 2000 by effectively issuing the warrants and making payment of the interest on March 27, 2000. As of August 10, 2000, the Company is in default on this note and the Company does not have the funds to repay the amount owing as of that date. The note holder may foreclose on the assets of the Company as a result of this default.

      On March 3, 2000, the Company closed on a financing pursuant to the Securities Purchase Agreement, dated March 3, 2000. Under the Securities Purchase Agreement the investor made investments of $2,000,000 in March 2000 and additional investments of $500,000 each in April, May and June, net of offering costs of $350,000. In exchange for these investments, the investor received convertible debentures in the total principal amount of $3,500,000 and Series 2000-A Warrants exercisable for 2,315,494 shares of the Company's common stock at exercise prices between $1.79 and

$2.08 per shares.

     The debentures are due and payable in full on or before March 1, 2001 and require the payment of quarterly interest payments at the rate of 8% per annum. The investor may require the redemption of the debentures if the Company's average closing bid price falls to $1 or less per share for five consecutive days. In the event of mandatory redemption, the Company is required to pay to the investor an amount equal to 125% of the aggregate principal amount of the debentures plus accrued interest. In the event of non-payment, the conversion price on any future conversions is reduced by $.50 per share and interest accrues on the unpaid amounts owing at the default rate of 2.5% per month (collectively, the "Default Provisions").

     In June 2000, the investor converted debentures in the principal amount of $700,000 plus accrued interest of $3,555 into 703,555 shares of common stock. On July 6, 2000, the investor gave written notice to the Company of mandatory redemption of debentures in the aggregate principal amount of $2,800,000 as a result of the average closing bid price of the Company's common stock being less than or equal to $1.00 for five consecutive days. On July 18, 2000 the investor gave the Company notice and subsequently converted into common stock $303,200 in amounts owing under the debentures into 606,400 shares of common stock. The Company is in default with respect to this obligation and currently owes to the investor and its assigns $3,200,000 in principal and penalties and interest on said amount is accruing at 2.5% per month.

Item 4. Submission of Matters to Vote of Securityholders.

     None.

Item 5. Other Information.

      On August 16, 2000, Steve Young resigned as a director of the Company. Mr. Young has agreed to continue acting as an advisor and spokesman for the Company.


Item 6. Exhibits and Reports on Form 8-K

     (a)                         INDEX TO EXHIBITS


EXHIBIT
NO.      DESCRIPTION OF EXHIBIT
-------  ----------------------

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

27.1     Financial Data Schedule


(b)   Reports on Form 8-K:

      On June 2, 2000, the Company filed a Current Report on Form 8-K, dated May 5, 2000, disclosing under Item 5 information relating to the amendment to the Supply Agreement and the addition of a member of the Company's board of directors.

                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     August 18, 2000           FLEXPOINT SENSOR SYSTEMS, INC.


                                    By   /s/ John F.  Trotter II
                                      _____________________________________
                                      John F. Trotter, President and Chief
                                      Executive Officer

Date:     August 18, 2000


                                    By  /s/ Charles D. Roe
                                      _____________________________________
                                      Charles D. Roe, Chief Financial Officer