Form 10QSB
period 2000-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2000-11-20
CIK 925660

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                            ______________________

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

              For the Quarterly Period Ended September 30, 2000

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

                             [XX] Yes     [  ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                    Outstanding as of November  16, 2000
     -----------------------------    -------------------------------------
     Common Stock, $.001 par value               71,253,231

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements


               FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                   September 30, December 31,
                                                       2000         1999
                                                   ------------- -------------
                                    ASSETS

Current Assets
  Cash                                             $     91,738  $    134,642
  Trade accounts receivable, net of allowance for
   doubtful accounts of $15,109 and $3,000               32,819        36,656
  Inventory                                              52,184       174,750
  Prepaid expenses                                       15,878        29,323
  Unamortized loan costs                                      -             -
                                                   ------------- -------------
  Total Current Assets                                  192,619       375,371
                                                   ------------- -------------
Property and Equipment                                2,675,809     3,403,651
  Less accumulated depreciation                      (1,309,512)     (847,172)
                                                   ------------- -------------
  Net Property and Equipment                          1,366,297     2,556,479
                                                   ------------- -------------
Deposits                                                 26,875        54,549

Patents, net of accumulated amortization
  of $68,097 and $59,418                                114,358       119,921

Goodwill, net of accumulated amortization
    of $0 and $101,832                                        -        17,970
                                                   ------------- -------------
Total Assets                                       $  1,700,149  $  3,124,290
                                                   ============= =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Notes payable and convertible debentures, net
   of unamortized discount of $0 and $112,826      $  6,039,396  $  1,047,174
  Payable - related party                                20,000             -
  Capital lease obligation                               61,085             -
  Accrued lease obligation on abandoned office
    and manufacturing facility                          975,000             -
  Trade accounts payable                                619,469       956,206
  Accrued liabilities                                   350,382       539,056
                                                   ------------- -------------
  Total Current Liabilities                           8,065,332     2,542,436
                                                   ------------- -------------

Commitments and Contingencies- Note 9

Stockholders' Equity (Deficit)
  Preferred stock - $0.001 par value; 1,000,000
    shares authorized; 4,500 shares designated
    Series A Convertible Preferred; $875 stated
    value per share; 1,695 and 2,438 shares issued
    and outstanding; liquidation preference
    $1,483,125 and $2,133,250                         1,475,175    2,125,175
  Common stock - $0.001 par value; 100,000,000
    shares authorized; 21,181,312 and 19,077,310
    shares issued and outstanding                        21,181       19,077
  Additional paid-in capital                         21,152,037   13,615,677
  Deficit accumulated during the development stage  (28,950,052) (15,041,600)
  Unearned compensation                                 (63,524)    (136,475)
                                                   ------------- -------------
  Total Stockholders' Equity (Deficit)               (6,365,183)      581,854
                                                   ------------- -------------
Total Liabilities & Stockholders' Equity (Deficit) $  1,700,149  $  3,124,290
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

               FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                                                        For the Period
                                                                                        January 5, 1995
                                   For the Three Months        For the Nine Months      (Date of
                                    Ended September 30,        Ended September 30,      Inception)Through
                                   2000          1999           2000          1999      Sept. 30, 2000
                              -------------- ------------- ------------- -------------- ---------------
Sales                         $      69,446  $    297,558  $    276,717  $     498,701  $    3,666,609

Cost of goods sold                   26,902       143,440       123,272        201,902       1,857,773
                              -------------- ------------- ------------- -------------- ---------------

Gross Profit                         42,544       154,118       153,445        296,799       1,808,836
                              -------------- ------------- ------------- -------------- ---------------
Operating Expenses
  General and administrative
   expenses                         836,983     1,143,383     3,399,349      2,674,379      10,497,906
  Research and development          496,328       905,358     2,042,555      2,369,178       8,686,420
  Contract and manufacturing
   activity exit costs            2,230,864             -     2,230,864              -       2,230,864
                              -------------- ------------- ------------- -------------- ---------------
    Total Operating Expenses      3,564,175     2,048,741     7,672,768      5,043,557      21,415,190
                              -------------- ------------- ------------- -------------- ---------------

Loss From Continuing Operations  (3,521,631)   (1,894,623)   (7,519,323)    (4,746,758)    (19,606,354)

Other Income (Expense)
  Interest expense                 (973,819)      (72,267)   (1,197,681)       (76,618)     (1,463,111)
  Interest from amortization
   of debt discount and loan
   costs                           (937,930)     (466,308)   (5,210,097)      (489,251)     (6,877,033)
  Interest income                     4,435         3,898        21,109         20,542          80,008
  Other income (expense), net       (51,695)       37,207       (51,695)        37,742        (199,548)
                              -------------- ------------- ------------- -------------- ---------------
     Other Expense, Net          (1,959,009)     (497,470)   (6,438,364)      (507,585)     (8,459,684)
                              -------------- ------------- ------------- -------------- ---------------
Net Loss From Continuing
 Operations                      (5,480,640)   (2,392,093)  (13,957,687)    (5,254,343)    (28,066,038)

Discontinued Operations
  Income (Loss) from
   discontinued Tamco
   operations                       (33,260)        1,348       (75,868)       (36,322)       (315,566)
  Gain on disposal of Tamco         125,103             -       125,103              -         125,103
                              -------------- ------------- ------------- -------------- ---------------


Net Loss                         (5,388,797)   (2,390,745)  (13,908,452)    (5,290,665)    (28,256,501)

Preferred dividends                       -      (559,551)            -       (693,551)       (693,551)
                              -------------- ------------- ------------- -------------- ---------------
Loss applicable to common
  shareholders                $  (5,388,797) $ (2,950,296) $(13,908,452) $  (5,984,216) $  (28,950,052)
                              ============== ============= ============= ============== ===============
Basic and diluted loss
 per common share

   Loss from Continuing
     Operations               $       (0.27) $      (0.17) $      (0.70) $       (0.35) $        (2.16)
                              ============== ============= ============= ============== ===============
   Net Loss                   $       (0.26) $      (0.17) $      (0.70) $       (0.35) $        (2.17)
                              ============== ============= ============= ============== ===============
Weighted average number of
  common shares used in per
  share calculation              20,569,092    17,194,020    19,932,849     17,201,774      13,318,966
                              ============== ============= ============= ============== ===============



              The accompanying notes are an integral part of these
                  condenses consolidated financial statements.


                 FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                 Deficit
                                                                                 Accumulated
                             Preferred Stock      Common Stock      Additional   During the     Unearned   Total
                           ------------------- -------------------- Paid-in      Development    Compen-    Stockholders'
                            Shares    Amount      Shares     Amount Capital      Stage          sation     Equity
                           ------- ----------- ----------- -------- ------------ -------------- ---------- -------------
Balance -December 31, 1999   2,438 $2,125,175   19,077,310 $ 19,077 $ 13,615,677 $ (15,041,600) $(136,475) $    581,854

Issuance of warrants in
 connection with notes
 payable                         -          -            -        -    3,039,202             -          -     3,039,202

Beneficial conversion
 feature of convertible
 promissory notes                -          -            -        -    1,076,218             -          -     1,076,218

Conversion of 8%
 convertible promissory
 notes into common stock,
 $1.70 per share                 -          -      120,588      121      204,879             -          -       205,000

Conversion of preferred
 stock into common stock      (743)  (650,000)     185,714      186      649,814             -          -             -

Exercise of stock options
 for cash, $0.16 to $4.00
 per share                       -          -       30,705       31       10,307             -          -        10,338

Conversion of convertible
 debentures into common
 stock, $1.00 per share          -          -     703,555       703      702,852             -          -       703,555

Stock issued for services,
  $1.19 per share                -          -     450,000       450      533,925             -          -       534,375

Compensation related to
 warrants granted for
 services                        -          -           -         -      434,400             -          -       434,400

Conversion of convertible
 debenture into common
 stock, $0.50 per share          -          -     606,400       606      302,594             -          -       303,200

Contingent beneficial
 conversion feature of
 convertible promissory
 notes                           -          -           -         -      579,851             -          -       579,851

Issuance in settlement
 of lawsuit, $0.28 per
 share                           -          -       7,500         7        2,093             -          -         2,100

Issuance of warrants in
 settlement of lawsuit           -          -           -         -        2,100             -          -         2,100

Cancellation of options
 exercised through payroll
 deductions                      -          -        (460)        -       (1,875)            -          -        (1,875)

Amortization of unearned
 compensation                    -          -           -         -            -             -     72,951        72,951

Net loss                         -          -           -         -            -   (13,908,452)         -   (13,908,452)
                           ------- ----------- ----------- -------- ------------ -------------- ---------- -------------
Balance -
 September 30, 2000          1,695 $1,475,175   21,181,312 $ 21,181 $ 21,152,037 $ (28,950,052) $ (63,524) $ (6,365,183)
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


                 FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STAEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         For the Period
                                                                                         Jan. 5, 1995
                                                           For the Nine Months Ended     (Date of
                                                                 September 30,           Inception)
                                                         ------------------------------  Through
                                                            2000            1999         Sept. 30, 2000
                                                         --------------- --------------- --------------
Cash Flows From Operating Activities
  Loss From Continuing Operations                        $  (13,957,687)  $  (5,254,343) $ (28,066,038)
  Adjustments to reconcile loss from continuing operations
   to net cash used by operating activities:
  Loss from discontinued Tamco operations                       (75,868)        (36,322)      (315,566)
  Gain on disposal of Tamco                                     125,103               -        125,103
  Contract and manufacturing activity exit costs              2,230,864               -      2,230,864
  Gain on sale of available-for-sale securities                       -               -        (21,225)
  Loss on disposition of assets                                  (7,870)              -          1,357
  Depreciation and amortization                                 370,999         367,722      1,391,757
  Amortization of debt discount and loan costs                5,210,096         489,201      6,767,232
  Default penalty on convertible debentures                     700,000               -        700,000
  Issuance of warrants for interest                                   -               -        109,800
  Compensation paid with stock options                           72,951         378,864        351,676
  Compensation paid by grant of warrants                        434,400               -        619,400
  Issuance of common stock  and warrants to settle lawsuits       4,200               -        179,200
  Exercise of warrants in exchange for services                       -          22,523         22,523
  Stock issued for services                                     534,375               -        757,102
  Allowance for doubtful accounts                                12,109         (49,115)       166,676
  Changes in operating assets and liabilities:
    Accounts receivable                                         (13,950)        289,984        (69,132)
    Inventory                                                    27,566        (113,274)      (147,184)
    Accounts payable                                           (328,940)        374,895        448,452
    Accrued liabilities                                        (179,309)        212,137        290,763
    Deferred revenue                                                  -               -         (6,163)
    Other assets                                                 19,531         (15,662)      (270,291)
                                                         --------------- --------------- --------------
  Net Cash Used In Operating Activities                      (4,821,430)     (3,333,390)   (14,733,694)
                                                         --------------- --------------- --------------
Cash Flows From Investing Activities
  Payments to Flexpoint prior to acquisition                          -               -       (268,413)
  Cash paid to acquire Tamco                                          -               -        (25,000)
  Proceeds from sale of Tamco                                    47,308               -         47,308
  Proceeds from sale of available-for-sale securities                 -               -        455,082
  Net cash received in Nanotech acquisition                           -               -      1,492,907
  Payments received from related parties                              -               -         34,661
  Collection of receivable from escrow agent                          -               -         64,825
  Payments to purchase equipment                               (151,689)     (1,898,220)    (3,065,044)
  Proceeds from sale of equipment                                     -               -         22,682
  Issuance of note receivable                                         -               -        (12,507)
  Payments received on note receivable                                -               -         12,505
  Payments for patents                                           (3,116)        (37,180)      (146,430)
  Insurance proceeds                                             25,365               -         25,365
                                                         --------------- --------------- --------------
  Net Cash Provided By (Used In) Investing Activities           (82,132)     (1,935,400)    (1,362,059)
                                                         --------------- --------------- --------------
Cash Flows From Financing Activities
  Proceeds from issuance of preferred stock                           -         460,738        460,738
  Proceeds from issuance of common stock                          8,463       1,403,390      6,163,575
  Cash payments to officers to repurchase stock                       -               -        (50,000)
  Proceeds from issuance of warrants                          1,809,202               -      1,809,202
  Proceeds from beneficial conversion feature related to
   convertible promissory notes                               1,076,218               -      1,076,218
  Cash paid for offering costs                                        -         (20,263)      (123,020)
  Cash paid for loan costs                                     (203,903)              -       (208,903)
  Collection of receivables from issuance of common stock             -       1,573,750      1,963,750
  Proceeds from borrowings, net of discounts                  2,582,484       1,510,000      3,751,445
  Principal payments of debt                                   (426,039)       (300,000)      (824,790)
  Borrowings from Nanotech prior to acquisition                       -               -      1,000,000
  Proceeds from related party notes                              55,000               -      1,625,208
  Principal payments of related party notes                     (35,000)         (1,234)      (450,165)
  Payments of capital lease obligations                          (5,767)              -         (5,767)
                                                         --------------- --------------- --------------
  Net Cash Provided By Financing Activities                   4,860,658       4,626,381     16,187,491
                                                         --------------- --------------- --------------
  Net Change In Cash                                            (42,904)       (642,409)        91,738
Cash - Beginning of Period                                      134,642         657,775              -
                                                         --------------- --------------- --------------
Cash - End of Period                                     $       91,738  $       15,366  $      91,738
                                                         =============== =============== ==============

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

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Through April 1998, the Company operated through Sensitron, Inc., a Utah Corporation, at which time it changed its name to Micropoint, Inc. In June 1999, the name was changed to Flexpoint Sensor Systems, Inc.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its wholly owned subsidiaries (collectively "Flexpoint" or the "Company"). The operations of acquired entities have been included from the date of their acquisitions. Intercompany transactions and accounts have been eliminated in consolidation.

Technology and Machine Company, Inc. (Tamco), a wholly owned subsidiary of Sensitron, Inc., was sold to an unrelated party effective September 27, 2000. The loss from operations of this discontinued operation have been reflected separately in the accompanying condensed consolidated statements of operations for all periods presented with the gain on sale of the discontinued operations reflected separately in the condensed consolidated statement of operations for the three and nine months ended September 30, 2000.

Nature of Operations - The Company is a development stage enterprise engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. Flexpoint, Inc. entered into a Purchase and Supply Agreement (the "Supply Agreement") with Delphi Automotive Systems ("Delphi") in June 1998. Under the terms of the Supply Agreement, the Company was to supply its proprietary sensor mats to Delphi for integration into a weight based suppression system as a critical part of a smart air bag system. The Supply Agreement provided that such sensor mats were to be exclusively supplied to General Motors, through Delphi, by the Company through 2002. In May 2000, the Supply Agreement was amended, primarily providing for Delphi to make loan payments to the Company to be used directly for Delphi programs. In August 2000, Delphi notified the Company of its intent to terminate the Supply Agreement under Sections 9 and 13. However, the Company believes that as previously disclosed in a Form 8-K dated August 24, 2000, Delphi is not entitled to terminate the agreement or has not followed the appropriate contractual provisions for termination of the Supply Agreement (collectively referred to as the "Delphi Notice"). As a result, the Company has significantly reduced its workforce and operating costs in order to conserve resources. Discussions are being conducted with various potential business partners for the application of its technology in automotive and other applications. No new arrangements have been consummated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Interim Financial Statements - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements have been condensed and do not contain all of the significant accounting policies and disclosures required by generally accepted accounting principles. Accordingly, these condensed financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-KSB dated December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the operating results which will occur for the entire year ended December 31, 2000.

Business Condition - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Flexpoint as a going concern. However, Flexpoint has suffered losses from operations and has had negative cash flows from operating activities during the nine months ended September 30, 2000 and cumulative from inception through September 30, 2000. In addition, as a result of the Delphi Notice, the Company has significantly reduced its manufacturing capabilities and activities and has defaulted on major debt and lease obligations. All of these conditions raise substantial doubt about Flexpoint's ability to continue as a going concern. Flexpoint's continued existence is dependent upon its ability to obtain additional financing and establish business arrangements that will enable the Company to generate profitable operations. Management's plans include obtaining additional financing through issuance of debt or equity securities and establishing business relationships with potential business partners. The Company is involved in discussions with possible financing sources and business partners. However, no agreements have been reached and there is no assurance that additional financing will be realized or business relationships established.

Basic and Diluted Loss Per Share - Basic loss per common share from continuing operations is computed by dividing loss from continuing operations less preferred dividends by the number of common shares outstanding during the period. Basic loss per common share applicable to common shareholders is calculated by dividing loss applicable to common shareholders by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants and options using the treasury stock method and convertible preferred stock and convertible notes payable using the if-converted method. Stock warrants and options, convertible preferred stock, and convertible notes payable are not included in diluted loss per share during loss periods when those potentially issuable common shares would decrease the loss per share. The effects of 28,746,769 and 8,046,559 potentially issuable common shares at September 30, 2000 and 1999, respectively, were excluded from the calculation of diluted loss per share as they would have decreased loss per share.

Stock Based Compensation - The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options granted to employees, and determines compensation cost under options granted to non-employees based upon the fair value of the options at the grant dates consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Amortization of deferred compensation relating to the issuance of options to purchase common stock of $72,951 was recognized during the nine months ending
September 30, 2000.   Had compensation cost for the Plan been determined based
upon the fair value of the options at the grant dates consistent with the alternative method of SFAS No. 123, Accounting for Stock Based Compensation, the Company would have recognized approximately $249,427 in non-cash compensation.

NOTE 2 - CASH FLOW INFORMATION

Supplemental Cash Flow Information - Cash payments for interest were $364,432 and $0 for the periods ended September 30, 2000 and 1999, respectively.

Noncash Investing and Financing Activities - During the nine months ended September 30, 2000, the Company issued warrants to purchase 500,000 shares of common stock as a fee for extending the due date of a $1,000,000 note payable. The warrants were valued at their estimated fair value of $2.46 per warrant or $1,230,000. Also during the period, the Company acquired equipment totaling $211,287 for a note payable of $144,435 and capital leases of $66,852. In addition, $1,205,000 of convertible notes payable and accrued interest of $6,755 was converted into 1,430,534 shares of common stock.

NOTE 3 -  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures consisted of the following:

                                                    September 30, December 31,
                                                        2000        1999
                                                   ------------- ------------
Convertible debentures payable, due on demand
 interest accrued at 8% through default, interest
 accrues at 2.5% per month thereafter............. $  3,200,000  $         -


Convertible debentures payable, due June 30, 2000,
 interest accrues at 8%, in default...............       10,000            -

Note payable to a vendor, due February 10, 2003,
 interest accrues at 10%..........................      129,396            -

Note payable to shareholder, due June 18, 2000,
 interest accrues at 20% .........................            -      100,000

$1,000,000 Note payable to a shareholder, due
 February 10, 2000, original interest rate of 14%,
 interest of $70,000 was to be prepaid, the Company
 defaulted by not prepaying the interest, default
 interest rate of 28%, default interest of $56,611
 has been accrued, date of note extended to August
 10, 2000 by payment of $141,290 and issuance of
 500,000 warrants, net of discount of $0 and
 $112,826, respectively, based on imputed interest
 at 1407%, in default.............................    1,000,000      887,174

Note payable to a customer, no stated interest rate,
 payment to be in the form of future sales rebates    1,700,000            -

Note payable to a shareholder, due July 15, 1999,
 monthly interest accrued at 10%..................            -       60,000
                                                   ------------- ------------
Total Notes Payable and Convertible Debentures     $  6,039,396  $ 1,047,174
                                                   ============= ============

Payable to a related party consisted of the following:

                                                   September 30, December 31,
                                                      2000           1999
                                                   ------------- ------------
Payable to an employee, due upon demand, no
  stated interest rate.............................$     20,000  $         -
                                                   ------------- ------------

Total Payable to a Related Party...................$     20,000  $         -
                                                   ============= ============

On November 20, 1998, Flexpoint obtained a $50,000 credit facility from a bank which is available through January 15, 2001. The credit facility is evidenced by a promissory note dated November 20, 1998. The bank issued a $50,000 irrevocable standby letter of credit in connection with the execution of a real estate lease for manufacturing facilities. No amounts have been drawn under the note payable or letter of credit. The promissory note and letter of credit were secured by $50,000 of cash on deposit with the bank at December 31, 1999. In addition to the cash on deposit with the bank, a commitment fee of 1% of the unused portion of the amount of the credit facility is due annually. During 2000, the credit facility and the cash on deposit with the bank were reduced to $40,000. Through September 30, 2000, $2,500 of interest has been earned and credited to the balance of this certificate of deposit. During the nine months ended September 30, 2000, the Company issued 8% convertible promissory notes. All but $10,000 of these convertible notes had been paid off or converted into common stock as of September 30, 2000.

On March 22, 2000, the Company issued warrants to purchase 500,000 shares of common stock at $2.50 through August 10, 2004 to a note holder as a fee for extending the due date of a $1,000,000 note payable from February 10, 2000 to August 10, 2000. The fair value of the warrants was $1,230,000 as computed using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 121.1%, risk-free interest rate of 6.6% and estimated life of four years. The loan extension fee has been accounted for as unamortized loan costs and is being amortized over the six-month period ending August 10, 2000. Interest expense resulting from amortization of these loan costs was $1,230,000 during the nine months ended September 30, 2000. This note is currently in default.

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

Through September 30, 2000, in connection with the issuance of the convertible debentures, the Company also issued 2,315,494 warrants to purchase common stock from $1.79 to $2.08 per share with expiration dates through March 3, 2004. The net proceeds from the Securities Purchase Agreement were allocated between the convertible debentures and the warrants based upon their relative fair values. The estimated fair value of the warrants of $3,698,168 was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 121% to 124%, risk-free interest rate of 6.6% and estimated life of 3.75 years. The warrants were allocated $1,595,417 of the net proceeds of the convertible debentures notes. Of the remaining $1,554,583 net proceeds, $965,537 were allocated to the beneficial conversion feature of the convertible debentures, and $777,948 were allocated to the promissory notes, before $188,902 of loan costs.

The resulting $2,759,088 discount on the promissory notes is based on imputed interest at 2357%. The discount and the loan costs are being amortized through the date the notes are convertible and resulted in amortization expense of $2,759,088 during the nine months ended September 30, 2000.

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

On July 18, 2000, the holder gave the Company a notice of conversion relating to $300,000 of principal under the debentures and $3,200 of accrued interest. The default conversion rate on July 18, 2000 was $0.50 per share which resulted in 606,400 shares of common stock being issued. Interest will accrue on the remaining $3,200,000 principal balance at the default interest rate of 2.5% per month. Also as a result of the default, the Company recognized a default penalty of $700,000 which was recorded as additional interest expense.

In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company recorded an additional discount on the notes of $579,851 on July 18, 2000. This discount represents the contingent beneficial conversion feature of the debentures due to the default. The discount was immediately amortized to interest expense since the debentures are immediately convertible.

In May 2000, the Company entered into an amendment to the Supply Agreement. Under the terms of the amendment, Delphi was to provide the Company with a $4,100,000 interest free loan. In May 2000, $800,000 was advanced to Flexpoint, additional $300,000 payments were advanced in June, July and August 2000. Additional $300,000 payments were expected to be advanced during each of the following nine months. However, these payments were terminated by Delphi as a result of receipt of the Delphi Notice.

The Company issued a note payable dated January 17, 2000 to an individual. As additional consideration, the Company issued warrants to purchase 100,000 shares of common stock at $1.80 per share. The warrants are exercisable through January 17, 2002. The proceeds from the loan were allocated to the warrants based upon their fair value. The resulting discount to the note of $100,000 was recognized and amortized during the period ended September 30, 2000.

During the nine months ending September 30, 2000 the Company borrowed $55,000 from employees, officers or affiliated shareholders. As of September 30, 2000, $35,000 had been repaid. These are demand notes that bear 0% interest.

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

Convertible debt and Series D warrants to purchase common stock were issued as a unit in an offering in February and March 2000. The offering resulted in the issuance of warrants to purchase 77,058 shares of common stock at $2.25 per share and $131,000 of promissory notes which were convertible into common stock at $1.70 per share. The net proceeds were allocated between the promissory notes and the warrants based upon their relative fair values. The estimated fair value of the warrants of $78,887 was determined using the Black Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 121%, risk-free interest rate of 6.6% and estimated life of three years. The warrants were allocated $43,972 of the net proceeds. Of the remaining $87,028 net proceeds, $51,798 was allocated to the beneficial conversion feature for the promissory note, and $35,230 was allocated to the promissory notes. The resulting discount to the notes payable is being amortized through the date the notes are convertible and resulted in interest expense of $95,770 during the period ended September 30, 2000.

In March 2000, 743 shares of convertible preferred stock were converted into 185,714 shares of common stock.

During the period ended September 30, 2000, the Company has received total cash proceed of $10,337 from holders of common stock options, principally from an employee of the Company through payroll deductions. A portion of those shares of common stock had previously been reflected as constructively issued in the condensed consolidated financial statements. In August 2000, the employee elected to rescind the exercise of the options and the Company returned the amounts collected through payroll deduction and the related shares of common stock reversed and no longer shown as constructively issued.

In connection with the Securities Agreement discussed in Note 3, the Company issued 1,309,955 shares of common stock as a result of the conversion of a portion of the related convertible debentures and associated accrued interest having a total value of $1,006,755.

In June 2000, the Company issued 450,000 shares of common stock to a new member of the board of directors and two other individuals or entities for services rendered valued at $534,375.

NOTE 5 -  STOCK PURCHASE WARRANTS

During the period ended September 30, 2000, warrants to purchase 2,536,082 shares of common stock were issued as part of financing transactions.
Warrants to purchase 500,000 shares of common stock were issued to extend the terms of a note payable. In addition, warrants to purchase 240,000 shares of common stock were issued as compensation for services. As described in Note 9, warrants to purchase 10,000 shares of common stock were issued as partial settlement of litigation.

NOTE 6 - PRODUCTS AND SERVICES

Flexpoint's only business relates to sales of electronic sensors and related engineering. It produces sensors for sale to customers in the toy and automotive industries. The components of sales for the nine months ended September 30, 2000 and 1999 were as follows:

                                                          September 30,
                                                   --------------------------
                                                       2000          1999
                                                   ------------- ------------
    Products
      Sales of sensors.............................$     111,734 $   139,904
      Licensing royalty............................            -         251
      Tooling and dies.............................          856           -
                                                   ------------- ------------
          Total Products...........................      112,590     140,155
    Engineering Services...........................      164,127     358,546
                                                   ------------- ------------
    Total Sales....................................$     276,717 $   498,701
                                                   ============= ============

NOTE 7 - SALE OF TECHNOLOGY AND MACHINE COMPANY, INC.

Effective September 27, 2000, the Company sold all of the outstanding common stock of Technology and Machine Company, Inc. (Tamco), a wholly owned subsidiary of Sensitron, Inc. for net proceeds of $47,308 plus 25% of the profits from the operations of the business or sale of the assets of that company for a twelve month period following the date of the sale. As a result of the sale, the Company has recognized a gain of $125,103 on the disposition of Tamco which has been reflected separately in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2000. This transaction has been reflected as a discontinued operation. Accordingly, the accompanying condensed consolidated financial statements have been restated for prior periods to reflect the income (loss) of the Tamco discontinued operations separately for each of the periods presented.

NOTE 8 - CONTRACT AND MANUFACTURING ACTIVITY EXIT COSTS

As discussed in Note 1, in August 2000, the Company received the Delphi Notice. The Company had incurred significant costs in order to meet the projected production requirements of the Supply Agreement. Principally as a result of the Delphi Notice, the Company significantly reduced its operating costs and number of employees and vacated its automotive related manufacturing facility that was gearing up for production. The Company is still responsible for the lease commitment since it has been unable to sublease the facility. The remaining payments required by the lease total approximately $975,000 and have been accrued in the accompanying condensed consolidated balance sheet.

Contract and manufacturing activity exit costs that have been reflected separately in the accompanying condensed consolidated statements of operations are as follows:

   Accrued rent on manufacturing facility........................$   975,000
   Leasehold improvements written off, net of accumulated
     depreciation of $90,650.....................................    816,357
   Deposit on equipment forfeited................................     64,507
   Inventory write off...........................................     95,000
   Impairment of property and equipment..........................    280,000
                                                                 ------------

     Total Contract and Manufacturing Activity Exit Costs........$ 2,230,864
                                                                 ============

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Capital Leases - During the nine months ended September 30, 2000, the Company entered into capital lease arrangements for certain equipment. Property and equipment under capital lease as of September 30, 2000 is as follows:


       Machinery and equipment.........................$    66,852
       Accumulated depreciation........................     (6,337)
                                                       ------------

       Net Machinery and Equipment.....................$    60,515
                                                       ============

Future minimum lease payments as of September 30, 2000 are as follows:


     Period Ending September 30,
            2001.......................................$     30,851
            2002.......................................      24,947
            2003.......................................      17,958
            2004.......................................      14,463
            2005.......................................       7,283
                                                       -------------
                                                             95,502
     Less amount representing executory costs..........       6,178
                                                       -------------
     Net minimum lease payments........................      89,324
     Less amount representing interest.................      28,239
                                                       -------------
     Present value.....................................      61,085
     Less current portion..............................           -
                                                       -------------

     Long-Term Capital Lease Obligation................$     61,085
                                                       =============

These capital leases are presently in default and payment of the full amount of the leases has been accelerated according to the provisions of the leases. Accordingly, the total amounts of the lease obligations have been reflected as current liabilities in the accompanying condensed consolidated balance sheets.

Operating Leases - Flexpoint is obligated under two operating lease agreements for its facilities and office space. The lease on the Company's office space and smaller production and prototyping and development facility expires October 31, 2000. During October 2000, the Company entered into an extension of that lease for an additional 18 months at an initial rate of $5,995 per month. The Company has the option to terminate the lease at any time with 90 days written notice.

In November 1998, Flexpoint entered into a 5-year lease on 60,000 square feet of space to be used primarily as a production facility for automotive related products. The lease began in January 1999 and the Company has an option to renew this lease for an additional three-year period. Flexpoint is also required under the terms of the lease to maintain a letter of credit with a federally insured bank in the amount of $50,000. The letter of credit has been issued by a bank to the lessor and is secured by $50,000 of cash on deposit with the bank. If Flexpoint falls into default under the lease, the lessor may draw upon the letter of credit. The letter of credit is to be reduced by $10,000 per year. The unused balance of the letter of credit as of September 30, 2000 was $40,000 plus accumulated interest. As discussed in Note 8, the Company has defaulted on this lease. According to acceleration provision in the lease agreement relating to default, the entire amount of the remaining lease payments for the balance of the term of the lease are due and payable in full. As a result, the total amount of the remaining obligation of $975,000 has been recognized as a current liability in the condensed consolidated balance sheet at September 30, 2000 and as an expense in the current period for the three and nine months ended September 30, 2000 in the accompanying condensed consolidated statements of operations.

Future minimum lease payments under operating leases at September 30, 2000 are as follows:


                     Period Ending September 30:
                            2001......................$ 1,046,940
                            2002......................     41,965
                                                      ------------
                            Total.....................$ 1,088,905
                                                      ============

Lease expense for the periods ended September 30, 2000 and 1999 was $1,243,406 and $260,082, respectively.

In February of 1998, an unrelated third party filed suit against Flexpoint alleging it provided investment banking and financial advisory services pursuant to an agreement with Flexpoint. The plaintiff claimed to have sustained damages for breach of contract and seeks damages in the amount of 6.5% of financing obtained from an equity investor, plus the issuance of a warrant to purchase a 2% equity interest in Flexpoint at a price of $5.00 per share. In addition, the plaintiff sought punitive damages of $5,000,000. Flexpoint answered the complaint in March 1998. As of December 31, 1999, Management believed, after consulting with legal counsel, that there is only a remote possibility that Flexpoint will be subject to a punitive damage award under the suit. Flexpoint had accrued a liability of $75,000 relating to this action in its financial statements at March 31, 2000 and December 31, 1999.
On May 1, 2000, the court granted summary judgement in favor of Flexpoint and dismissed the claims with prejudice. As of September 29, 2000, the Company entered into a settlement agreement wherein the third party agreed to not pursue an appeal of the ruling in exchange for 7,500 shares of the Company's common stock and warrants to acquire 10,000 shares of the Company's common stock at a price of $1.50 per share. The combined value of this consideration was $4,200 and has been reflected as an expense in the accompanying condensed consolidated financial statements. The $75,000 liability previously accrued is no longer included in the condensed consolidated financial statements of the Company.

NOTE 10 - SUBSEQUENT EVENTS

On October 5, 2000, the holder of the 8% convertible debentures described in
Note 3 converted $50,000 of the convertible debentures into 50,000,000 shares of the Company's common stock. This transaction resulted in the holder of these debentures assuming controlling ownership of the Company. In addition, the holder of these 8% convertible debentures loaned to the Company $100,000 on October 11, 2000 and an additional $100,000 on November 8, 2000. These loans are in the form of unsecured notes payable bearing interest at 12% per annum and are due upon demand.

As discussed in Note 9, in October 2000, the Company entered into an 18 month extension on the operating lease for its office space and prototyping and development facility, effective November 1, 2000. The initial lease payments are at a rate of $5,995 per month and the Company has the option to terminate the lease at any time with 90 written notice.

In October 2000, 288 shares of convertible preferred stock were converted into 71,929 shares of common stock.


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

Overview

      The Company is in the development stage and since inception, has incurred losses from operations. As of September 30, 2000, the Company had cumulative losses totaling $28,950,052. The Company is primarily engaged in the sensor business and is currently marketing its patented Bend Sensor technology. Sensing devices can be used to measure or sense changes that occur when a sensor is bent. Sensors typically trigger an electronic device when the sensor is activated. The worldwide market for sensing devices has grown significantly as a result of better technology and new applications for sensing technology. This growth has resulted in a corresponding increase in demand for high performance sensing products. The Company believes this worldwide market growth will continue.

Financial Position

     The Company had $91,738 in cash as of September 30, 2000. This represented a decrease of $42,904 from December 31, 1999. Working capital (deficit) as of September 30, 2000 increased to $(7,872,713) as compared to working capital of $(2,167,065) at December 31, 1999. The increase in the working capital (deficit) is largely due to an increase in the amounts owing under notes payable, convertible debentures or other obligations that are currently due or in default and increased general and administrative and research and development expenses associated with the Supply Agreement (as defined below). The Company currently has minimal cash and there is substantial doubt whether the Company will continue as a going concern. See " Liquidity and Capital Resources." The discussion for the three and nine months ended September 30, 2000 and 1999, below, assumes that the Company will continue as a going concern of which there can be no assurance.

Three and Nine Months Ended September 30, 2000 and 1999

     During the three and nine months ended September 30, 2000, the Company had revenues of $69,446 and $276,717, respectively. These revenues were comprised of $8,200 and $164,127 in engineering fees for the respective periods and $93,110 and $111,734 in product sales for the respective periods. This is compared with revenues of $297,558 and $498,701 for the comparable period from the prior year, comprised primarily of engineering fees.

     Substantially all of the Company's revenues were generated under a Purchase and Supply Agreement (the "Supply Agreement") between the Company and Delphi Automotive Systems ("Delphi") that was executed in May, 1998. The Company had expected to derive a substantial portion of its future income from the sale of its Sensor Mat System to Delphi. However, in August 2000, Delphi notified the Company of its intent to terminate the Supply Agreement under sections 9 and 13. However, the Company believes that as previously disclosed in a Form 8-K dated August 24, 2000, Delphi is not entitled to terminate the agreement or has not followed the appropriate contractual provisions for termination of the Supply Agreement (collectively referred to as the "Delphi Notice"). No revenues related to this agreement are expected in the future.

     There are several toys for the 2000 Christmas season designed to use the Bend Sensor. The Company is also seeking opportunities to supply the electronic assembly, including the sensor, to increase sales potential. Due to the seasonality of the toy industry, the Company currently has no agreements relating to the manufacture of sensors in the toy market and there can be no assurance that the Company will successfully enter into toy related agreements in the future. The Company expects that revenue from toy sales, if any, will be substantially greater in the second half of any given year.

     The Company is currently conducting discussions with several potential strategic business partners regarding the use of the Flexpoint Bend Sensor(R) technology in products in various stages of design and development in a variety of field of application in the automotive and other industries. There is no assurance that these discussions will ultimately result in the consummation of commercially viable arrangements or that if such arrangements are completed, the amount, nature and timing of revenues associated with such arrangements will be sufficient to ensure the continued operations and financial viability of the Company.

      In addition, product supply arrangements, like those discussed above, create certain risks for the Company, including (i) reliance from sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness; (ii) if the Company products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than to the Company; (iii) the Company may have only limited protection from changes in manufacturing costs and raw materials costs; and (iv) if the Company is reliant on other parties for all or substantially all of its sales, the Company may be limited in its ability to negotiate with other parties upon any renewals of their agreements.

     General and administrative expenses for the three and nine months ended September 30, 2000 were $836,983 and $3,399,349, respectively, compared with $1,143,383 and $2,674,379 for the comparable periods from the prior year. The increase in expenditures between the periods resulted primarily from an increase in costs relating to compensation of directors and employees and increases in depreciation expense.

     Research and development expenses for the three and nine months ended September 30, 2000 were $496,328 and $2,042,555, respectively, compared with $905,358 and $2,369,178 for the comparable periods from the prior year. The decrease in expenditures between the periods resulted primarily from decreases in research and development spending relating to the cancellation of the Supply Agreement.

      Interest expense and interest expense from amortization debt discount and loan costs for the three and nine months ended September 30, 2000 was $1,911,749 and $6,407,778, respectively, compared with $538,375 and $565,864, for the comparable periods from the prior year. The interest expense from amortization of debt discount related to the Company's issuance of common stock warrants and convertible notes. The proceeds of the loans were allocated to the warrants based on the fair market value of the warrants. The resulting discounts are amortized over the period through which the notes are convertible. At September 30, 2000, the Company had no unamortized debt discount related to these obligations.

       Net interest and other income, excluding interest expense of debt discount, was $(47,260) and $(30,586) for the three and nine months ended September 30, 2000, respectively, and $41,105 and $58,284 for the comparable periods from the prior year. The net interest and other income relates mainly to interest earned on funds on deposit, netted against other expenses. As funds on deposit have decrease and borrowing have increase, the Company has incurred increased interest costs and decreased interest income.

Liquidity and Capital Resources

      To date, the Company has financed its operations principally through private placements of debt and equity securities and minimal sensor product sales and engineering and development revenues. The Company generated $16,187,491 in net proceeds through financing activities from inception through September 30, 2000 and it received $4,860,658 in net proceeds from financing activities during the nine months ended September 30, 2000. The Company used net cash in operating activities of $14,733,694 from inception through September 30, 2000 and the Company used $4,821,430 in operating activities during the nine months ended September 30, 2000. As of September 30, 2000, the Company's total liabilities were $8,065,332. The Company had a working capital (deficit) as of September 30, 2000 of $(7,872,713).

       In September 2000, the Company sold its wholly owned subsidiary, Technology and Machine Company, Inc. to a former employee for $47,308 cash, and 25% of any profits from the operations of the business or sale of the assets of that company for a twelve month period follow the date of the sale.

       As of November 16, 2000, the Company had minimal cash. The Company has committed to spend $17,740 in lease payments for its physical facilities during the remainder of 2000 and up to $71,940 in 2001 and $23,980 in 2002. The Company has the ability to cancel this lease upon 90 days written notice based on an extension on the lease entered into in October 2000. The Company was also leasing a 60,000 square foot facility under a five-year agreement effective January 1999 with monthly lease payments plus related costs totaling $24,915. The Company has vacated this facility and is in default on the lease. Default provisions of the lease accelerate the entire amount of the remaining unpaid lease payments for the full term of the lease. Approximately 33% of the total facility was occupied by the Company. The Company has entered into an informal arrangement with the property manager to sublease the space or include the space in a lease or sale of the entire facility. There is no assurance as to if or when the facility may be leased, sold or subleased and The Company remains fully obligated under the terms of the lease there is no assurance as to if or when the facility may be leased, sold or subleased to a third party. The Company has $61,085 in net future minimum lease payments relating to machinery and equipment under capital leases entered into in 2000. These leases are currently in default and the payment of the full remaining unpaid lease payments have been accelerated in accordance with the terms of the lease agreements. The Company had paid a deposit of $64,507 toward the purchase of a platen printing press. The Company has cancelled the order for the press, has forfeited the deposit and expects to be relieved of its obligation to complete the purchase of the press. The deposit is not recoverable.

       In February 2000, the Company defaulted on a note payable to an investor in the principal amount of $1,000,000 by not making payment on February 10, 2000, the maturity date. This loan is secured by certain assets of the Company. The Company was also in default on the prepaid interest provision of the note. The investor offered to extend the note for an additional six months and waive any default interest for consideration of 500,000 warrants with an exercise price of $2.15. In order to extend the maturity of the note, the investor also required a prepayment of interest, plus attorney fees, in the total amount of $141,920. Management accepted the offer to extend the note through August 10, 2000 by effectively issuing the warrants and making payment of the interest on March 27, 2000. As of August 10, 2000, the Company is in default on this note and the Company does not have the funds to repay the amounts owed. The note holder has notified the Company of the default and has not notified the Company of their intent to exercise any of the available default options. The note holder may foreclose on the assets of the Company that secure the note as a result of this default. Such a foreclosure would significantly impair the Company's ability to continue to do business.

       On March 3, 2000, the Company closed on a financing of up to $5,000,000 pursuant to a Securities Purchase Agreement, dated March 3, 2000 (the "Securities Purchase Agreement"). Under the Securities Purchase Agreement the investor made investments of $2,000,000 in March 2000 and additional investments of $500,000 each in April, May and June, net of offering costs of $350,000. In exchange for these investments, the investor received convertible debentures in the total principal amount of $3,500,000 and Series 2000-A Warrants exercisable for 2,315,494 shares of the Company's common stock at exercise prices between $1.79 and $2.08 per share. Expected additional investments of $500,000 in July, August and September were not received.
The debentures are due and payable in full on or before March 1, 2001 and require the payment of quarterly interest payments at the rate of 8% per annum. The investor may require the redemption of the debentures if the Company's average closing bid price falls to $1 or less per share for five consecutive days. In the event of mandatory redemption, the Company is required to pay to the investor an amount equal to 125% of the aggregate principal amount of the debentures plus accrued interest. In the event of non-payment, the conversion price on any future conversions is reduced by $.50 per share and interest accrues on the unpaid amounts owing at the default rate of 2.5% per month (collectively, the "Default Provisions").

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

       In October 2000, the investor in the 8% convertible debentures converted $50,000 of the convertible debentures into 50,000,000 shares of the Company's common stock. This transaction resulted in the holder of these debentures assuming controlling ownership of the Company. The Company currently owes to the investor and its assigns $3,150,000 in principal and penalties plus accrued interest. Additional interest on said amount is accruing at the default rate of 2.5% per month.

       In addition, the holder of these 8% convertible debentures loaned to the Company $100,000 in October 2000 and an additional $100,000 in November 2000. These loans are in the form of unsecured notes payable bearing interest at 12% per annum and are due upon demand.

       In addition, the Company is seriously past due in payments to unsecured creditors, some of whom are pursuing collection of the unpaid balances.

       If the Company is unable to repay the remainder of the obligation, of which there can be no assurance, it will have a material adverse effect on the Company, particularly in light of the Default Provisions, and may result in the Company ceasing operations.

       In May 2000, the Company entered into an amendment to the Supply Agreement. Under the terms of the amendment, Delphi was to provide the Company with a $4,100,000 interest free loan. In May 2000, $800,000 was advanced to Flexpoint, additional $300,000 payments were advanced in June, July and August 2000. Additional $300,000 payments were expected to be advanced during each of the following nine months. However, these payments were terminated by Delphi as a result of receipt by the Company of the Delphi Notice. The loan proceeds were to be used for costs directly related to the Delphi programs. At Delphi's election, the loan could be repaid either through a rebate on the sales of sensor mats from Flexpoint to Delphi, and/or as payment toward the purchase of Flexpoint common stock pursuant to proposed warrants at a price not in excess of $2.23 per share (115% percent of the closing price as of the effective date of the amendment) or some combination of the foregoing which Delphi could determine. With the the Delphi Notice, the manor in which the loan will be repaid, if at all, and its potential effect on the Company is uncertain.

       At September 30, 2000, the Company also has an additional $30,000 in short term loans outstanding. The remaining amounts presently outstanding are either in default or due on demand.

       The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the cost of basic administrative, design and development operations until new business alliances and relationships can be completed and the timing of entering into such arrangements. The Company intends on entering into arrangements that will financially support related development activities and associated overhead. There is no assurance that the Company will be successful in entering into such arrangements or that if such arrangements are consummated that they will be on terms that will cover the Company's operating costs. The Company has received a commitment for the infusion of limited debt funding, of which the Company has already received $200,000 with no assurance of the extent, if any, to which other such funding might be provided. The Company is seeking additional debt and equity capital. There can be no assurance as to if and when the Company will be successful in obtaining any additional funding. The Company has significantly reduced operating costs. Any inability to obtain sufficient amounts of additional financing or entering into business arrangements with new customers in the immediate future will have a material adverse effect on the Company, including the inability of the Company to continue its operations.

Mike Wallace d.b.a. Pure Imagination

      The Company retained Mike Wallace d.b.a. Pure Imagination ("Wallace") and a number of independent contractors to develop software intended to be used in connection with automobile seat sensors as part of a "smart" air bag system being developed for Delphi and General Motors. Management believes it owns all right, title and interest to said software because the software was developed at the request of the Company for which the Company has paid compensation to both Wallace and the independent contractors. Disputes have arisen between Wallace and the Company with respect to ownership rights in the software. Wallace is asserting that he owns all rights to the software source code and that the Company must pay additional compensation to use the software with the Company's Bend Sensor(R) technology and for other non-Bend Sensor applications. As a result of the dispute, Wallace is refusing to release the software source code for the Company's use and is hindering the Company's further development of the software including the Company's access to the software development facility. The Company believes that this dispute was a contributing factor in Delphi notifying the Company of the cancellation of the Supply Agreement. In addition, Wallace is in possession of certain physical property and equipment of the Company.

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

        On October 5, 2000, the investor converted $50,000 in amounts owing on the debentures into 50,000,000 shares of common stock.

        In October 2000, 288 shares of convertible preferred stock were converted into 71,929 shares of common stock.

Amendment to Supply Agreement

        In May 2000, the Company entered into an amendment to the Supply Agreement. Under the terms of the amendment, Delphi was to provide the Company with a $4,100,000 interest free loan. In May 2000, $800,000 was advanced to Flexpoint, additional $300,000 payments were advanced in June, July and August 2000. The loan proceeds are to be used for costs directly related to the Delphi programs. At Delphi's election, the loan could be repaid either through a rebate on the sales of sensor mats from Flexpoint to Delphi, and/or as payment toward the purchase of Flexpoint common stock pursuant to proposed warrants at a price not in excess of $2.23 per share (115% percent of the closing price as of the effective date of the amendment) or some combination of the foregoing which Delphi shall determine. With the Delphi Notice, the manor in which the loan will be repaid, if at all, and its potential effect on the Company and the possible issuance of any of the Company's securities is uncertain.

Other

       None.

Item 3. Defaults Upon Senior Securities.

     In February 2000, the Company defaulted on a note payable to an investor in the principal amount of $1,000,000 by not making payment on February 10, 2000, the maturity date. This loan is secured by certain assets of the Company. The Company was also in default of the prepaid interest provision of the note. The investor offered to extend the note for an additional six months and waive any default interest for consideration of 500,000 warrants with an exercise price of $2.15. In order to extend the maturity of the note, the investor also required a prepayment of interest, plus attorney fees, in the total amount of $141,920. Management accepted the offer to extend the note through August 10, 2000 by effectively issuing the warrants and making payment of the interest on March 27, 2000. As of August 10, 2000, the Company is in default on this note and the Company does not have the funds to repay the amount owing as of that date. The note holder has notified the Company of the default and has not notified the Company of their intent to exercise any of the available default options. The note holder may foreclose on the assets of the Company that secure the note as a result of this default. Such a foreclosure would significantly impair the Company's ability to continue to do business.

       On March 3, 2000, the Company closed on a financing pursuant to the Securities Purchase Agreement, dated March 3, 2000. Under the Securities Purchase Agreement the investor made investments of $2,000,000 in March 2000 and additional investments of $500,000 each in April, May and June, net of offering costs of $350,000. In exchange for these investments, the investor received convertible debentures in the total principal amount of $3,500,000 and Series 2000-A Warrants exercisable for 2,315,494 shares of the Company's common stock at exercise prices between $1.79 and $2.08 per share. Expected additional investment of $500,000 in July, August and September were not received.

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

        In June 2000, the investor converted debentures in the principal amount of $700,000 plus accrued interest of $3,555 into 703,555 shares of common stock. On July 6, 2000, the investor gave written notice to the Company of mandatory redemption of debentures in the aggregate principal amount of $2,800,000 as a result of the average closing bid price of the Company's common stock being less than or equal to $1.00 for five consecutive days. On July 18, 2000 the investor gave the Company notice and subsequently converted into common stock $303,200 in amounts owing under the debentures into 606,400 shares of common stock. In October 2000, the investor converted an additional $50,000 into 50,000,000 shares of the Company's common stock. The Company is in default with respect to this obligation and currently owes to the investor and its assigns $3,150,000 in principal and penalties plus accrued interest, with additional interest on said amount accruing at the default rate of 2.5% per month.

Item 4. Submission of Matters to Vote of Securityholders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  INDEX TO EXHIBITS



EXHIBIT NO.  DESCRIPTION OF EXHIBIT
-----------  -----------------------

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

  27.1       Financial Data Schedule


(b)     Reports on Form 8-K:

     On August 25, 2000, the Company filed a Current Report on Form 8-K, dated August 24 2000, disclosing under Item 5 information relating to a notice of cancellation to the Delphi/Delco Supply Agreement and related amendment.

     On October 10, 2000, the Company filed an additional Current Report on Form 8-K, dated October 5, 2000, disclosing under Item 1 changes in control of the Company as a result of the conversion of certain convertible debentures by Aspen Capital Resources LLP.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     November 16, 2000      FLEXPOINT SENSOR SYSTEMS, INC.


                                 By   /s/ John F. Trotter II
                                   __________________________________________
                                   John F. Trotter, President and Chief
                                   Executive Officer


Date:     November 16, 2000      By    /s/ Charles D. Roe
                                   __________________________________________
                                   Charles D. Roe, Chief Financial Officer