Form 10KSB
period 2002-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2004-02-18
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               Commission file number: No. 0-24368

                  FLEXPOINT SENSOR SYSTEMS, INC.
          (Name of small business issuer in its charter)

          Delaware                                        87-0620425
 (State of incorporation)                 (I.R.S. Employer Identification No.)

47 East 7200 South, Suite 204, Midvale, Utah                 84047
(Address of principal executive offices)                   (Zip code)

Issuer's telephone number:  801-568-5111

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $30,220

As of February 9, 2004, the registrant had 76,534,709 shares of common stock outstanding. The market value of the 26,247,849 shares of voting common stock held by non-affiliates was approximately $3,805,938 on that date.

Check if the issuer has filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business...........................................3
Item 2.  Description of Property...........................................7
Item 3.  Legal Proceedings.................................................7
Item 4.  Submission of Matters to a Vote of Security Holders...............8

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters
           and Issuer Purchase of Securities...............................8
Item 6.  Management's Discussion and Analysis.............................10
Item 7.  Financial Statements.............................................15
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................40
Item 8A. Controls and Procedures..........................................40

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
           Compliance with Section 16(a) of the Exchange Act..............40
Item 10. Executive Compensation...........................................40
Item 11. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.....................41
Item 12. Certain Relationships and Related Transactions...................43
Item 13. Exhibits and Reports on Form 8-K.................................43
Item 14. Principal Accountant Fees and Services...........................44
Signatures................................................................44

                    FORWARD LOOKING STATEMENTS

In this annual report references to "Flexpoint Sensor," "we," "us," and "our" refer to Flexpoint Sensor Systems, Inc. and its subsidiaries.

This annual report contains certain forward-looking statements and any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Flexpoint Sensor's control. These factors include, but are not limited to, economic conditions generally, our ability to have our proposed bankruptcy plan confirmed by the bankruptcy court, our ability to take our technological applications to market, competition within our markets and our ability to successfully develop business relationships.

                              PART I

                 ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

Flexpoint Sensor Systems, Inc. was incorporated in the state of Delaware in June 1992 as Nanotech Corporation. In April 1998, Nanotech acquired Sensitron, Inc., a Utah corporation ("Sensitron"), as a wholly-owned subsidiary through a reverse triangular merger. Nanotech also acquired Sensitron's wholly-owned subsidiary, Flexpoint, Inc. As part of this acquisition, Nanotech changed the company name to Micropoint, Inc. In July 1999 Micropoint changed its name to Flexpoint Sensor Systems, Inc. ("Flexpoint Sensors").

On or about April 7, 2001, our board of directors authorized the issuance of 10% of the stock of our subsidiaries, Flexpoint, Inc. and Sensitron, to our President, John A. Sindt, as partial compensation to him for his efforts to rehabilitate Flexpoint Sensor.

Flexpoint Sensor was forced to seek bankruptcy protection on July 3, 2001, and we filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. (See, Part I, Item 3. Legal Proceedings, below).

Business

We are a development stage company principally engaged in designing, engineering and manufacturing sensor technology and equipment using a flexible potentiometer technology. For the past two fiscal years our operations have been minimal while in bankruptcy. We have had losses since inception; however, we believe upon confirmation of our proposed Chapter 11 bankruptcy plan, debt of approximately $7,7 million will be settled, disallowed or
compromised.   Management expects the bankruptcy plan to be confirmed within the next 30 days. (See, Part II, Item 6. Management's Discussion and Analysis, below)

We are a holding company operating through our subsidiaries, Sensitron and Flexpoint, Inc. Sensitron owns several patents and other intellectual properties and makes its money from licensing the patents and/or selling rights to use the patents to manufacture various product applications based upon those patents or intellectual properties.

Flexpoint, Inc.'s business purpose is to provide engineering, research and development services in connection with the licensing and development of Sensitron's patents. It will interface with the engineering and research and development staffs of companies that are in the process of developing products or manufacturing products based upon the licensing of Sensitron's patents and intellectual properties. It will derive its revenues, if any, from engineering services, research and development and the manufacture of prototypes.

Bend Sensor(R) Technology

Sensitron owns the rights to our Bend Sensor(R) technology, which is a flexible potentiometer bend sensor product consisting of a coated substrate, such as plastic, that changes electrical conductivity as it is bent. Electronic systems can connect to this sensor and measure with fine detail the amount of bending or movement that occurs. Certain applications of the Bend Sensor(R) potentiometer have been patented, including automobile horn switches and automotive occupant classification.

A typical potentiometer functions through the means of metal contacts swiping or rubbing across a resistive element. The Bend Sensor(R) potentiometer is a single layer with no mechanical assembly that makes it more reliable and significantly smaller and lighter weight than mechanical potentiometers. Management believes many sensor applications can be improved using our technology and the use of our technology will result in new products and new sensor applications.

As of December 31, 2003, we have entered into only one firm agreement to develop Bend Sensor(R) products, although management is highly confident that significant contracts can be obtained in the future. However, there can be no assurance as to future sales levels of Bend Sensor(R) products.

We have developed, or plan to develop, the following applications for Bend Sensor(R) technology.

     Air Bag Applications.   Automakers and regulators agree that smart air
bag systems are the solution to the rising concerns over deaths of children and small adults by air bags. Smart air bag systems are those that can detect not only the presence of a seat occupant, but also the size and positioning of the seat occupant. This data is used to tailor the speed and force of the air bag deployment to the seat occupancy conditions at the time of impact. Reliable analog seat sensors such as the Bend Sensor(R) technology are a key component of a smart air bag system.

We have developed a crash sensor, which is a series of sensors mounted in strategic places on the side and door panels to detect an impact, as well as the speed, direction and force of the impact. This allows an onboard computer to deploy side airbags where needed. We have also developed an auto seat passenger measuring device that uses a series of sensors in an automobile seat to sense whether an object on a seat is a human being and whether it is a child or an adult. By automatically sizing up a car's passengers, our sensors can distinguish between an object, an infant car seat, a child or an adult passenger and are capable of deactivating an air bag when a person under 60 pounds or a car seat is in the seat. Additionally, we have developed our seat positioning device measure that tells the onboard computer how far from the airbag a person is sitting in the seat. This allows the airbag to deploy in a fashion so as to improve the safety of the passenger. The market opportunity for these applications is substantial considering a market of 15,000,000 vehicles in North America and 55,000,000 worldwide.

     Automobile Horn Applications.   We have also developed an automobile horn
application of our technology and have two patents relating to the horn switch assembly. Traditional automobile horn assemblies, when receiving pressure on any part of the horn assembly surface, activate the horn control system. On current airbag configurations, horn switches are generally placed on sides of the column. Because our switch is a thin sheet of screen printed plastic that can be laminated between the airbag assembly and a flexible cover to the steering wheel, the device can be placed over the airbag assembly on the steering wheel in place of the traditional switch. All products will be integrated with electronic assembly counterparts in their configuration.

     Toy Applications.   Between 1998 and 1999 we granted license agreements
to a third party for the exclusive right to sell products incorporating the Bend Sensor(R) technology in toys, traditional games and video markets. The license agreement expired in December 1999, and in 2000 we intended to market direct to the various toy manufacturers. Due to our reduction in operations, we have not be able to pursue this marketing initiative. There can be no assurance as to what level, if any, of sales related to the toy applications we will secure in the future.

     Other Applications.   Management believes the potential market for our
technology includes using the technology to replace or upgrade devices used in industrial control systems, medical equipment and instrumentation, computer peripherals, automotive transmission equipment, commercial vending equipment and other devices. We have developed

..     pedestrian sensor, which allows an automobile onboard computer to deploy a protective device designed to cushion the impact on a pedestrian;
..     steering wheel position device that communicates to an automobile onboard computer the amount of rotation of the steering wheel to assist the computer in stabilizing control over the vehicle;
..     mattress sensor for medical beds which detects movement and allows medical staff to monitor patients; and
..     Sensing devices for medical equipment.

We intend to further identify applications of our technology in numerous fields and industries. A core sales strategy is to seek applications of our technology for products used by customers that emphasize functionality, reliability, quality, and user convenience.

Business Strategy

Management believes that our future success will depend upon our ability to coordinate our product design, manufacturing, distribution and service strategies in a long-term business model. One sales strategy is to offer a line of standard sensor products with corresponding hardware and software to facilitate ease of implementation of our technology into a customer's system. The standard product line is expected to be sold directly to the customer and through manufacturer's representatives, distributors and the Internet. We will seek to expand our product offering to include substantially complete value-added assemblies. We will continue to consider licensing or partnership arrangements. We anticipate selling primarily to original equipment manufacturers initially in the United States and eventually worldwide. For the international and smaller volume domestic customers, we plan to contract, sell and distribute our products through various manufacturer representatives and distributors.

Since our intended customers are typically technology companies, the design phase of the sales cycle is extremely important. We anticipate that the original equipment manufacturers will typically approach us with a conceptual product and request that we produce a prototype. The prototype will then be tested in the environment in which the ultimate product will be placed. During this process, customer contact with our application engineers and internal sales support individuals will be critical for a successful design to occur.

In the long term we will attempt to add value by expanding our sensor product line through licensing, strategic agreements, and/or acquisition of other entities. It is anticipated that such diversification of sensor products will enhance our ability to offer sensor "system" solutions to our customer. These product lines, when combined, could create a much larger value added profit margin. There is; however, no assurance that such profit margins will be achieved. Eventually, by adding circuit boards, enclosures, etc., management expects to move toward a more extensive product line.

Research and Development

Although we hold the patent to the basic Bend Sensor(R) technology as well as other applications there will be others working to develop competing technologies. Due to lack of funding we did not spend money on research and development during the past two years. To stay on the forefront of the technology, and to serve the needs of the customer, we will need to aggressively pursue improvements to existing systems and develop new systems as well. Also, we believe that the coatings for the Bend Sensor(R) products are difficult to duplicate. We must develop new coatings to fit emerging customer needs and to stay ahead of the competition. There can be no assurance that we will be successful in developing new coatings.

Marketing, Distribution, Sales and Customers

We intend to market our products primarily to original equipment manufacturers. Our primary marketing objectives are to generate demand for our products, enhance name recognition and support original equipment manufacturers. We believe that the successful use of our products by original equipment manufacturers will create additional demand for a higher quantity of existing products. We also anticipate that the success of our existing products will allow us to successfully introduce new products to the market.

We intend to support original equipment manufacturers through telephone access to an in-house sales force and regular mailing of product. We will also seek to generate interests and explore additional applications to our technology through attendance and participation at trade shows and publicity in trade magazines.

We believe that our relationship with original equipment manufacturers will be an important part of our overall sales strategy. We believe that the original equipment manufacturers will initiate purchase orders for our products. As we launch operations, we likely will be dependent on a few original equipment manufacturers and if we lose their business it will have a significant adverse effect on our results of operations until alternative distribution channels can be established. We may consider contractual commitments to original equipment manufacturers in exchange for fees and royalties. In addition, because we do not sell directly to end users, we are dependent, in part, on any original equipment manufacturers for information about retail product sales. Accordingly, any rapid cessation of purchases or switch to other companies' products by end users may not be immediately evident to us, and could result in increased product returns.

We intend to develop a field sales force including direct marketing employees in strategic areas and manufacturers representatives nationwide to generate original equipment manufacturer customers. As the market grows in the United States, we anticipate expanding our distribution network throughout the world. There can be no assurance that we will be successful in developing such a sales force or in expanding our distribution network.

License and supply arrangements, such as those discussed above, create certain risks for us, including:
..    Reliance for sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness;
..    If our products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than Flexpoint Sensor and its subsidiaries;
..    We may have only limited protection from changes in manufacturing costs and raw materials costs; and
..    If we are reliant on other parties for all or substantially all of our sales, we may be limited in our ability to negotiate with such other parties upon any renewals of their agreements.

Manufacturing and Suppliers

Due to lack of funding we have been forced to abandon our manufacturing operations. However, other than our proprietary inks, our products use standard components that are available from several sources.

Competition

The sensor business is highly competitive and competition is expected to continue to increase. We will compete directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market. We do not have an established customer base and we are likely to encounter a high degree of competition in developing a customer base.

To management's knowledge technology similar to our technology is currently in production by other competitors. Management believes that our products will be sufficiently distinguishable from the existing products so that it will not compete directly with existing sensor products. Certain force transducer sensors and fiber optic sensors are comparable to our Bend Sensors technology. However, management believes that the force transducer sensor is not as reliable as our Bend Sensor(R) technology and that the fiber optic sensors are not as cost effective as the Bend Sensor(R) technology. As this new area grows, additional manufacturers may attempt to introduce similar products and competition could intensify.

In the medical electronics field, our competitors are the numerous potentiometer manufacturers. In the auto seat field our competitors are the numerous capacitive, piezo, infrared, and ultrasonic sensor manufacturers. Such competitors may use their economic strength to influence the market to continue to buy their existing products. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with our products. New competitors may emerge and may develop products and capabilities which compete directly with our products. No assurance can be given that we will be successful in competing in this industry.

We intend to compete by offering products that have enhanced features, ease of use, compatibility, reliability, comparable price, quality and support. Management also believes our intellectual property provides an advantage over our competitors. Although management believes that our products will be well received in our markets because of innovative features, performance characteristics and cost-effective pricing, there can be no assurance that comparable or superior products incorporating more advanced technology or other features or having better price/performance characteristics will not be introduced by competitors.

Patents and Intellectual Property

We regard certain of our designs as proprietary and attempt to protect them with patents and by restricting disclosure of the designs as trade secrets. Sensitron owns nine United States patents and four foreign patents related to the Bend Sensor(R) technology. The earliest patent will expire in October 2009; however, we have improved these technologies and expect to file new patents based on the enhancements. Patents do expire and it will be necessary for us to file patents for each application we develop so that it is protected from competition. In addition, we must file patents on any technology for which we develop enhancements which contain material improvements to the original technology. We are aware of three potentially conflicting patents which we believe will not affect our current or planned use of our technology.

There can be no assurance that the protection provided by patents and patent applications, if issued, will be broad enough to prevent competitors from introducing similar products or that such patents, if challenged, will be upheld by the courts of any jurisdiction. Patent infringement litigation, either to enforce our patents or defend us from infringement suits, would be expensive and, if it occurs, could divert resources from other planned uses. Patent applications filed in foreign countries and patents in such countries are subject to laws and procedures that differ from those in the United States. Patent protection in such countries may be different from patent protection under United States laws and may not be as favorable to us. We also attempt to protect our proprietary information through the use of confidentiality agreements and by limiting access to our facilities. There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our proprietary technology.

Management believes that because of the rapid pace of technological change in our markets, legal protection of our proprietary information is less significant to our competitive position than factors such as continuing product innovation in response to evolving industry standards, technical and cost-effective manufacturing expertise, effective product marketing strategies and customer service. Without legal protection; however, it may be possible for third parties to exploit commercially the proprietary aspects of our products.

Employees

As of December 31, 2003, we do not have any employees. We have reduced overall operations, but anticipate an increase in employees if we are able to finalize agreements to develop our technological applications after our proposed bankruptcy plan is confirmed.

                 ITEM 2.  DESCRIPTION OF PROPERTY

We do not currently own or lease any property. We intend to use office space in the office of our President until we recognize sufficient income to seek independent office space.

                    ITEM 3.  LEGAL PROCEEDINGS

On July 3, 2001, Flexpoint Sensor Systems, Inc. filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the District of Utah, File No. 01-29577JAB. The bankruptcy court assumed jurisdiction over the business and assets of Flexpoint Sensor and left the existing directors and officers in possession of the business and assets, subject to the supervision and orders of the Court. The Court set the deadline for confirmation for December 15, 2003, but due to changes in our proposed bankruptcy plan, we moved for an extension to March 1, 2004. On February 19, 2004, the Court will hold a hearing on confirmation of our proposed bankruptcy plan.

In the bankruptcy proceeding, we objected to the $1,700,000 claim made by Delco Electronics, Inc., related to the Delphi Automotive Systems ("Delphi") supply and purchase agreement, for funds it advanced to Flexpoint, Inc. for supplying our sensor products to General Motors. (See, Part II, Item 6. Management's Discussion and Analysis - Reasons for Bankruptcy, below) We believe that Delphi is precluded by the terms of the agreement from any financial recovery due to its breach of the sponsorship agreement. Other potential claims are breach of contract, breach of fiduciary duties owed to Flexpoint, Inc. pursuant to the contract, and intentional and negligent interference with Flexpoint, Inc.'s contractual and business relationship with General Motors. We believe Delphi will owe a yet to be determined amount of damages for these claims. We intend to litigate this claim under the supervision of the bankruptcy court. Our final discharge from bankruptcy will be delayed until the Delphi claim is resolved.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
               AND ISSUER PURCHASES OR SECURITIES

Market Information

Our common stock is traded on the Pink Sheets, L.L.C., formerly the National Quotation Bureau, under the symbol "FLXP." Our common stock is thinly traded and we do not have an active trading market at the time of this filing. The following table lists the range for the high and low bid prices of our common stock for each quarter for the years ended December 31, 2002 and 2001 as reported by Pink Sheets, L.L.C. Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

      Fiscal Quarter Ended              High      Low
      --------------------            ------    ------
      March 31, 2001                  $ 0.25    $ 0.04
      June 30, 2001                     0.85      0.03
      September 30, 2001                0.05      0.04
      December 31, 2001                 0.06      0.02

      March 31, 2002                  $ 0.05    $ 0.02
      June 30, 2002                     0.22      0.02
      September 30, 2002                0.17      0.06
      December 31, 2002                 0.20      0.06


Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is:
..     Registered and traded on a national securities exchange meeting specified criteria set by the SEC;
..     Authorized for quotation from the NASDAQ stock market;

..     Issued by a registered investment company; or
..     Excluded from the definition on the basis of share price or the issuer's net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser's written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of February 9, 2004, we had approximately 449 stockholders of record of our common stock.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends. Under the proposed bankruptcy plan we can not pay any dividend until all payments required under that plan have been made. We intend to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely. However, our board of directors may revisit this matter from time to time and may determine our earnings, financial condition, capital requirements and other factors allow the payment of dividends.

Recent Sales of Unregistered Securities

The following discussion describes all securities sold without registration by Flexpoint Sensor during the past three years.

On March 30, 2001, our board of directors authorized the issuance of 5,000,000 common shares to John A. Sindt as compensation. These shares were valued at
$400,000.   We relied on an exemption from registration for a private
transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

During the year ended December 31, 2001, we issued 155,371 shares of common stock for services rendered valued at $7,769. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

During the year ended December 31, 2000, we issued an aggregate of 51,309,955 shares of common as a result of conversion of a portion of convertible debentures granted in 1999, along with accrued interest. We issued 298,500 shares of common stock for 1,194 shares of Series A convertible preferred stock. Also, options were exercised at $0.16 to $4.00 per share for 30,235 shares of common stock. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

During the year ended December 31, 2000, We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In November 2000, we issued 82,250 shares of common stock valued at $7,996 to employees as compensation for services rendered. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In September 2000, we issued 7,500 shares of common stock valued at $2,100 for a legal settlement. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In June 2000 we issued 450,000 shares of common stock to a new member of the board and directors and two other persons for services rendered valued at $534,375. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In each of the private transactions above we believe that each purchaser was aware:
..    That the securities had not been registered under federal securities laws;
..    Acquired the securities for his/her/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws;
..    Understood that the securities would need to be held indefinitely unless registered or an exemption from registration applied to a proposed disposition; and
..    Was aware that the certificate representing the securities would bear a legend restricting their transfer.
We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities, and the rules and regulations promulgated thereunder.

Issuer Purchase of Securities

None.

           ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

We have had minimal operations since September 2000. While under the protection of the bankruptcy laws, third parties have expressed confidence in our technology and a willingness to assist us financially and otherwise; however, the uncertainty of our pending Chapter 11 bankruptcy has stifled our ability to complete technology agreements that will allow us to resume full operations.

Third parties that have expressed a willingness to assist us include First Technology, Inc. who entered into a strategic alliance with Sensitron in September 2001 which provided an influx of $400,000 on a consolidated basis. First Technology has expressed a willingness to help us take some of our sensor technologies to market. In addition, several companies purchased assignments of approximately $5.6 million of bankruptcy creditor claims filed against Flexpoint Sensors. These companies expressed a willingness to accept stock for these debts rather than cash. (See, Part III, Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below.) Also, Broad Investment Partners, LLC, has agreed to provide a credit line of $1.5 million to Sensitron.

Our primary challenge is to have our proposed bankruptcy plan confirmed. We must complete confirmation of our proposed bankruptcy plan no later than March 1, 2004, to avoid Chapter 7 bankruptcy. Management is working diligently to complete the necessary steps for confirmation of our plan.

Reasons for Bankruptcy

In 1998 Sensitron partnered with Delphi Automotive Systems, a subsidiary of General Motors ("GM"), to mass produce a seat sensor system for a smart air bag system for GM automobiles. In July 1998 Flexpoint Sensors entered into a $150 million dollar contract to supply seat sensors for several automobiles produced by GM. As a result of this contract, we raised $1.5 million in a private placement and expanded our production facilities in Midvale, Utah. In early 1999 we leased a 60,000 square foot manufacturing facility for production of the GM seat sensors and we purchased production equipment for the automotive seat sensor. In July 1999 Delphi reported that laboratory testing had demonstrated that our Bend Sensor(R) technology was affected by humidity in laboratory conditions; however, field testing in humid geographical areas did not show the same result. Since Delphi was required under its contract with GM to accept system accountability for the sensor system, Delphi expressed a lack of confidence in the seat sensor system and withdrew its financial support of our operations, which was approximately $300,000 per month. As a result, GM cancelled its contract. After these developments, Aspen Capital Resources who had provided a $5 million line of credit to us in early 2000 refused to continue its funding.

After we lost these sources of funding, we could not satisfy our multiple financial obligations. We were forced to shut down our operations and lay off nearly all of our employees. We abandoned our production facility and defaulted on our obligations. We were forced to seek bankruptcy protection on July 3, 2001, and under Chapter 11 of the federal bankruptcy laws, certain claims against Flexpoint Sensor in existence prior to the filing of the petition for relief were stayed while the company continued business operations as a debtor-in-possession

Proposed Bankruptcy Reorganization Plan

The proposed bankruptcy plan is contingent upon the approval of various creditor classes and equity shareholders entitled to vote on the plan. We anticipate that the required vote will be obtained and that the proposed reorganization will be confirmed by the bankruptcy court; however, we cannot guarantee that the required vote will be obtained.

The essence of the proposed bankruptcy reorganization plan is to restructure our current equity stockholders by effecting a 7-to-1 reverse split and issuing approximately 6,879,474 new shares of free trading stock for creditor claims. Of those shares, 3,879,474 will be used to satisfy debt totaling $5.6 million and 3 million shares will be held in escrow for Broad Investment Partners, LLC. The reverse of our outstanding common stock and issuance of common stock pursuant to the plan will dilute current shareholder interests.

The credit line from Broad Investment Partners will be used to pay a portion of creditor claims, provide initial operating capital as we emerge from bankruptcy and will provide a reserve to satisfy a portion of Delphi's claim if we are not successful in that litigation (See, Part I, Item 3. Legal Proceedings, above). In addition, Broad Investment Partners intends to convert this debt to free trading common stock at $.50 per share.

Pre-petition options, warrants or executory contracts for acquisition of equity will be cancelled upon confirmation of the bankruptcy plan. Preferred stock and super-voting preferred stock will also be cancelled upon confirmation. The creditors and all expenses of the bankruptcy will be paid in full upon the effective date of the confirmation of the proposed bankruptcy plan with proceeds from the credit line or by equity.

The settlement of these claims enables Flexpoint Sensor to emerge from bankruptcy virtually debt free, with our technology intact and with sufficient financial backing to operate our business and take our technology applications to market. The term of the proposed bankruptcy plan will be dependent upon the time it takes for Flexpoint Sensor to challenge the merits of Delphi's creditor claim. The bankruptcy court will retain jurisdiction over our bankruptcy case until the litigation with Delphi is complete, at that time the bankruptcy court is expected to enter a final decree closing the Flexpoint Sensor bankruptcy case.

Liquidity and Capital Resources

For the next twelve months, management believes that we can rely on the Broad Investment Partners credit line to fund our operations. However, as we enter into new technology agreements, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs. If we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and royalties related to these agreements. However, we have not formalized any additional agreements as of the date of this filing and may be unable to finalize any agreements.

Operations. Net cash used in operating activities for the 2002 year was $169,934 compared to $72,812 that was provided by operations during the 2001 fiscal year. Net cash used in operating activities for the 2000 year was $5,113,213. The 2002 and 2001 year expenses were related to general and administrative expenses, where the 2000 year expenses included general and administrative expense, research and development costs and contract and manufacturing activity exit costs.

Based upon ongoing negotiations with third parties, management believes that several technology agreements may be signed shortly after confirmation of the proposed bankruptcy plan. It is critical to our continued operations that we are successful in closing these agreements. We project that contracts to conclude research and development, license technologies and enter into pre-production and production agreements will provide sufficient cash flow during the pre-production development phase. Then we anticipate that operations based on revenues from research and development income, licensing fees and contributions from strategic partners will provide adequate funding for our operations. Management estimates that a potential influx of funds could be as high as $1 million from these tentative discussions. However, there can be no assurance that any of these contracts will come to fruition or that the desired technological application can be brought to market.

If we are discharged from bankruptcy and finalize new technology application agreements, then our plan will be to rehabilitate our operations to the point that mass production and incorporation of our products into new model automobiles will begin within two years after our proposed bankruptcy plan is confirmed. However, this will be subject to successful confirmation of our proposed bankruptcy plan and our ability to market our products to customers who can exploit the potential of the patents we own.

Financing.   Net cash provided by financing activities was $15,000 from loans for the 2002 year compared to $71,700 from loans for the 2001 year. For the 2000 year net cash provided by financing activities was $5,072,276, with $2,753,581 proceeds from loans and $1,809,202 proceeds from the issuance of warrants and $1,076,218 proceeds from beneficial conversion features related to convertible promissory notes. As discussed above, we intend to rely on the $1.5 million credit line from Broad Investment Partners to satisfy a portion of the funding required for our operations after confirmation of our proposed bankruptcy plan. In addition, we intend to enter agreements for the development of our technology that will include funding as a condition of the agreement.

Commitments and Contingencies

Certain claims against Flexpoint Sensor in existence prior to the filing of the petition for relief under Chapter 11 of the federal bankruptcy laws were stayed while the company continued business operations as a debtor-in-possession. These claims are reflected in the December 31, 2002 and 2001 balance sheets as "liabilities subject to compromise" and total approximately $7.7 million. During the 2001 year, we reclassified debt obligations of $4,537,700, accounts payable of $869,291, and accrued liabilities of $654,588 to liabilities subject to compromise. Claims secured against Flexpoint Sensor's assets were also stayed, although the holders of these claims had the right to move the bankruptcy court for relief from the stay. Secured claims were secured primarily by liens on Flexpoint Sensor's property, plant and equipment.

Management has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations. Therefore, we have discontinued accruing interest on these obligations. Contractual interest on those obligations was $620,999 as of December 31, 2002, and $678,645 as of December 31, 2001.

We are in default under capital leases for equipment which we entered into in the 2000 year and have accrued $84,950 for these lease obligations. We are also obligated under two operating leases for our production facilities and our office space. In October 2000 we entered into an extension of our office space lease at a rate of $5,995 per month. During 2001 we abandoned the leased office space prior the end of the extension and the amounts owing are included in accounts payable. We also defaulted on our production facility 5-year lease for 60,000 square feet. According to the acceleration provisions in this lease agreement the entire amount of the remaining lease payments for the balance of the term of the lease are due and payable in full. As a result, the remaining obligation of $975,000 was recognized as a current liability and charged to operations for the year ended December 31, 2000. During 2001, the lessor's bankruptcy claim reduced the liability to $574,255.

We intend to litigate the Delphi claim and if we are successful in challenging this claim, no further payment will be required under the proposed bankruptcy plan. (See, Part I, Item 3. Legal Proceedings, above.) If this dispute is resolved against us, then we expect to pay this claim from the Broad Investment Partner credit line.

Also, Sensitron owes approximately $6,900,000 to Flexpoint Sensor for funding provided to this company during its startup. This inter-company debt is secured by the patents owned by Sensitron and is documented by demand notes that bear interest of 6.0%. Sensitron received proceeds from a licensing and prepaid royalty agreement in excess of $400,000 during 2001, but it has not made any payment on the inter-company notes. Sensitron has paid approximately $1,250 to Flexpoint Sensor to cover quarterly fees owed to the office of the U.S. Trustee's Office during the course of the bankruptcy case. For financial reporting purposes of the parent company, Flexpoint Sensor Systems, Inc., the intercompany receivable from Sensitron has been netted with the investment in Sensitron and was reduced by equity in consolidated net loss.

Off Balance Sheet Arrangements

None.

Results of Operations

The following discussions are based on the consolidated operations of Flexpoint Sensor and its subsidiaries and should be read in conjunction with our financial statements for the years ended December 31, 2002, 2001and 2000, included in this report at Part II, Item 7, below. The charts below present a summary of our statement of operations for 2002, 2001, and 2000 and our balance sheet for the 2002 and 2001 years.

     Comparison of 2002, 2001 and 2000 Fiscal Year Operations
   -----------------------------------------------------------

                                        2002         2001           2000
                                   -------------- ------------- --------------

Sales                              $      63,523  $     15,795  $    351,059

Cost of goods sold                         6,750        43,050       116,812

Gross profit                              56,773       (27,255)      234,247
                                   -------------- ------------- --------------


Total operating expenses                 333,260     1,218,517     8,724,632

Income (loss) from operations           (276,487)   (1,245,772)   (8,490,385)

Total other income and (expense), net    (28,793)     (350,868)   (6,865,685)

Loss from continuing operations         (305,280)   (1,596,640)  (15,356,070)

Total reorganization items               (20,287)      (51,211)            -

Discontinued operations gain                   -             -        49,235

Minority interest in consolidated loss         -       200,000             -

Net loss                                (325,567)   (1,447,851)  (15,306,835)
                                   -------------- ------------- --------------

Net loss per share                   $     (0.00) $      (0.02) $      (0.48)


During the 2000 year we began to shut down our operations due to lack of funding and as a result our sales, costs of goods sold, total operating expenses, and total other income dropped significantly in the 2001 and 2002 years. Sales for the 2002 and 2001 years were primarily from licensing fees and royalties and engineering services, where sales of sensors and engineering services were the primary sources of revenues for the 2000 year.

Reorganization items for the 2002 year reflected loss on disposal of assets and professionals fees. Reorganization items for the 2001 year reflected a $707,116 loss on disposal of assets related to the abandonment of office equipment, software, furniture and fixtures and leasehold improvements and professional fees of $111,160, which were offset by $767,065 for forgiveness of debt related to differences between bankruptcy claims and liability carrying amounts.

The discontinued operations gain for the 2000 year was related to the sale of our subsidiary, Technology and Machine Company.

The minority interest in consolidated loss in the 2001 year relates to the 10% interest in our subsidiaries that we granted to our President, John A. Sindt. As of December 31, 2001 the carrying amount of the minority interest has been decreased to zero due to absorbing a portion of our consolidated net loss in 2001.

      Comparison of 2002 and 2001 Fiscal Year Balance Sheet
      ------------------------------------------------------

                                             2002            2001
                                         ------------    ------------
     Total assets                        $    12,705     $   397,581

     Total current liabilities             1,222,011       1,196,321

     Liabilities subject to compromise     7,677,379       7,762,378

     Total stockholders deficit          $(8,886,685)    $(8,561,118)

Total assets decreased in the 2002 year as a result of the loss of property and equipment foreclosed on in 2001. Total current liabilities included accounts payable, accrued liabilities, capital lease obligations, deferred revenues and notes payable. Deferred revenue of $368,750 for the 2002 year and $393,750 for the 2001 year were primarily related to prepaid royalties and software license rights sold to customers and amortized over the 6-year term of the agreements.

Liabilities subject to compromise represent the creditors' claims that we anticipate will be settled, compromised or disallowed in the bankruptcy proceeding if our proposed bankruptcy plan is confirmed.

Factors Affecting Future Performance

   We have recorded net losses since inception and may be unable to attain or maintain profitability.

We are unable to fund our day-to-day operations and until the proposed bankruptcy plan is confirmed, the anticipated line of credit will not be available. In the past we have not been successful at marketing our sensor products on the scale contemplated by the proposed bankruptcy plan and may be unable to attain those levels. In addition, we may not realize revenues from our subsidiaries or may be unable to increase revenues to the point that we attain and are able to maintain profitability.

   Management is in discussions with several third parties for technology agreements; however, we can not guarantee these agreements will be completed.

We are in negotiations with third parties for sensor technology agreements, but do not have formal agreements with any party other than First Technology. We believe these third parties are reluctant to sign a formal agreement until our proposed bankruptcy plan is confirmed. Until confirmation, potential strategic partners and customers may avoid or delay entering into technology agreements with us.

   Research and development may result in problems which may become insurmountable to full implementation of production.

Customers request that we create prototypes and perform pre-production research and development. As a result, we are exposed to the risk that we may find problems in our designs that are insurmountable to fulfill production. However, we are currently unaware of any insurmountable problems with ongoing research and development that may prevent further development of an application.


                  ITEM 7.  FINANCIAL STATEMENTS

       HANSEN, BARNETT & MAXWELL
      A Professional Corporation
     CERTIFIED PUBLIC ACCOUNTANTS
      5 Triad Center, Suite 750
     Salt Lake City, UT 84180-1128
        Phone: (801) 532-2200
         Fax: (801) 532-7944
           www.hbmcpas.com



        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors
Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. and subsidiaries (a development stage, debtor-in-possession company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002, and for the cumulative period from January 5, 1995 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, and for the cumulative period from January 5, 1995 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from continuing operations and has had negative cash flows from operating activities for each of the three years in the period ended December 31, 2002, and cumulative from
inception through December 31, 2002.   In addition, the Company filed
petitions for relief under Chapter 11 of the federal bankruptcy laws. The Company is currently in bankruptcy proceedings but has not yet received confirmation of its plan of reorganization from the bankruptcy court. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                     /s/ Hansen, Barnett & Maxwell

                                    HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
January 16, 2004

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(Debtor-in-Possession as of July 3, 2001)
CONSOLIDATED BALANCE SHEETS

December 31,                                              2002         2001
-------------------------------------------------- ------------- -------------
ASSETS
Current Assets
Cash                                               $      8,402  $    163,336
-------------------------------------------------- ------------- -------------
Total Current Assets                                      8,402       163,336
-------------------------------------------------- ------------- -------------

Property and Equipment                                        -       325,572
Less: Accumulated depreciation                                -      (111,220)
-------------------------------------------------- ------------- -------------
Net Property and Equipment                                    -       214,352
-------------------------------------------------- ------------- -------------

Other Assets
Deposits                                                      -        12,000
Patents, net of accumulated amortization
  of $13,891 and $10,260                                  4,303         7,893
-------------------------------------------------- ------------- -------------
Total Other Assets                                        4,303        19,893
-------------------------------------------------- ------------- -------------

Total Assets                                       $     12,705  $    397,581
================================================== ============= =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities Not Subject to Compromise - Current
Accounts payable                                   $    555,939  $    549,044
Accrued liabilities                                      67,977        39,182
Capital lease obligation                                 84,950        84,950
Deferred revenue                                        368,750       393,750
Notes payable                                           144,395       129,395
-------------------------------------------------- ------------- -------------
Total Liabilities Not Subject to Compromise-Current   1,222,011     1,196,321
-------------------------------------------------- ------------- -------------

Liabilities Subject to Compromise                     7,677,379     7,762,378
-------------------------------------------------- ------------- -------------

Stockholders' Deficit
Preferred stock - $0.001 par value; 1,000,000
 shares authorized
   Series A Convertible Preferred; $875 stated
    value per share; 4,500 shares designated;
    1,244 shares issued and outstanding;
    liquidation preference $2,133,250                 1,080,426     1,080,426
   Super-voting preferred stock - $0.001 par
    value; voting rights equivalent to 100 shares
    of common stock; 800,000 shares authorized;
    no shares issued or outstanding                           -             -
Common stock - $0.001 par value; 100,000,000
 shares authorized; 76,534,709 shares issued
 and outstanding                                         76,535        76,535
Additional paid-in capital                           22,078,206    22,078,206
Deficit accumulated during the development stage    (32,121,852)  (31,796,285)
-------------------------------------------------- ------------- -------------
Total Stockholders' Deficit                          (8,886,685)   (8,561,118)
-------------------------------------------------- ------------- -------------

Total Liabilities and Stockholders' Deficit        $     12,705  $    397,581
================================================== ============= =============



       The accompanying notes are an integral part of these consolidated financial statements.

                                2

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(Debtor-in-Possession as of July 3, 2001)
CONSOLIDATED STATEMENTS OF OPERATIONS                                                          For the
                                                                                            Period from
                                                                                             January 5,
                                                                                             1995 (Date
                                                                                            of Inception)
                                                                                               Through
                                                                                             December 31,
For the Years Ended December 31,                     2002           2001           2000         2002
------------------------------------------------ ------------- ------------- -------------- -------------
Sales                                            $     63,523  $     15,795  $     351,059  $  3,820,269
Cost of Goods Sold                                      6,750        43,050        116,812     1,901,113
------------------------------------------------ ------------- ------------- -------------- -------------

Gross Profit                                           56,773       (27,255)       234,247     1,919,156
------------------------------------------------ ------------- ------------- -------------- -------------

Operating Expenses
General and administrative expenses                   333,260     1,218,517      4,235,251    12,885,585
Research and development                                    -             -      2,116,054     8,759,919
Contract and manufacturing activity exit costs              -             -      2,373,327     2,373,327
------------------------------------------------ ------------- ------------- -------------- -------------
Total Operating Expenses                              333,260     1,218,517      8,724,632    24,018,831
------------------------------------------------ ------------- ------------- -------------- -------------

Loss From Operations                                 (276,487)   (1,245,772)    (8,490,385)  (22,099,675)
------------------------------------------------ ------------- ------------- -------------- -------------

Other Income and (Expenses)
Interest expense                                      (28,793)     (375,228)    (1,587,793)   (2,257,244)
Interest from amortization of debt discount                 -             -     (5,210,097)   (6,877,033)
Interest income                                             -         2,541         20,591        82,031
Other income (expense), net                                 -        21,819        (88,386)     (214,420)
------------------------------------------------ ------------- ------------- -------------- -------------
Total Other Income and (Expense), Net                 (28,793)     (350,868)    (6,865,685)   (9,266,666)
------------------------------------------------ ------------- ------------- -------------- -------------

Loss from Continuing Operations                      (305,280)   (1,596,640)   (15,356,070)  (31,366,341)
------------------------------------------------ ------------- ------------- -------------- -------------

Reorganization Items - Income (Expense)
Loss on disposal of assets                            (13,145)     (707,116)             -      (720,261)
Forgiveness of liabilities                                  -       767,065              -       767,065
Professional fees                                      (7,142)     (111,160)             -      (118,302)
------------------------------------------------ ------------- ------------- -------------- -------------
Total Reorganization Items                            (20,287)      (51,211)             -       (71,498)
------------------------------------------------ ------------- ------------- -------------- -------------

Discontinued Operations
Loss from discontinued Tamco operations                     -             -        (75,868)     (315,566)
Gain on disposal of Tamco                                   -             -        125,103       125,103
------------------------------------------------ ------------- ------------- -------------- -------------
Gain (Loss) from Discontinued Operations                    -             -         49,235      (190,463)
------------------------------------------------ ------------- ------------- -------------- -------------
Minority Interest in Loss of
 Consolidated Subsidiaries                                  -       200,000              -       200,000
------------------------------------------------ ------------- ------------- -------------- -------------

Net Loss                                             (325,567)   (1,447,851)   (15,306,835)  (31,428,301)
------------------------------------------------ ------------- ------------- -------------- -------------

Preferred Dividends                                         -             -              -      (693,551)
------------------------------------------------ ------------- ------------- -------------- -------------

Loss Applicable to Common Shareholders           $   (325,567) $ (1,447,851) $ (15,306,835) $(32,121,852)
================================================ ============= ============= ============== =============

Basic and Diluted Loss Per Common Share:
Loss from Continuing Operations                  $          -  $      (0.02) $       (0.48)
Net Loss                                         $          -  $      (0.02) $       (0.48)
================================================ ============= ============= ==============

Weighted Average Number of Common
 Shares Used in Per Share Calculation              76,534,709    75,313,403     32,157,424
================================================ ============= ============= ==============



The accompanying notes are an integral part of these consolidated financial statements.
                                       3


FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(Debtor-in-Possession as of July 3, 2001)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                                   Deficit
                                                                                                 Accumulated
                                          Preferred Stock         Common Stock      Additional   During the      Total
                                     ---------------------- ----------------------   Paid-in     Development  Stockholders'
                                      Shares      Amount      Shares      Amount     Capital        Stage        Deficit
------------------------------------ --------- ------------ ----------- ---------- ------------- ------------ -------------
Balance January 5, 1995
 (Date of Inception)                        -  $         -           -  $       -  $          -  $         -  $          -

1995:
Issuance for cash, $0.00 per share          -            -   3,705,000      3,705        (1,705)           -         2,000
Issuance for cash, $0.46 per share          -            -     649,987        650       299,350            -       300,000
Issuance for cash, $0.74 per share          -            -     852,800        853       631,147            -       632,000
Contribution of patents by stock-
  holder, no additional shares issued       -            -           -          -        22,232            -        22,232
Issuance to acquire Flexpoint, Inc.,
  $(0.02) per share                         -            -   5,395,000      5,395       (99,579)           -       (94,184)
Issuance to acquire Tamco, $0.46
  per share                                 -            -     130,000        130        59,870            -        60,000

1996:
Issuance for services, $0.77 per share      -            -     260,000        260       199,740            -       200,000
Issuance for cash, $0.77 per share          -            -     123,500        124        94,876            -        95,000
Issuance for cash, $0.54 per share,
  net of offering costs of $246,547         -            -   1,957,111      1,957     1,051,496            -     1,053,453

1997:
Issuance for cash, $0.97 per share          -            -     143,000        143       109,857            -       110,000
Issuance for cash, $0.04 per share          -            -   1,820,000      1,820        78,180            -        80,000
Issuance for cash and a $390,000
  receivable, $0.72 per share               -            -   1,116,375      1,116       802,884            -       804,000
Redemption from officers, $0.03
  per share                                 -            -  (6,308,666)    (6,309)     (193,691)           -      (200,000)
Conversion of debt, $0.57 per share         -            -     100,672        100        53,852            -        53,952

1998:
Issuance of 30,303 warrants for
  services                                  -            -           -          -        22,727            -        22,727
Issuance for cash, $4.00 per share          -            -     288,841        289     1,155,073            -     1,155,362
Conversion of notes payable, $0.80
  per share                                 -            -     248,833        249       199,751            -       200,000
Conversion of debt, $0.61 per share         -            -      69,602         69        42,759            -        42,828
Acquisition of Nanotech Corporation,
  $0.50 per share                           -            -   6,000,000      6,000     2,977,275            -     2,983,275
Exercise of options, $0.16 per share        -            -      14,500         15         2,296            -         2,311
Exercise of warrants, $0.00 per share       -            -      30,303         30           (30)           -             -
Issuance for receivable from
  shareholder                               -            -     393,438        394     1,573,356            -     1,573,750
Compensation related to grant of
  stock options                             -            -           -          -        45,375            -        45,375

                                                                                                              (Continued)
The accompanying notes are an integral part of these consolidated financial statements.




FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(Debtor-in-Possession as of July 3, 2001)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)

                                                                                       Deficit
                                                                                     Accumulated
                           Preferred Stock         Common Stock        Additional     During the   Unearned       Total
                        ---------------------- ----------------------    Paid-in     Development    Compen-   Stockholders'
                         Shares      Amount      Shares      Amount     Capital         Stage       sation       Deficit
----------------------- --------- ------------ ----------- ---------- ------------- ------------- ----------- -------------

1999:
Issuance for cash,
  $4.00 per share              -  $         -     158,258  $     158  $    632,867  $          -  $        -  $    633,025
Issuance of convertible
  preferred stock and
  134,000 warrants for
  cash                       536      326,738           -          -       134,000             -           -       460,738
Conversion of common
  shares into convertible
  preferred stock and
  559,551 warrants         2,238    1,398,886    (489,523)      (490)   (1,398,396)            -           -             -
Amortization of preferred
  stock discount as
  preferred dividend           -      693,551           -          -             -      (693,551)          -             -
Issuance of common shares
  and 476,600 warrants
  for cash, $2.00 per
  share, net of offering
  costs                        -            -      476,600       477       940,723             -           -       941,200
Conversion of convertible
  preferred stock into
  common stock and
  147,000 warrants,
  $2.00 per share           (336)    (294,000)     147,000       147       293,853             -           -             -
Beneficial conversion
  option of 8%
  convertible
  promissory notes             -            -            -         -       404,062             -           -       404,062
Conversion of 8%
  convertible
  promissory notes
  into common stock,
  $1.70 per share              -            -      508,825       509       864,492             -           -       865,001
Compensation related to
  grant of stock options       -            -            -         -       369,825             -    (369,825)            -
Amortization of unearned
  compensation                 -            -            -         -             -             -     233,350       233,350
Exercise of options for
  cash, $0.16 to $0.47
  per share                    -            -      919,094       919       306,521             -           -       307,440
Issuance of 508,825
  warrants for cash            -            -            -         -     1,265,900             -           -     1,265,900
Issuance of 45,000
  warrants for interest        -            -            -         -       109,800             -           -       109,800
Grant of 100,000
  warrants for services        -            -            -         -       185,000             -           -       185,000
Exercise of warrants for
  cash, $0.77 per share        -            -      237,510       238       182,545             -           -       182,783
Exercise of warrants for
  services, $0.77 per
  share                        -            -       29,250        29        22,494             -           -        22,523
Issuance in settlement
  of  lawsuit, $1.75
  per share                    -            -      100,000       100       174,900             -           -       175,000
Cumulative net loss for
  the period from
  January 5, 1995 (date
  of inception) through
  December 31, 1999            -            -           -          -             -   (14,348,048)          -   (14,348,048)
----------------------- --------- ------------ ----------- ---------- ------------- ------------- ----------- -------------
Balance -
 December 31, 1999         2,438  $ 2,125,175  19,077,310  $  19,077  $ 13,615,677  $(15,041,599) $ (136,475) $    581,855
----------------------- --------- ------------ ----------- ---------- ------------- ------------- ----------- -------------


The accompanying notes are an integral part of these consolidated financial statements.

                                         5

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(Debtor-in-Possession as of July 3, 2001)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)

                                                                                       Deficit
                                                                                     Accumulated
                           Preferred Stock         Common Stock        Additional    During the    Unearned      Total
                        ---------------------- ----------------------    Paid-in     Development    Compen-   Stockholders'
                         Shares      Amount      Shares      Amount      Capital        Stage       sation       Deficit
----------------------- --------- ------------ ----------- ---------- ------------- ------------- ----------- -------------
Balance -
  December 31, 1999        2,438  $ 2,125,175   19,077,310 $   19,077  $ 13,615,677 $(15,041,599) $ (136,475) $    581,855
Issuance of warrants
  for cash                     -            -            -          -     3,039,202            -           -     3,039,202
Beneficial conversion
  options of notes
  payable                      -            -            -          -     1,076,218            -           -     1,076,218
Contingent beneficial
  conversion option
  of debentures                -            -            -          -       579,851            -           -       579,851
Conversion of preferred
  stock, $3.50 per share  (1,194)  (1,044,749)     298,500        298     1,044,451            -           -             -
Conversion of promissory
  notes, $1.70 per share       -            -      120,588        121       204,879            -           -       205,000
Conversion of debentures,
  $1.00 per share              -            -      703,555        703       702,852            -           -       703,555
Conversion of debentures,
  $0.50 per share              -            -      606,400        606       302,594            -           -       303,200
Conversion of debentures,
  $0.001 per share             -            -   50,000,000     50,000             -            -           -        50,000
Exercise of stock options
  for cash, $0.16 to
  $4.00 per share              -            -       30,235         31         8,432            -           -         8,463
Stock issued for services,
  $1.19 per share              -            -      450,000        450       533,925            -           -       534,375
Warrants issued for
  services                     -            -            -          -       434,400            -           -       434,400
Issuance for services,
  $0.09 per share              -            -       85,250         85         7,911            -           -         7,996
Issuance of common shares
  and warrants in
  settlement of lawsuit,
  $0.28 per share              -            -        7,500          9         4,193            -           -         4,202
Compensation related to
  grant of stock options       -            -            -          -       156,137            -    (156,137)            -
Amortization of unearned
  compensation                 -            -            -          -             -            -     257,482       257,482
Net loss                       -            -            -          -             -  (15,306,835)          -   (15,306,835)
----------------------- --------- ------------ ----------- ---------- ------------- ------------- ----------- -------------
Balance -
 December 31, 2000         1,244    1,080,426   71,379,338     71,380    21,710,722  (30,348,434)    (35,130)   (7,521,036)
Issuance for services,
  $0.05 per share              -            -      155,371        155         7,614            -           -         7,769
Issuance for services,
  $0.01 per share              -            -    5,000,000      5,000       395,000            -           -       400,000
Forfeiture of stock
  options by terminated
  employees                    -            -            -          -       (35,130)           -      35,130             -
Net loss                       -            -            -          -             -   (1,447,851)          -    (1,447,851)
----------------------- --------- ------------ ----------- ---------- ------------- ------------- ----------- -------------
Balance -
 December 31, 2001         1,244    1,080,426   76,534,709     76,535    22,078,206  (31,796,285)          -    (8,561,118)
Net loss                       -            -            -          -             -     (325,567)          -      (325,567)
----------------------- --------- ------------ ----------- ---------- ------------- ------------- ----------- -------------
Balance -
 December 31, 2002         1,244  $ 1,080,426   76,534,709 $   76,535 $  22,078,206 $(32,121,852) $        -  $ (8,886,685)
======================= ========= ============ =========== ========== ============= ============= =========== =============




The accompanying notes are an integral part of these consolidated financial statements.




FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(Debtor-in-Possession as of July 3, 2001)
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                            For the period
                                                                                             January 5,
                                                                                             1995 (Date
                                                                                            of Inception)
                                                                                               Through
                                                                                             December 31,
For the Years Ended December 31,                     2002           2001           2000         2002
------------------------------------------------ ------------- ------------- -------------- -------------
Cash Flows From Operating Activities
 Net loss                                        $   (325,567) $ (1,447,851) $ (15,306,835) $(31,428,302)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Loss on disposition of assets                       13,146       714,616         (7,366)      729,623
   Contract and manufacturing activity exit costs           -             -      2,373,327     2,373,327
   Depreciation and amortization                       19,836        81,625        606,567     1,728,786
   Amortization of debt discount and loan costs             -             -      5,910,096     7,467,232
   Amortization of unearned compensation                    -             -        257,482       536,207
   Stock compensation issued for services                   -       407,769        980,971     2,103,790
   Write off of patent expenses                             -             -        101,718       101,718
   Forgiveness of debt                                      -      (767,065)             -      (767,065)
   Changes in operating assets and liabilities:
     Accounts receivable                                    -        15,590         15,388       130,363
     Inventory                                              -        41,273         38,477       (95,000)
     Accounts payable                                   6,898       193,407       (292,911)      684,786
     Accrued liabilities                               28,793       408,987        169,562     1,077,414
     Accrued liabilities subject to compromise        100,000             -              -       100,000
     Deferred revenue                                       -       400,000              -       393,837
     Other assets                                     (13,040)       24,461         40,311      (259,315)
------------------------------------------------ ------------- ------------- -------------- -------------
 Net Cash Provided by (Used in) Operating
 Activities                                          (169,934)       72,812     (5,113,213)  (15,122,599)
------------------------------------------------ ------------- ------------- -------------- -------------

Cash Flows From Investing Activities
 Payments to Flexpoint prior to acquisition                 -             -              -      (268,413)
 Cash paid to acquire Tamco                                 -             -              -       (25,000)
 Proceeds from sale of available-for-sale
   securities                                               -             -              -       455,082
 Net cash received in Nanotech acquisition                  -             -              -     1,492,907
 Payments to purchase equipment                             -        (6,942)      (137,896)   (3,058,193)
 Issuance of note receivable                                -             -              -       (12,507)
 Payments for patents                                       -             -         (3,116)     (146,430)
 Other                                                      -             -         73,073       207,746
------------------------------------------------ ------------- ------------- -------------- -------------
 Net Cash Used In Investing Activities                      -        (6,942)       (67,939)   (1,354,808)
------------------------------------------------ ------------- ------------- -------------- -------------

Cash Flows From Financing Activities
 Proceeds from issuance of preferred stock                  -             -              -       460,738
 Proceeds from issuance of common stock                     -             -          8,463     6,040,555
 Cash payments to officers to repurchase stock              -             -              -       (50,000)
 Proceeds from issuance of warrants                         -             -      1,809,202     1,809,202
 Collection of receivables from shareholders                -             -              -     1,963,750
 Proceeds from borrowings                              15,000        71,700      3,804,799     6,055,460
 Principal payments of debt                                 -             -       (476,039)     (874,790)
 Proceeds from related party notes                          -             -         25,000     1,595,208
 Principal payments of related party notes                  -             -         (5,000)     (420,165)
 Payment of capital lease obligation                        -             -        (94,149)      (94,149)
------------------------------------------------ ------------- ------------- -------------- -------------
 Net Cash Provided By Financing Activities             15,000        71,700      5,072,276    16,485,809
------------------------------------------------ ------------- ------------- -------------- -------------

Net Change In Cash                                   (154,934)      137,570       (108,876)        8,402

Cash at Beginning of Period                           163,336        25,766        134,642             -
------------------------------------------------ ------------- ------------- -------------- -------------

Cash at End of Period                            $      8,402  $    163,336  $      25,766  $      8,402
================================================ ============= ============= ============== =============



The accompanying notes are an integral part of these consolidated financial statements.




         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Petition for Relief Under Chapter 11 - On July 3, 2001, Flexpoint Sensor Systems, Inc. (the "Company") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the December 31, 2002 and 2001 balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the bankruptcy filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, equipment and technology.

The Company has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations; therefore, the Company has discontinued accruing interest on these obligations. The contractual interest due on those obligations as of December 31, 2002 and 2001 amounted to $620,999 and $693,936, respectively, which was $592,206 and $318,708 in excess of reported accrued interest, respectively.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its 90%-owned subsidiary, Sensitron, Inc., and Sensitron Inc.'s 90%-owned
subsidiary, Flexpoint, Inc.   The Company has recorded a minority interest for
the 10% ownership of the subsidiaries that was granted to the Company's CEO, chairman and director in March 2001. As of December 31, 2001, the minority interest had been decreased to zero due to absorbing a portion of the Company's loss in 2001. The operations of acquired entities have been included from the date of their acquisitions. Intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Condition - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah and has suffered losses from operations and has had negative cash flows from operating activities during each of the three years in the period ended December 31, 2002 and cumulative from inception through December 31, 2002. In addition, the Company has ceased its manufacturing activities and has defaulted on major debt and lease obligations.

All of these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain bankruptcy court approval for its plan of reorganization, obtain additional financing and establish business arrangements that will enable the Company to generate profitable operations. The Company is involved in discussions with possible financing sources and business partners. However, no agreements have been reached and there is no assurance that additional financing will be realized or business relationships established. The Company's plan of reorganization may require the issuance of common stock or common stock equivalents upon confirmation, thereby diluting current equity interests.

Fair Values of Financial Instruments - The amounts reported as deposits, trade accounts payable, accrued liabilities and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates were based on information available to management at the time of the preparation of the financial statements. Amounts classified as liabilities subject to compromise are subject to uncertainty pending the outcome of bankruptcy proceedings.

Property and Equipment - Property and equipment are stated at cost. Additions and major improvements are capitalized while maintenance and repairs are charged to operations. Upon retirement, sale or disposition, the cost and accumulated depreciation of the items sold are eliminated from the accounts, and any resulting gain or loss is recognized in operations. Depreciation is computed using the straight-line and the double-declining-balance methods and is recognized over the estimated useful lives of the property and equipment, which were three to seven years.

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets were reviewed for impairment whenever events or changes in circumstances indicate that they may not have been recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

Intangible Assets - The Company currently has the rights to several patents. Patents are amortized from the date the Company is awarded the patent, over their estimated useful lives. Impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. Costs to obtain or develop patents are capitalized and amortized over a five year period.

Revenue Recognition - Revenue from the sale of products is recorded at the time of shipment to the customers. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contracts are met and then recognized as licensing royalty revenue over the remaining term of the contracts.

As of December 31, 2002, the Company had deferred revenue of $368,750, consisting of $250,000 of prepaid royalties to be deferred and recognized as royalty sales are reported to the Company by the customer over the remaining term of the agreement, and software license rights sold to the customer that will be amortized over the six-year term of the contract.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs - During the years ended December 31, 2002, 2001 and 2000, the Company incurred $350, $378 and $20,983 of advertising costs, respectively. The Company follows the policy of expensing these advertising costs at the time the advertising services are rendered.

Stock Based Compensation - The Company accounts for its stock-based compensation issued to employees and directors under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the grant date is less than the fair value of the Company's common stock on the grant date, and amortized over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase.

The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and related interpretations. Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete.

At December 31, 2002, 2001 and 2000, the Company has a stock-based employee compensation plan, which is described more fully in Note 9. Stock-based employee compensation expense was $0, $0 and $176,958 during the years ended December 31, 2002, 2001, and 2000, respectively. Had compensation expense for its employee stock options been determined in accordance with the method prescribed by SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have been increased to the pro forma amounts indicated below for the years ended December 31, 2002, 2001, and 2000:


For the Years Ended December 31,            2002        2001         2000
-------------------------------------- ------------ ------------ -------------
Net loss, as reported                  $  (325,567) $(1,447,851) $(15,306,835)
Add: Stock-based compensation expense
  included in net loss                           -      407,769     1,234,253
Deduct: Total stock-based employee
  compensation expense determined under
  the fair-value method for all awards           -     (415,510)   (1,617,253)
-------------------------------------- ------------ ------------ -------------

Pro forma net loss                        (325,567)  (1,455,592)  (15,689,835)
-------------------------------------- ------------ ------------ -------------
Basic and diluted loss per common
  share as reported                    $         -  $     (0.02) $      (0.48)
-------------------------------------- ------------ ------------ -------------
Basic and diluted loss per common
  share pro forma                      $         -  $     (0.02) $      (0.49)
-------------------------------------- ------------ ------------ -------------

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share - Basic loss per common share from continuing operations is computed by dividing loss from continuing operations less preferred dividends by the number of common shares outstanding during the period. Basic loss per common share applicable to common shareholders is calculated by dividing loss applicable to common shareholders by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants and options using the treasury stock method and convertible preferred stock and convertible notes payable using the if-converted method. Stock warrants and options, convertible preferred stock, and convertible notes payable are not included in diluted loss per share during loss periods when those potentially issuable common shares would decrease the loss per share. The effects of 5,029,775 shares, 6,396,100 shares and 28,620,662 potentially issuable common shares at December 31, 2002, 2001 and 2000, respectively, were excluded from the calculation of diluted loss per share.

Recently Enacted Accounting Standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for acquisitions and requires separate accounting for certain intangibles acquired in such transactions. The application of this standard did not have an impact on the Company's financial position and results of operations.

SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. The Company's adoption of this statement on January 1, 2002 had no effect on the Company's operations as it has continued to amortize its intangible assets over their respective useful lives.

In August 2001, the FASB issued SFAS No. 143 , Accounting for Asset Retirement Obligations. This statement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's adoption of this statement on January 1, 2002, did not have any effect on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of this statement on January 1, 2002, did not have any effect on the Company's financial position or results of operations. The results from discontinued operations from prior periods have not been restated for the effects from adoption of this statement.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishment such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company will be required to apply the provisions of this standard to transactions occurring after December 31, 2002. However, as a result of the reorganization of the company, the provision of SFAS No. 145 have been essentially adopted by the company and the gain from forgiveness of liabilities has been included in reorganization items in the accompanying consolidated statements of operations.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. Management is currently evaluating the effect that will result from adoption of this statement, has not concluded that evaluation, but has determined that the statement could have a material effect on the company's consolidated results of operation in the future given the present reorganization of the company.

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB No. 123 was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends disclosure requirements of SFAS No. 123 requiring disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company continues to recognize stock-based compensation to employees by the intrinsic value method and has adopted the disclosure provisions of this statement.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not guaranteed the indebtedness of others and, accordingly, does not expect the recognition and measurement provisions of FIN 45 to have a material effect on its future interim or annual financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or, (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 become effective for the company as of December 31, 2003. The Company does not have an interest in a variable interest entity and there does not expect the provisions of FIN 46 to have a material effect on its future, interim or annual financial statements.

NOTE 2 - ACQUISITIONS

Nanotech Corporation ("Nanotech") was incorporated June 11, 1992 under the laws of the state of Delaware, and was a publicly-held shell corporation. On December 30, 1997, Sensitron entered into an Agreement and Plan of Reorganization (the "Agreement") with Nanotech whereby Sensitron became a wholly-owned subsidiary of Nanotech. In April 1998, Nanotech changed its name to Micropoint, Inc., and subsequently to Flexpoint Sensor Systems, Inc. and the shareholders of Sensitron exchanged each of their shares of common stock for 13 shares of Nanotech common stock resulting in the issuance of 9,860,279 shares of common stock to the Sensitron shareholders. As a result, the Sensitron shareholders became the majority shareholders of Nanotech.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Agreement was accounted for as a recapitalization of Sensitron in a manner similar to a stock split. The accompanying financial statements have been restated for the effects of the stock split for all periods presented. The agreement was further considered to be the issuance of 6,000,000 common shares for Nanotech's net assets of $2,983,275, which were primarily cash and cash equivalents.

In April 1995, the Company acquired 100 shares of common stock of Flexpoint Inc., a Utah Corporation, in exchange for the forgiveness of $50,000 of accounts receivable. On September 26, 1995, the Company completed the acquisition of Flexpoint, Inc. by exchanging 5,395,000 shares of the Company's common stock for the remaining outstanding common stock of Flexpoint, Inc. in a purchase business combination accounted for in a manner similar to a pooling of interests because Flexpoint, Inc. and the Company were principally owned by the same individuals prior to the combination.

On September 26, 1995, the Company acquired all of the outstanding stock of Tamco, a company engaged in manufacturing and selling various molds and dies. The purchase price was approximately $170,000, consisting of $25,000 of cash, a long-term note payable of $85,000 and 130,000 common shares (post-split) valued at $60,000. The purchase price was allocated based on the estimated fair values of the net assets acquired. This allocation resulted in recording of goodwill of $119,802.

Technology and Machine Company, Inc. ("Tamco"), a wholly owned subsidiary of Sensitron, Inc., was sold to an unrelated party effective September 27, 2000. As a result of the sale, the Company recognized a gain of $125,103 on the disposition of Tamco, reflected separately in the accompanying consolidated statement of operations for the year ended December 31, 2000. The accompanying consolidated financial statements have been retroactively restated to reflect the loss on the Tamco discontinued operations separately for each of the years presented. Tamco's sales for the period ended September 27, 2000 were not material.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

     December 31,                                      2002          2001
     -------------------------------------------- -------------- -------------

     Furniture and fixtures                       $           -  $     61,627
     Machinery and equipment held for sale                    -       185,000
     Office equipment                                         -        76,445
     Leasehold improvements                                   -         2,500
     Total                                        $           -  $    325,572
     ============================================ ============== =============

The Company owned machinery and equipment related to the production process of its specialized sensors and designated the equipment as collateral for a note payable due to a stockholder that matured on February 10, 2000. The note was in default during 2001 and the stockholder foreclosed on equipment with a carrying value of $572,685 and took possession of the equipment. The Company disputed the foreclosure and petitioned a court for the return of the equipment; however, during 2002, the court ruled that the stockholder's possession of the equipment was deemed a sale of equipment valued at $185,000.

Since the Company did not have possession or use of the assets, it recognized impairment of the equipment of $387,685 which wrote the carrying value of the equipment down to $185,000, the amount deemed by the Court to have been sold. This equipment is reflected as machine and equipment held for sale at December 31, 2001.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During 2001, the Company abandoned office equipment, software, furniture and fixtures and leasehold improvements with a cost of $694,240. The cost of all property and equipment abandoned and impaired during 2001 was $2,177,166. The Company recognized an impairment charge on the foreclosed equipment, office equipment, software, furniture and fixtures and leasehold improvements of $714,615.

During 2002 the court order officially ruled the foreclosure of the equipment as a sale. To reflect this transaction, the Company wrote off $185,000 of equipment and reduced the note payable due to the stockholder by the same amount.

During 2002, the Company abandoned additional office equipment, furniture and fixtures and leasehold improvements with a cost of $140,572, and recorded a loss on disposal of the property of $13,146.

During the years ended December 31, 2002 and 2001, the Company recorded depreciation expense of $79,878 and $16,207, respectively.

NOTE 4 - INTANGIBLE ASSETS

Patents - Patent costs for two active patents perfected during 2000 was $18,154 as of December 31, 2002 and 2001, and accumulated amortization was $13,891 and $10,260 as of December 31, 2002 and 2001, respectively. Capitalized patent costs are being amortized over a period of six years. Amortization expense from patents for the years ended December 31, 2002, 2001 and 2000 was $3,631, $1,746 and $11,679, respectively. During the year ended December 31, 2000, the Company wrote off $101,718 in carrying value of patents, representing patent costs for patents that had not been perfected because the applications of the patents had been abandoned. The impairment charge was classified as general and administrative expense on the consolidated statement of operations.

The estimated aggregate amortization expense for the remaining lives of the patents is as follows:


          Year Ending December 31:
          -------------------------------------------------------
              2003                                      $  2,742
              2004                                         1,453
              2005                                           108
          -------------------------------------------------------
              Total                                     $  4,303
          -------------------------------------------------------

Amortization expense from goodwill for the years ended December 31, 2002, 2001 and 2000 and 1999 was $0, $0 and $17,970, respectively.

As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS. SFAS No. 142 provides that goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. The Company has evaluated the estimated useful lives of the patents and has determined that they will remain unchanged under SFAS no. 142. The following presents the adjustments to net loss and basic and diluted loss per share from excluding goodwill amortization:

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Year Ending December 31,         2002          2001        2000
----------------------------------- ------------- ------------- -------------
Net loss, as reported               $   (325,567) $ (1,447,851) $(15,306,835)
Add back goodwill amortization                 -             -        17,970
----------------------------------- ------------- ------------- -------------
Net loss, excluding goodwill
  amortization                      $   (325,567) $ (1,447,851) $(15,288,865)
----------------------------------- ------------- ------------- -------------


Basic and diluted loss per share:
Net loss, as reported               $          -  $      (0.02) $      (0.48)
----------------------------------- ------------- ------------- -------------
Net loss, excluding goodwill
amortization                        $          -  $      (0.02) $      (0.48)
----------------------------------- ------------- ------------- -------------

NOTE 5 - CASH FLOW INFORMATION

Supplemental Cash Flow Information - Cash payments for interest were $0, $0 and $314,432 for the years ended December 31, 2002, 2001 and 2000, respectively.

Noncash Investing and Financing Activities - During the year ended December 31, 2000, the Company issued warrants to purchase 500,000 shares of common stock as a fee for extending the due date of a $1,000,000 note payable. The warrants were valued at their estimated fair value of $2.46 per warrant or $1,230,000. Also during the year, the Company acquired equipment totaling $211,287 for a note payable of $144,435 and capital leases of $66,852. In addition, $1,255,000 of convertible notes payable, accrued interest of $6,755, and 1,194 shares of convertible preferred stock totaling $1,044,750 was converted into 1,729,034shares of common stock.

During the year ended December 31, 2001, the Company reclassified debt obligations of $4,537,700, accounts payable of $869,291, and accrued liabilities of $2,355,387 to liabilities subject to compromise, due to the Company filing for bankruptcy protection during 2001.

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:


      December 31,                              2002         2001
      ------------------------------------- -------------- -------------
      Note payable to a vendor, due on
      demand, interest accrues at 10%,
      in default                            $     129,395  $    129,395

      Note payable to a shareholder,
      due December 31, 2004, interest
      accrues at 10%, payable at maturity          15,000             -
      ------------------------------------- -------------- -------------

      Total Notes Payable                   $     144,395  $    129,395
      ===================================== ============== =============


NOTE 7 - LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise includes liabilities incurred prior to the commencement of the Chapter 11 filing and consist primarily of amounts outstanding under notes payable, leases, accounts payable, accrued interest, accrued restructuring costs, and other accrued expenses. The amounts represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Filing. Such claims remain subject to future adjustments resulting from (1) negotiations; (2) actions of the bankruptcy court; (3) further development with respect to disputed claims; (4) future rejection of additional executory contracts or unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts, which are currently considered long-term liabilities, will be established in connection with the Chapter 11 proceedings.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 2002 and 2001, liabilities subject to compromise included the following:



For the Years Ended December 31,                     2002        2001
---------------------------------------------- ------------- -------------
Accounts payable                               $    869,291  $    869,291
Accrued wages                                       175,890        75,890
Accrued interest                                    394,498       579,497
Delphi liability under supply agreement           1,700,000     1,700,000
Convertible debentures payable to shareholder,
   due on demand, 8% interest rate, 10.5%
   default interest rate, in default              3,450,000     3,450,000
Convertible promissory note to employee,
   due June 30, 2000, 8% interest rate,
   in default                                        20,000        20,000
Note payable to a shareholder, due February 10,
   2000, 14% interest rate, 28% default
   interest rate, in default                      1,067,700     1,067,700
---------------------------------------------- ------------- -------------

Liabilities Subject to Compromise              $  7,677,379  $  7,762,378
============================================== ============= =============


Accrued Wages - Since March 30, 2001, the Company has accrued a salary of $100,000 per year for its chief executive officer. Under the current reorganization plan, the Company's chief executive officer has offered to release the Company from all liabilities owed to him.

Delphi Automotive Systems Supply Agreement - The Company entered into a Purchase and Supply Agreement (the "Supply Agreement") with Delphi Automotive Systems ("Delphi") in June 1998. Under the terms of the Supply Agreement, the Company was to supply its proprietary sensor mats to Delphi for integration into a weight based suppression system as a critical part of a smart air bag system. The Supply Agreement provided that such sensor mats were to be exclusively supplied to General Motors, through Delphi, by the Company through 2002. In May 2000, the Supply Agreement was amended, primarily providing for Delphi to make loan payments to the Company to be used directly for Delphi programs. As of December 31, 2000, the Company had received loan payments of $1,700,000 from Delphi.

In August 2000, Delphi notified the Company of its intent to terminate the Supply Agreement. However, the Company believes that Delphi is not entitled to terminate the agreement or has not followed the appropriate contractual provisions for termination of the Supply Agreement. As a result, the Company significantly reduced its workforce and operating costs in order to conserve resources and sought protection under the United States Federal bankruptcy laws.

Delphi has made a claim to the bankruptcy court against the Company of $1,700,000. Litigation of the claim is estimated to begin after the confirmation date of the Company's bankruptcy reorganization.

Convertible Debentures Payable to Shareholder - During 2000, the Company received aggregate proceeds of $3,800,000from issuing debentures, was charged default penalties of $700,000, and converted $1,050,000 plus accrued interest into common stock, resulting in a principal balance due of $3,450,000. The balance due is in default. The series of transactions and related terms resulting in the balance due were as follows:

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On March 3, 2000, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") whereby the Company received proceeds of $3,150,000, net of offering costs of $350,000, through June 1, 2000, in exchange for $3,500,000 of convertible debentures and warrants to purchase 2,315,494 shares of common stock from $1.79 to $2.08 per share. The warrants expire on dates through March 3, 2004. The debenture notes were due March 1, 2001, with interest at 8% per annum, payable quarterly.

The net proceeds from the Securities Purchase Agreement were allocated between the convertible debentures and the warrants based upon their relative fair values. The estimated fair value of the warrants of $3,698,168 was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 121% to 124%, risk-free interest rate of 6.6% and estimated life of 3.75 years. The warrants were allocated $1,595,417 of the net proceeds of the convertible debentures payable. Of the remaining $1,554,583 of net proceeds, $965,574 was allocated to the beneficial conversion option of the convertible debentures, and $777,911 was allocated to the convertible debentures payable, before $188,902 of loan costs.

The resulting $2,759,088 discount on the promissory notes was based on an imputed interest rate of 2357%. The discount and the loan costs were amortized through the date the notes were convertible and resulted in amortization expense of $2,947,990 during the year ended December 31, 2000.

In addition, the Agreement stated that in an event of default, all of the debentures became immediately convertible. In June 2000, the holder gave the Company notices of conversion relating to a total of $700,000 of principal under the debentures and $3,555 of accrued interest. The conversion rate on these dates was $1.00 per share which resulted in 703,555 shares of common stock being issued.

Under the terms of the debentures, if the Company's stock price fell below $1.00 per share for five consecutive days, the principal balance would become mandatorily redeemable at the option of the lender with a redemption amount equal to 125% of the outstanding principal plus accrued interest payable in ten days. If not redeemed, the conversion price would be reduced by $0.50 per share. Upon the debentures becoming mandatorily redeemable, default interest accrued at 10.5% per month

On July 6, 2000, the holder of the debenture gave the Company a notice of redemption under the terms of the Securities Purchase Agreement. The Company was required to redeem the entire remaining $2,800,000 aggregate principal amount of the debentures on or before July 17, 2000 at 125% of the outstanding principal, or $3,500,000. The Company did not redeem the debentures by July 17, 2000, which constituted an event of default on the debentures.

On July 18, 2000, the holder gave the Company a notice of conversion relating to $300,000 of principal under the debentures and $3,200 of accrued interest. The default conversion rate on July 18, 2000 was $0.50 per share which resulted in 606,400 shares of common stock being issued. Interest accrued on the remaining $3,200,000 principal balance at the default interest rate of 10.5% per month. Also as a result of the default, the Company recognized a default penalty of $700,000 which was recorded as an addition to the principal amount due. In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recorded an additional discount on the notes of $579,851 on July 18, 2000. This discount represents the contingent beneficial conversion feature of the debentures due to the default. The discount was recognized as interest expense.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On October 5, 2000, the holder of the 8% convertible debentures converted $50,000 of the convertible debentures into 50,000,000 shares of the Company's common stock. This transaction resulted in the holder of these debentures assuming controlling ownership of the Company. In addition, the holder of these 8% convertible debentures loaned the Company $300,000 during 2000. These loans were unsecured notes payable bearing interest at 12% per annum and were due upon demand.

Convertible Promissory Note to Employee - During the year ending December 31, 2000 the Company borrowed $155,000 from employees, officers or affiliated shareholders under terms of 8% convertible notes. Of the amount borrowed, $135,000 was converted into common stock during 2000. As of December 31, 2001 and 2002, $20,000 in principal remained due to an employee and is in default.

Notes Payable to Shareholder - During August 1999 the Company received proceeds of $1,000,000 from a shareholder under terms of a 14% note due February 2000. The Company issued warrants to purchase 500,000 shares of common stock at $2.50 through August 10, 2004 to the shareholder as a fee for extending the due date from February 10, 2000 to August 10, 2000. The fair value of the warrants was $1,230,000 as computed using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 121.1%, risk-free interest rate of 6.6% and estimated life of four years. The loan extension fee was accounted for as unamortized loan costs and was amortized over the six-month period ended August 10, 2000. Interest expense resulting from amortization of these loan costs was $1,230,000 during the year ended December 31, 2000. The shareholder loaned an additional $67,700 to the Company during 2001. Both loans are currently in default.

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock - During the year ended December 31, 1999, 4,500 shares of preferred stock were designated as Series A Convertible Preferred Stock ("Series A Preferred") with a stated value of $875 per share. The Series A Preferred ranks, with respect to rights on liquidation, senior to all classes of common stock and each other class of capital stock or series of preferred stock established after the date designated by the Board of Directors. The Series A Preferred has no stated dividend rate and no dividends are payable thereon unless declared by the Board of Directors. Each share of Series A Preferred outstanding is entitled to 250 votes. The Series A Preferred shares are entitled to a preference in liquidation over the common shares equal to $875 per preferred share.

Shares of Series A Preferred may be convertible at any time, in whole or in part, at the option of the holder thereof into common stock at a conversion price of $3.50 per share. The outstanding shares of Series A Preferred will automatically be converted into common stock if the closing bid price for the common stock for 15 successive trading days is equal to or greater than $12.00 per share.

Series A Preferred and Series A warrants to purchase 250 shares of common stock were issued as a unit in an offering from May through July 1999. In addition to units sold, shareholders who purchased common stock under the Company's prior private offering were given the option of converting the shares of common stock purchased into preferred units of the new offering.
The offering resulted in the issuance of 536 shares of convertible preferred stock and Series A warrants to purchase 134,000 shares of common stock at $4.00 per share. The conversion resulted in the cancellation of 489,523 shares of common stock and the issuance of 2,238 shares of convertible preferred stock and Series A warrants to purchase 559,551 of common stock at $4.00 per share. The warrants expired on January 1, 2001. The gross proceeds from the offering before $8,263 offering costs were $469,000. These proceeds and the conversion of the common shares were allocated on the dates received to (a) the Series A Warrants to purchase common stock based upon their fair value in the amount of $ 693,551 and (b) $1,725,624 was allocated to the convertible preferred stock. The resulting discount on the preferred stock of $693,551 was recognized as a preferred stock dividend on the dates the convertible preferred stock was issued.

During the year ended December 31, 2000, 1,194 shares of Series A convertible preferred stock were converted into 298,500 shares of common stock, respectively.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Super Voting Preferred Stock - On April 13, 2001, the Company authorized a class of stock designated as Series 2001 Super-Voting Preferred, with a par value of $0.001, each share of the Super-Voting Preferred having 100 votes per share, with voting rights to expire July 1, 2004. The stock will not pay dividends and will not participate in liquidation. The stock is redeemable at $0.001 per share.

Common Stock - In connection with the reorganization agreement with Nanotech, the Company's common stock was split 13-for-1 on April 11, 1998. All references to common shares in these financial statements reflect the change in the number of common shares outstanding for all periods presented.

On August 26, 1997, the Company entered into a settlement agreement with two officers of the Company whereby the relationship between the officers and the Company was terminated. As part of the agreement, the Company redeemed 6,308,666 shares of common stock from the officers for $200,000, or approximately $0.03 per share, by paying $50,000 in cash and by issuing $150,000 of notes payable.

During the year ended December 31, 2000, the Company received total cash proceed of $10,338 from holders of common stock options, principally from an employee of the Company through payroll deductions. In connection with these purchases the Company issued 30,705 shares of common stock. A portion of those shares of common stock had previously been reflected as constructively issued in the consolidated financial statements. In August 2000, the employee elected to rescind the exercise of the options and the Company returned the amounts collected through payroll deduction of $1,875 and the 470 shares of common stock were cancelled.

In June 2000, the Company issued 450,000 shares of common stock to a new member of the board of directors and two other individuals or entities for services rendered valued at $534,375. In November 2000, the Company issued 85,250 shares of common stock valued at $7,996 to employees as compensation for services rendered. In September 2000, the Company issued 7,500 shares of common stock valued at $2,100 in connection with a legal settlement.. On March 30, 2001, the Company issued 5 million common shares to its chief executive officer as compensation. The shares were valued at $400,000, or $0.08 per share based upon the quoted market price of the shares on the date issued.

NOTE 9 - STOCK OPTIONS

On April 1, 1995, the Board of Directors and shareholders adopted an Omnibus Stock Option Plan (the "Plan"). Under the terms of the Plan, as amended in October 1997, the Company may grant options to employees, directors and consultants to purchase up to 5,037,500 shares of common stock. Incentive or non-qualified options may be granted under the Plan. Options granted under the Plan are exercisable over periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options generally vest from immediately to five years. Generally, the only condition for exercise of options granted under the Plan is that the employees remain employed through the date the options are exercised or vested.

Between 1995 and 2000 the Company issued an aggregate of 3,331,100 options to purchase common shares under the Plan. The Company terminated the majority of its employees in September 2000. A summary of the status of stock options as of December 31, 2002 and 2001 and changes during the years ended on those dates are presented below:

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                 2002                  2001                  2000
                     ----------------------- ---------------------- ---------------------
                                    Weighted-              Weighted-             Weighted-
                                    Average                Average               Average
                                    Exercise               Exercise              Exercise
                        Shares      Price      Shares      Price      Shares     Price
--------------------- ------------- -------- ------------- -------- ------------ --------
Outstanding at
 beginning of year       1,302,500  $  0.76     3,331,100  $  0.60    4,708,456  $  0.62
Granted                          -        -             -        -      709,750     0.83
Expired                   (747,500)    0.38    (1,324,091)    0.45      (30,235)    0.33
Forfeited                        -        -      (704,509)    0.56   (2,056,871)    0.73
--------------------- ------------- -------- ------------- -------- ------------ --------
Options outstanding
 at end of year            555,000  $  1.28     1,302,500  $  0.76    3,331,100  $  0.76
--------------------- ------------- -------- ------------- -------- ------------ --------
Options exercisable
 at end of year            555,000  $  1.28     1,282,500  $  0.74    2,586,591  $  0.58
--------------------- ------------- -------- ------------- -------- ------------ --------


The weighted-average fair value of the options granted during 2000 was $0.70 per share determined by use of the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; volatility of 136%; risk-free interest rate of 6.6%; and estimated life of 5.9 years. The following table summarizes information about stock options outstanding at December 31, 2002:



<CAPTION

                          Outstanding                         Exercisable
              ----------------------------------------- ------------------------------
                            Weighted-
                            Average         Weighted-                    Weighted-
Range of                    Remaining       Average                      Average
Exercise       Number       Contractual     Exercise       Number        Exercise
Prices         Outstanding  Life in Years   Price          Exercisable   Price
------------- ------------- -------------- ------------- -------------- --------------
$       0.77      325,000       4.67       $     0.77         325,000   $    0.77
$       2.00      230,000       2.37       $     2.00         230,000   $    2.00
------------- ------------- -------------- ------------- -------------- --------------

$0.77 - 2.00      555,000                  $     1.28         555,000   $    1.28
------------- ------------- -------------- ------------- -------------- --------------


NOTE 10 - STOCK PURCHASE WARRANTS

From 1995 through 1999, the Company issued warrants to equity investors in connection with equity offerings. During 2000, Series C and Series D convertible notes and other notes payable were issued with for an aggregate principal balance of $405,000 together with warrants to purchase 220,588 common shares with exercise prices of $1.70 to $2.25 and expiring during 2003. The proceeds from the notes were allocated between the convertible notes and the warrants based upon their relative fair values. The estimated fair value of the warrants of $241,176 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; volatility of 125.7%; risk-free interest rate of 6.8%; and estimated life of 3 years. The warrants were allocated $213,783 of the net proceeds of the convertible notes payable, $110,644 was allocated to the beneficial conversion option of the convertible notes, and $80,572 was allocated to the convertible notes payable. The resulting $324,428 discount on the promissory was amortized through the date the notes were convertible and resulted in amortization expense of $324,428 during the year ended December 31, 2000.

During 2000, warrants were issued to a note holder for consideration for an extension of terms and also issued warrants for services to outside legal counsel, and to others for services. Warrants issued carried an exercise price equal to the estimated fair value of the underlying shares on each issuance and expired from July 2004 through August 2004. The fair value of warrants issued for services were estimated on the date of issuance using the Black-Scholes option-pricing module. The Board of Directors estimated the fair value of the underlying common shares when there was no active trading market for the Company's common shares, into which the warrants were convertible. The estimated fair value of the warrants closely approximated the estimated fair value of the underlying shares at each of the issuance dates. Pursuant to the bankruptcy plan of reorganization, if executed, warrants outstanding would be cancelled. Warrants issued for services from 1995 through 2000 were as follows:

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-----------------------------------------------------------------------------
        Number of                        Exercise              Expense
Year    Warrants   Consideration         Price     Fair Value  Recognized
------- ---------- --------------------- --------- ----------- --------------
1995     22,750    Legal services        $  0.77   $  0.77     $      17,518
1996      6,500    Legal services           0.77      0.77             5,005
1997    910,000    Director services        1.15      1.15         1,046,500
1999    100,000    Consulting services      1.85      1.85           185,000
2000    240,000    Services                 2.00      1.81           434,400
2000     10,000    Litigation Settlement    1.50      0.21             2,100
------- ---------- --------------------- --------- ----------- --------------

The following table summarizes information about warrants outstanding at December 31, 2002:

     -----------------------------------------------------------------
                                                 Weighted-Average
                            Warrants             Remaining Contractual
     Exercise Prices        Outstanding          Life in Years
     --------------------- --------------------- ---------------------
       $0.77 - $1.80           530,923               0.89
       $2.00 - $2.50         3,300,159               1.23
       $3.15 - $3.44           335,000               1.56
     --------------------- --------------------- ---------------------
       $0.77 - $3.44         4,166,082               1.22
     --------------------- --------------------- --------------------


NOTE 11 - PRODUCTS AND SERVICES

The Company operates in one segment. Within that segment the Company has had revenues in the following areas:


For the Years Ended December 31,             2002        2001          2000
------------------------------------- ------------- ------------ -------------
Products
Sales of sensors                      $      8,454  $     1,441  $    175,029
Licensing fees and royalties                25,000       11,887        10,000
Tooling and dies                             2,975            -         1,856
------------------------------------- ------------- ------------ -------------
Total Product Sales                         36,429       13,328       186,885
Engineering Services                        27,094        2,467       164,174
------------------------------------- ------------- ------------ -------------
Total Sales                           $     63,523  $    15,795  $    351,059
===================================== ============= ============ =============

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

There was no provision for, or benefit from, income tax for any period. The components of the net deferred tax asset were as follows:

     December 31,                                       2002          2001
     --------------------------------------------- ------------- -------------
     Operating loss carry forwards                 $ 11,446,155  $ 11,352,386
     Deferred license and royalty income                137,544       146,869
     Accrued rent expense                               120,343       120,343
     Amortization of intangibles                         15,050        15,704
     --------------------------------------------- ------------- -------------
     Total Deferred Tax Assets                       11,719,092    11,635,302
     Valuation allowance                            (11,719,092)  (11,635,302)
     --------------------------------------------- ------------- -------------
     Net Deferred Tax Asset                        $          -  $          -
     ============================================= ============= =============

For tax reporting purposes, the Company had net operating loss carry forwards of $30,686,744 at December 31, 2002 that will expire beginning in the year 2012.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2002 and 2001:


For the years ended December 31,              2002         2001        2000
-------------------------------------- ------------- ------------ ------------
Tax at statutory rate (34%)            $   (110,693) $  (492,269) $(5,204,324)
Non-deductible expenses                      37,646       37,596      114,428
Increase in valuation allowance              83,790      502,452    5,595,022
State tax benefit, net of federal
  tax effect                                (10,743)     (47,779)    (505,126)
-------------------------------------- ------------- ------------ ------------
Provision for Income Taxes             $          -  $         -  $         -
====================================== ============= ============ ============


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Capital Leases - During the year ended December 31, 2000, the Company entered into capital lease arrangement for certain equipment with an original cost of $66,852. As of December 31, 2002, these capital lease obligations are in default and payment of the full amount was due. In January 2001, the lessor sued the Company for the accelerated lease payments of $84,950, plus accrued interest, which was $67,414 and $39,184 as of December 31, 2002 and 2001, respectively. No additional action has been taken by the lessor. The Company has accrued $84,950 for these lease obligations and has reflected these obligations as current liabilities in the accompanying consolidated balance sheets as of December 31, 2002 and 2001.

Operating Leases - The Company was obligated under two operating lease agreements for its facilities and office space. The lease on the Company's office space and smaller production, prototyping and development facility expired in October 31, 2000. During October 2000, the Company entered into an extension of that lease for an additional 18 months at an initial rate of $5,995 per month. During 2001, the Company abandoned the leased office space prior to the end of the extension. Unpaid amounts due under the lease are included in accounts payable classified as liabilities subject to compromise.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 1998, the Company entered into a 5-year lease on 60,000 square feet of space to be used primarily as a production facility for automotive related products. The Company is also required under the terms of the lease to maintain a letter of credit with a federally insured bank in the amount of $50,000. The letter of credit was issued by a bank to the lessor and was secured by $50,000 of cash on deposit with the bank. The Company defaulted on this lease, and the letter of credit was drawn and applied against the Company's obligation. The entire amount of the remaining lease payments for the balance of the term of the lease is due and payable in full. As a result, the total amount of the remaining obligation of $975,000 was recognized as a current liability and charged to operations during year ended December 31, 2000. As of December 31, 2000, estimated remaining payments under this lease were $896,890. During 2001, as a result of the landlord filing a claim under the Company's bankruptcy proceedings, the liability was reduced to $574,255.

Rent expense for the years ended December 31, 2002, 2001 and 2000 was $46,590, $90,127 and $288,870, respectively.

In addition to the claims under the control of the bankruptcy court, the Company has been involved in other claims and legal proceedings in which monetary damages and other relief are sought. These claims are reflected as liabilities in the consolidated financial statements.

Employment and Consulting Agreements - The Company entered an agreement with a former officer for consulting services effective September 1, 2001. The terms of the agreement required the Company to pay $4,000 per month through February 2002.

NOTE 14 - CONTRACT AND MANUFACTURING ACTIVITY EXIT COSTS

As discussed in Note 7, in August 2000, the Company received the Delphi Notice and, as a result, the Company significantly reduced its operating costs and number of employees and vacated its automotive related manufacturing facility that was gearing up for production. The Company had incurred significant costs in order to meet the projected production requirements of the Supply Agreement. The Company defaulted on the lease commitment, abandoned the premises, and accrued a liability for the remaining commitment on the property.

Contract and manufacturing activity exit costs for the year ended December 31, 2000 are as follows:


     -------------------------------------------------------- ------------
     Accrued rent on manufacturing facility                   $    975,000
     Leasehold improvements written off, net of
       accumulated  depreciation of $90,650                        816,357
     Software written off, net of accumulated
       depreciation of $36,109                                     108,326
     Deposit on equipment forfeited                                 64,507
     Inventory write off                                            95,000
     Impairment of property and equipment                          280,000
     Other                                                          34,137
     -------------------------------------------------------- ------------
     Total Contract and Manufacturing Activity Exit Costs     $  2,373,327
     ======================================================== ============
                                23

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - CONDENSED FINANCIAL STATEMENTS

The following condensed financial statements reflect the financial position and results of operations of only Flexpoint Sensor Systems, Inc., the legal entity under Chapter 11bankruptcy. The following condensed financial statements are prepared on the same basis as the consolidated financial statements.

BALANCE SHEET

December 31,                                          2002          2001
-----------------------------------------------  -------------- -------------
ASSETS
Cash                                             $           -  $        541
-----------------------------------------------  -------------- -------------
  Total Assets                                   $           -  $        541
===============================================  ============== =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities Not Subject to Compromise
Trade accounts payable                           $     128,946  $    128,942
-----------------------------------------------  -------------- -------------
  Total Current Liabilities                            128,946       128,942
-----------------------------------------------  -------------- -------------
Liabilities Subject to Compromise
Other                                                7,677,379     7,762,378
Payable to subsidiaries                              1,080,360       670,339
-----------------------------------------------  -------------- -------------
  Total Liabilities Subject to Compromise            8,757,739     8,432,717
-----------------------------------------------  -------------- -------------
Stockholders' Deficit
Preferred stock                                      1,080,426     1,080,426
Common stock                                            76,535        76,535
Additional paid-in capital                          22,078,206    22,078,206
Deficit accumulated during the development stage   (32,121,852)  (31,796,285)
-----------------------------------------------  -------------- -------------
  Total Stockholders' Deficit                       (8,886,685)   (8,561,118)
-----------------------------------------------  -------------- -------------
Total Liabilities and Stockholders' Deficit      $           -  $        541
===============================================  ============== =============


STATEMENTS OF OPERATIONS

For the Years Ended December 31,             2002        2001        2000
------------------------------------ ------------- ------------- -------------
Operating Expenses
General and administrative expenses  $    101,097  $    776,057  $  1,638,089
Contract and manufacturing activity
  exit costs                                    -             -     1,785,346
------------------------------------ ------------- ------------- -------------
Total Operating Expenses                 (101,097)     (776,057)   (3,423,435)
------------------------------------ ------------- ------------- -------------

Other Income and (Expenses)
Equity in loss of subsidiaries           (224,470)   (1,115,670)   (5,049,672)
Gain on forgiveness of liabilities              -       767,065             -
Interest expense                                -      (346,998)   (1,584,241)
Interest from amortization of
  debt discount                                 -             -    (5,210,097)
Interest income                                 -         1,990        20,178
Other income (expense), net                     -        21,819       (59,568)
------------------------------------ ------------- ------------- -------------
Total Other Income and (Expense), Net    (224,470)     (671,794)  (11,883,400)
------------------------------------ ------------- ------------- -------------

Net Loss                             $   (325,567) $ (1,447,851) $(15,306,835)
==================================== ============= ============= =============

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with our independent accountant for the years ended December 31, 2002 and 2001.

                 ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there was no significant deficiencies in these procedures. However, we failed to file in a timely manner due to lack of funding. There were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our executive officer and directors are listed below. Our directors who serve until our next annual meeting or until each is replaced by a qualified director. Our executive officers are appointed by our board of directors and serve at its discretion.

Name               Age  Position Held                          Director Since
----               ---- -------------                          --------------
John A. Sindt      59   President, CEO, Chairman of the Board  December 1999
Donald E. Shelley  56   Director                               April 2001
Eric Jergensen     44   Director                               April 2001

     John A. Sindt.   Mr. Sindt's has been employed since 1965 as a Salt Lake
County, Utah constable and he currently heads that department. Mr. Sindt has owned and operated a successful chain of retail jewelry stores. He has served as president, corporate secretary and director for the National Constables Association.

     Donald E. Shelley.   Mr. Shelley is the owner of Shelley and Company,
Certified Public Accountants. His firm conducts audits and performs accounting services for individual and business clients and Mr. Shelley supervises five persons. Mr. Shelley is a certified public accountant.

     Erci Jergensen.   Mr. Jergensen is the President and CEO of Contour
Composites, Inc. This company is a provider of highly technical composite products for the aerospace, industrial and medical industries. Mr. Jergensen holds a Bachelor of Science degree as a civil engineer and an MBA from the University of Utah.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required. Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2002, we believe that no Forms 3, 4 or 5 were required to be filed.

                 ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officers in all capacities during the years ended December 31, 2002, 2001 and 2000.

                    SUMMARY COMPENSATION TABLE
                    --------------------------
                       Annual Compensation        Long Term Compensation
                       -------------------        ----------------------
                                                        Awards
                                                        ------
Name                                Other         Securities    All
and principal    Fiscal             annual        underlying    other
position         Year   Salary      compensation  options/SARs  compensation
---------------- ------ ----------- ------------- ------------- ------------

John A. Sindt     2002  $100,000(1) $      0           0        $   0
President, CEO    2001   100,000(1)  400,000(2)        0            0
Director          2000         0           0           0            0

(1) Represents accrued salary which will be waived upon confirmation of our proposed bankruptcy plan.
(2) Represents 5,000,000 common shares, which will be cancelled upon confirmation of our proposed bankruptcy plan.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

Employment Contracts

We have not entered into an employment contract with our executive officer; however, our proposed bankruptcy plan provides that our President, Mr. Sindt, will be paid a monthly salary of $8,000 post-confirmation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 76,534,709 shares of common stock outstanding as of February 9, 2004, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options. However, any outstanding rights, warrants and options will be cancelled upon confirmation of our proposed bankruptcy plan and our outstanding common stock will be subject to a 7-to-1 reverse upon confirmation.

                    CERTAIN BENEFICIAL OWNERS
                     ------------------------

                                        Common Stock Beneficially Owned
                                        -------------------------------
Name and address of                                       Percentage
beneficial owners                      Number of shares   of class
---------------------------------      ----------------   ----------
First Equity Holdings Corp.             50,000,000 (1)    65.3%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

(1) First Equity Holdings Corp. owns the right to receive these shares as part of its assignment agreement with Aspen Capital Resources.

                            MANAGEMENT
                            ----------

                                        Common Stock Beneficially Owned
                                        --------------------------------
Name and address of                                        Percentage
beneficial owners                      Number of shares    of class
------------------------------------   ----------------    -------------
John A. Sindt                           5,223,860 (2)       6.8%
47 East 7200 South, Suite #204
Midvale, Utah 84047

Donald E. Shelley                          63,000           Less than 1%
656 West 7250 South
Midvale, Utah 84047

Directors and officers                  5,286,860            6.9%
as a group

(2) Represents 15,860 shares owned by Mr. Sindt; 200,000 shares owned jointly by Mr. Sindt and his spouse; 8,000 shares owned by his spouse; and 5,000,000 shares our board has agreed to issue to Mr. Sindt. However, the obligation to issue the 5,000,000 shares will be cancelled upon confirmation of our bankruptcy plan.

Changes in Control

The following table lists the beneficial ownership of each person known to us who will own beneficially 10% or more of our outstanding common stock after confirmation of our proposed bankruptcy plan and the issuance of the shares pursuant to the plan. The percentage ownership is based on 17,813,003 common shares outstanding after the 7-to-1 reverse of our outstanding common stock and the issuance of shares to satisfy creditors' claims.

Name of beneficial owner           Number of common shares      Percentage
------------------------           -----------------------      ----------
First Equity Holdings Corp.             7,142,857                 40.1%
Broad Investment Partners, LLC          3,000,000                 16.8%



Securities Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart also includes individual compensation arrangements.

               EQUITY COMPENSATION PLAN INFORMATION
               -----------------------------------
                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                (b)                  (c)
---------------- ---------------------- ------------------- ---------------

Equity
compensation
plans approved by
security holders           555,000         $ 1.28                 0
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans not
approved by
security holders                 0           0.0                  0
---------------- ---------------------- ------------------- ---------------
Total                      555,000 (1)     $ 1.28                 0
---------------- ---------------------- ------------------- ---------------

    (1) These warrants, options and rights will be cancelled upon confirmation of our proposed bankruptcy plan.

Our board of directors and shareholders approved the Omnibus Stock Option Plan on April 1, 1995. As of December 31, 2000, we had issued an aggregate of 3,331,100 options to purchase common shares under this plan. However, as a result of our bankruptcy and the related termination of a majority of our employees many of the options were cancelled.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

In March 2001 we granted a 10% interest in our subsidiaries to our President, John A. Sindt, in consideration for his efforts to revive our operations.

John A. Sindt, our President, has agreed to compromise his claims in bankruptcy by surrendering his right to receive
..      Any options granted to him prior to bankruptcy;
..      5,000,000 common shares for accrued wages through March 2000;
..      800,000 super-voting preferred shares that were authorized to be issued to him in April 2001; and
..      Accrued wages of $300,000 through December 31, 2003.

These transactions between Flexpoint Sensors and our officer have been negotiated between related parties without "arms length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
3.1(i) Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 10-SB registration statement, filed June 17,1994.)
3.1(ii) Certificate of Amendment to Certificate of Incorporation of Micropoint, Inc. (Incorporated by reference to exhibit 3.1 of Form 8-K, filed April 9, 1998)
3.2 Restated by-laws of Nanotech Corporation (Incorporated by reference to exhibit 3.2 of Form 10-SB, filed on June 17, 1994)
21       Subsidiaries of Flexpoint Sensor Systems, Inc.
31.1     Chief Executive Officer Certification
31.2     Principal Financial Officer Certification
32.1     Section 1350 Certification

Reports on Form 8-K

None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the 2002 and 2001 years we have not been billed for audit fees, audit-related fees, tax fees or other fees while in bankruptcy.

We do not have an audit committee currently serving and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FLEXPOINT SENSOR SYSTEMS, INC.

                                  /s/ John A. Sindt
Date: February 18, 2004       By: _______________________________________
                                  John A. Sindt
                                  President, CEO and Chairman
                                  Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                 /s/ Donald E. Shelley
Date: February 18 , 2004      By:_____________________________________
                                 Donald E. Shelley
                                 Director