Form 10KSB
period 2003-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2004-02-19
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2003


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $30,220

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

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business...........................................3
Item 2.  Description of Property...........................................7
Item 3.  Legal Proceedings ................................................7
Item 4.  Submission of Matters to a Vote of Security Holders...............8

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters
           and Issuer Purchase of Securities...............................8
Item 6.  Management's Discussion and Analysis.............................10
Item 7.  Financial Statements.............................................14
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................34
Item 8A. Controls and Procedures..........................................34

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
          Compliance with Section 16(a) of the Exchange Act...............34
Item 10. Executive Compensation34
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters......................35
Item 12. Certain Relationships and Related Transactions...................37
Item 13. Exhibits and Reports on Form 8-K.................................38
Item 14. Principal Accountant Fees and Services...........................38
Signatures................................................................39

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

       Other Applications.   Management believes the potential market for our
technology includes using the technology to replace or upgrade devices used in industrial control systems, medical equipment and instrumentation, computer peripherals, automotive transmission equipment, commercial vending equipment and other devices. We have developed
..    A pedestrian sensor, which allows an automobile onboard computer to deploy a protective device designed to cushion the impact on a pedestrian;
..    A steering wheel position device that communicates to an automobile onboard computer the amount of rotation of the steering wheel to assist the computer in stabilizing control over the vehicle;
..    A mattress sensor for medical beds which detects movement and allows medical staff to monitor patients; and
..    Sensing devices for medical equipment.

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

To management's knowledge technology similar to our technology is currently in production by other competitors. Management believes that our products will be sufficiently distinguishable from the existing products so that it will not compete directly with existing sensor products. Certain force transducer sensors and fiber optic sensors are comparable to our Bend Sensors(R) technology. However, management believes that the force transducer sensor is not as reliable as our Bend Sensor(R) technology and that the fiber optic sensors are not as cost effective as the Bend Sensor(R) technology. As this new area grows, additional manufacturers may attempt to introduce similar products and competition could intensify.

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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit a matter to a vote of our shareholders during the fourth quarter of the 2003 fiscal year.
PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
               AND ISSUER PURCHASES OR SECURITIES

Market Information

Our common stock is traded on the Pink Sheets, L.L.C., formerly the National Quotation Bureau, under the symbol "FLXP." Our common stock is thinly traded and we do not have an active trading market at the time of this filing. The following table lists the range for the high and low bid prices of our common stock for each quarter for the years ended December 31, 2003 and 2002 as reported by Pink Sheets, L.L.C. Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

       Fiscal Quarter Ended                  High       Low

       March 31, 2002                        $  0.05   $  0.02
       June 30, 2002                            0.22      0.02
       September 30, 2002                       0.17      0.06
       December 31, 2002                        0.20      0.06

       March 31, 2003                        $  0.09   $  0.04
       June 30, 2003                            0.14      0.04
       September 30, 2003                       0.25      0.08
       December 31, 2003                        0.23      0.09

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

The settlement of these claims enables Flexpoint Sensor to emerge from bankruptcy with our technology intact and with sufficient financial backing to operate our business and take our technology applications to market. The term of the proposed bankruptcy plan will be dependent upon the time it takes for Flexpoint Sensor to challenge the merits of Delphi's creditor claim. The bankruptcy court will retain jurisdiction over our bankruptcy case until the litigation with Delphi is complete, at that time the bankruptcy court is expected to enter a final decree closing the Flexpoint Sensor bankruptcy case.

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

Operations.  Net cash used in operating activities for the 2003 fiscal year
was $7,351, compared to $169,934 for the 2002 year.   The 2003 and 2002 year
expenses were related to general and administrative expenses. Based upon ongoing negotiations with third parties, management believes that several technology agreements may be signed shortly after confirmation of the proposed bankruptcy plan. It is critical to our continued operations that we are successful in closing these agreements. We project that contracts to conclude research and development, license technologies and enter into pre-production and production agreements will provide sufficient cash flow during the pre-production development phase.
Then we anticipate that operations based on revenues from research and development income, licensing fees and contributions from strategic partners will provide adequate funding for our operations. Management estimates that a potential influx of funds could be as high as $1 million from these tentative discussions. However, there can be no assurance that any of these contracts will come to fruition or that the desired technological application can be brought to market.

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

Financing.   Net cash provided by financing activities was from money we borrowed, $5,000 during 2003 year compared to $15,000 in the 2002 year. As discussed above, we intend to rely on the $1.5 million credit line from Broad Investment Partners to satisfy a portion of the funding required for our operations after confirmation of our proposed bankruptcy plan. In addition, we intend to enter agreements for the development of our technology that will include funding as a condition of the agreement.

Commitments and Contingencies

Certain claims against Flexpoint Sensor in existence prior to the filing of the petition for relief under Chapter 11 of the federal bankruptcy laws were stayed while the company continued business operations as a debtor-in-possession. These claims are reflected in the December 31, 2003 and 2002 balance sheets as "liabilities subject to compromise" and total approximately $7.8 million. Claims secured against Flexpoint Sensor's assets were also stayed, although the holders of these claims had the right to move the bankruptcy court for relief from the stay. Secured claims were secured primarily by liens on Flexpoint Sensor's property, plant and equipment.

Management has determined that there is insufficient collateral to cover the interest portion of scheduled payments on our pre-petition debt obligations. Therefore, we have discontinued accruing interest on these obligations. Contractual interest on those obligations was $621,936 as of December 31, 2003 and $620,999 as of December 31, 2002.

We are in default under capital leases for equipment which we entered into in the 2000 year and have accrued $84,950 for these lease obligations. We are also obligated under two operating leases for our production facilities and our office space. In October 2000 we entered into an extension of our office space lease at a rate of $5,995 per month. During 2001 we abandoned the leased office space prior the end of the extension term and the amounts owing are included in accounts payable. We also defaulted on our production facility 5-year lease for 60,000 square feet. According to the acceleration provisions in this lease agreement the entire amount of the remaining lease payments for the balance of the term of the lease are due and payable in full. As a result, the remaining obligation of $975,000 was recognized as a current liability and charged to operations for the year ended December 31, 2000. During 2001, the lessor's bankruptcy claim reduced the liability to $574,255.

We intend to litigate the Delphi creditor claim and if we are successful in challenging this claim, no further payment will be required under the proposed bankruptcy plan. (See, Part I, Item 3. Legal Proceedings, above.) If this dispute is resolved against us, then we expect to pay this claim from the Broad Investment Partner credit line.

Off Balance Sheet Arrangements

None.

Results of Operations

The following discussions are based on the consolidated operations of Flexpoint Sensor and its subsidiaries and should be read in conjunction with our audited financial statements for the years ended December 31, 2003 and 2002, included in this report at Part II,
Item 7, below. The charts below present a summary of our statement of operations for 2003 and 2002 and our balance sheet for the 2003 and 2002 years and further details are presented in our audited financial statements.

        Comparison of 2003 and 2002 Fiscal Year Operations
        -------------------------------------------------

                                                 2003          2002
                                           -------------- --------------

Sales                                      $      30,220  $      63,523
Cost of goods sold                                 1,883          6,750
                                           -------------- --------------
Gross profit                                      28,337         56,773

Total operating expenses                         112,860        333,260

Income (loss) from operations                    (84,523)      (276,487)

Total other income and (expense), net            (29,730)       (28,793)

Loss from continuing operations                 (114,253)      (305,280)

Total reorganization items                       (34,503)       (20,287)

Net loss                                        (148,756)      (325,567)
                                            ------------- --------------

Net loss per share                          $      (0.00) $       (0.00)

During the 2000 year we began to shut down our operations due to lack of funding and as a result our sales, costs of goods sold, total operating expenses, and total other income dropped significantly in the following years. Sales for the 2003 and 2002 years were primarily from licensing fees and royalties and engineering services. Operating expenses were primarily general and administrative expenses. Total other expense was primarily interest expense related to our debt.

Total reorganization items expense for the 2003 year was primarily related to professional fees compared to the 2002 year which primarily related to a loss on disposal of assets and professional fees.

Comparison of 2003 and 2002 Fiscal Year Balance Sheet

                                               2003             2002
                                          -------------- ---------------

Total assets                              $       3,612  $       12,705

Total current liabilities                     1,261,674       1,222,011
not subject to compromise

Liabilities subject to compromise             7,777,379       7,677,379

Total stockholders deficit                 $ (9,035,441) $   (8,886,685)

Total assets decreased in the 2003 year as a result of decreases in cash and patent value. Total current liabilities not subject to compromise included accounts payable, accrued liabilities, capital lease obligations, deferred revenue and notes payable. Accounts payable were 46.8% of total liabilities not subject to compromise for the 2003 year and 45.5% of total liabilities not subject to compromises for the 2002 year. Deferred revenue related to prepaid royalties and software license rights sold to customers and amortized over the 6-year term of the agreements was 27.2% of total liabilities not subject to compromise for the 2003 year and 30.2% of total liabilities not subject to compromise for the 2002 year.

Liabilities subject to compromise represent the creditors' claims that we anticipate will be settled, compromised or disallowed in the bankruptcy proceeding if our proposed bankruptcy plan is confirmed. These liabilities represent accounts payable, accrued liabilities, accrued wages, the liability under the Delphi agreement, convertible debentures payable to investors and a note payable to shareholder.

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



        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors
Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. and subsidiaries (a development stage, debtor-in-possession company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the cumulative period from January 5, 1995 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, and for the cumulative period from January 5, 1995 (date of inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from continuing operations and has had negative cash flows from operating activities for the years ended December 31, 2003, and cumulative from inception through December
31, 2003.   In addition, the Company filed petitions for relief under Chapter
11 of the federal bankruptcy laws. The Company is currently in bankruptcy proceedings but has not yet received confirmation of its plan of reorganization from the bankruptcy court. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                         /S/ Hansen Barnett & Maxwell
                                         HANSEN, BARNETT & MAXWELL


Salt Lake City, Utah
February 16, 2004

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(Debtor-in-Possession as of July 3, 2001)
CONSOLIDATED BALANCE SHEETS


December 31,                                            2003          2002
------------------------------------------------- -------------- ------------
ASSETS
Current Assets
Cash                                              $       2,051  $     8,402
------------------------------------------------- -------------- ------------
Total Current Assets                                      2,051        8,402
------------------------------------------------- -------------- ------------
Property and Equipment                                        -            -
Less: Accumulated depreciation                                -            -
------------------------------------------------- -------------- ------------
Net Property and Equipment                                    -            -
------------------------------------------------- -------------- ------------
Other Assets
Deposits                                                      -            -
Patents, net of accumulated amortization of
  $13,891 and $10,260                                     1,561        4,303
------------------------------------------------- -------------- ------------
Total Other Assets                                        1,561        4,303
------------------------------------------------- -------------- ------------

Total Assets                                      $       3,612  $    12,705
================================================= ============== ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities Not Subject to Compromise - Current
Accounts payable                                  $     590,442  $   555,939
Accrued liabilities                                      97,136       67,977
Capital lease obligation                                 84,950       84,950
Deferred revenue                                        343,750      368,750
Notes payable                                           145,396      144,395
------------------------------------------------- -------------- ------------
Total Liabilities Not Subject to Compromise
 - Current                                            1,261,674    1,222,011
------------------------------------------------- -------------- ------------

Liabilities Subject to Compromise                     7,777,379    7,677,379
------------------------------------------------- -------------- ------------

Stockholders' Deficit
Preferred stock - $0.001 par value; 1,000,000
 shares authorized
   Series A Convertible Preferred; $875 stated
    value per share; 4,500 shares designated;
    1,244 shares issued and outstanding;
    liquidation preference $2,133,250                 1,080,426    1,080,426
   Super-voting preferred stock - $0.001 par
    value; voting rights equivalent to 100 shares
    of common stock; 800,000 shares authorized;
    no shares issued or outstanding                           -            -
Common stock - $0.001 par value; 100,000,000
 shares authorized; 76,534,709 shares issued
 and outstanding                                         76,535       76,535
Additional paid-in capital                           22,078,206   22,078,206

Deficit accumulated during the development stage    (32,270,608) (32,121,852)
------------------------------------------------- -------------- ------------
Total Stockholders' Deficit                          (9,035,441)  (8,886,685)
------------------------------------------------- -------------- ------------

Total Liabilities and Stockholders' Deficit       $       3,612  $    12,705
================================================= ============== ============

      The accompanying notes are an integral part of these consolidated financial statements.



FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(Debtor-in-Possession as of July 3, 2001)
CONSOLIDATED STATEMENTS OF OPERATIONS                                           For the
                                                                              Period from
                                                                               January 5,
                                                                               1995 (Date
                                                                              of Inception)
                                                                                Through
                                                                               December 31,
For the Years Ended December 31,                     2003           2002          2003
------------------------------------------------ ------------- ------------- --------------
Sales                                            $     30,220  $     63,523  $   3,850,489
Cost of Goods Sold                                      1,883         6,750      1,902,996
------------------------------------------------ ------------- ------------- --------------

Gross Profit                                           28,337        56,773      1,947,493
------------------------------------------------ ------------- ------------- --------------

Operating Expenses
General and administrative expenses                   112,860       333,260     12,998,444
Research and development                                    -             -      8,759,919
Contract and manufacturing activity exit costs              -             -      2,373,327
------------------------------------------------ ------------- ------------- --------------
Total Operating Expenses                              112,860       333,260     24,131,690
------------------------------------------------ ------------- ------------- --------------

Income (Loss) From Operations                         (84,523)     (276,487)   (22,184,196)
------------------------------------------------ ------------- ------------- --------------

Other Income and (Expenses)
Interest expense                                      (29,730)      (28,793)    (2,286,974)
Interest from amortization of debt discount                 -             -     (6,877,033)
Interest income                                             -             -         82,031
Other income (expense), net                                 -             -       (214,420)
------------------------------------------------ ------------- ------------- --------------
Total Other Income and (Expense), Net                 (29,730)      (28,793)    (9,296,396)
------------------------------------------------ ------------- ------------- --------------

Loss from Continuing Operations                      (114,253)     (305,280)   (31,480,592)
------------------------------------------------ ------------- ------------- --------------

Reorganization Items - Income (Expense)
Loss on disposal of assets                                  -       (13,145)      (720,261)
Forgiveness of liabilities                                  -             -        767,065
Professional fees                                     (34,503)       (7,142)      (152,805)
------------------------------------------------ ------------- ------------- --------------
Total Reorganization Items                            (34,503)      (20,287)      (106,001)
------------------------------------------------ ------------- ------------- --------------

Discontinued Operations
Loss from discontinued Tamco operations                     -             -       (315,566)
Gain on disposal of Tamco                                   -             -        125,103
------------------------------------------------ ------------- ------------- --------------
                                                            -             -       (190,463)
------------------------------------------------ ------------- ------------- --------------

Minority Interest in Consolidated Loss                      -             -        200,000
------------------------------------------------ ------------- ------------- --------------

Net Loss                                             (148,756)     (325,567)   (31,577,057)
------------------------------------------------ ------------- ------------- --------------

Preferred Dividends                                         -             -       (693,551)
------------------------------------------------ ------------- ------------- --------------

Loss Applicable to Common Shareholders           $   (148,756) $   (325,567) $ (32,270,608)
================================================ ============= ============= ==============

Basic and Diluted Loss Per Common Share:
Loss from Continuing Operations                  $      (0.00) $      (0.00)
================================================ ============= =============
Net Loss                                         $      (0.00) $      (0.00)
================================================ ============= =============
Weighted Average Number of Common
  Shares Used in Per Share Calculation             76,534,709    76,534,709
================================================ ============= =============



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
----------------------- --------- ------------ ----------- ---------- ------------- ------------- ----------- -------------

1998:
Exercise of warrants,
  $0.00 per share              -  $         -      30,303  $      30  $        (30) $          -  $        -  $          -
Issuance for receivable
  from  shareholder            -            -     393,438        394     1,573,356             -           -     1,573,750
Compensation related to
  grant of stock options       -            -           -          -        45,375             -           -        45,375

1999:
Issuance for cash,
  $4.00 per share              -            -     158,258        158       632,867             -           -       633,025
Issuance of convertible
  preferred stock and
  134,000 warrants for
  cash                       536      326,738           -          -       134,000             -           -       460,738
Conversion of common
  shares into convertible
  preferred stock and
  559,551 warrants         2,238    1,398,886    (489,523)      (490)   (1,398,396)            -           -             -
Amortization of preferred
  stock discount as
  preferred dividend           -      693,551           -          -             -      (693,551)          -             -
Issuance of common shares
  and 476,600 warrants
  for cash, $2.00 per
  share, net of offering
  costs                        -            -      476,600       477       940,723             -           -       941,200
Conversion of convertible
  preferred stock into
  common stock and
  147,000 warrants,
  $2.00 per share           (336)    (294,000)     147,000       147       293,853             -           -             -
Beneficial conversion
  option of 8%
  convertible
  promissory notes             -            -            -         -       404,062             -           -       404,062
Conversion of 8%
  convertible
  promissory notes
  into common stock,
  $1.70 per share              -            -      508,825       509       864,492             -           -       865,001
Compensation related to
  grant of stock options       -            -            -         -       369,825             -    (369,825)            -
Amortization of unearned
  compensation                 -            -            -         -             -             -     233,350       233,350
Exercise of options for
  cash, $0.16 to $0.47
  per share                    -            -      919,094       919       306,521             -           -       307,440
Issuance of 508,825
  warrants for cash            -            -            -         -     1,265,900             -           -     1,265,900
Issuance of 45,000
  warrants for interest        -            -            -         -       109,800             -           -       109,800
Grant of 100,000
  warrants for services        -            -            -         -       185,000             -           -       185,000
Exercise of warrants for
  cash, $0.77 per share        -            -      237,510       238       182,545             -           -       182,783
Exercise of warrants for
  services, $0.77 per
  share                        -            -       29,250        29        22,494             -           -        22,523
Issuance in settlement
  of  lawsuit, $1.75
  per share                    -            -      100,000       100       174,900             -           -       175,000



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
----------------------- --------- ------------ ----------- ---------- ------------- ------------- ----------- -------------

2000:
Issuance of warrants
  for cash                     -  $         -           -  $       -   $ 3,039,202  $          -   $       -  $  3,039,202
Beneficial conversion
  options of notes
  payable                      -            -           -          -     1,076,218             -           -     1,076,218
Contingent beneficial
  conversion option of
  debentures                   -            -           -          -       579,851             -           -       579,851
Conversion of preferred
  stock, $3.50 per share  (1,194)  (1,044,749)    298,500        298     1,044,451             -           -             -
Conversion of promissory
  notes, $1.70 per share       -            -     120,588        121       204,879             -           -       205,000
Conversion of debentures,
  $1.00 per share              -            -     703,555        703       702,852             -           -       703,555
Conversion of debentures,
  $0.50 per share              -            -     606,400        606       302,594             -           -       303,200
Conversion of debentures,
  $0.001 per share             -            -  50,000,000     50,000             -             -           -        50,000
Exercise of stock options
  for cash, $0.16 to
  $4.00 per share              -            -      30,235         31         8,432             -           -         8,463
Stock issued for services,
  $1.19 per share              -            -     450,000        450       533,925             -           -       534,375
Warrants issued for
  services                     -            -           -          -       434,400             -           -       434,400
Issuance for services,
  $0.09 per share              -            -      85,250         85         7,911             -           -         7,996
Issuance of common
  shares and warrants
  in settlement of
  lawsuit, $0.28 per
  share                        -            -       7,500          9         4,193             -           -         4,202
Compensation related to
  grant of stock options       -            -           -          -       156,137             -    (156,137)            -
Amortization of unearned
  compensation                 -            -           -          -             -             -     257,482       257,482


2001:
Issuance for services,
  $0.05 per share              -            -     155,371        155         7,614             -           -         7,769
Issuance for services,
  $0.01 per share              -            -   5,000,000      5,000       395,000             -           -       400,000
Forfeiture of stock
  options by terminated
  employees                    -            -           -          -       (35,130)            -      35,130             -
Cumulative net loss for
  the period from
  January 5, 1995 (date
  of inception) through
  December 31, 2001            -            -           -          -             -   (31,102,734)          -   (31,102,734)
----------------------- --------- ------------ ----------- ---------- ------------- ------------- ----------- -------------
Balance -
  December 31, 2001        1,244    1,080,426  76,534,709     76,535    22,078,206   (31,796,285)          -    (8,561,118)
Net loss                       -            -           -          -             -      (325,567)          -      (325,567)
----------------------- --------- ------------ ----------- ---------- ------------- ------------- ----------- -------------
Balance -
  December 31, 2002        1,244    1,080,426  76,534,709     76,535    22,078,206   (32,121,852)          -    (8,886,685)
Net loss                       -            -           -          -             -      (148,756)          -      (148,756)
----------------------- --------- ------------ ----------- ---------- ------------- ------------- ----------- -------------
Balance -
  December 31, 2003        1,244  $ 1,080,426  76,534,709  $  76,535  $ 22,078,206  $(32,270,608) $        -  $ (9,035,441)
======================= ========= ============ =========== ========== ============= ============= =========== =============



The accompanying notes are an integral part of these consolidated financial statements.

                                         6

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(Debtor-in-Possession as of July 3, 2001)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Period
                                                                                      January 5,
                                                                                      1995 (Date
                                                                                     of Inception)
                                                                                       Through
                                                                                     December 31,
For the Years Ended December 31,                           2003         2002             2003
----------------------------------------------------- --------------- ------------- --------------
Cash Flows From Operating Activities
  Loss from continuing operations                     $     (148,756) $   (325,567) $ (31,577,058)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
     Loss on disposition of assets                                 -        13,146        729,623
     Contract and manufacturing activity exit costs                -             -      2,373,327
     Depreciation and amortization                             2,703        19,836      1,731,489
     Amortization of debt discount and loan costs                  -             -      7,467,232
     Amortization of unearned compensation                         -             -        536,207
     Stock compensation issued for services                        -             -      2,103,790
     Write off of patent expenses                                  -             -        101,718
     Forgiveness of debt                                           -             -       (767,065)
     Changes in operating assets and liabilities:
       Accounts receivable                                         -             -        130,363
       Inventory                                                   -             -        (95,000)
       Accounts payable                                       34,542         6,898        719,328
       Accrued liabilities                                    29,160        28,793      1,106,574
       Accrued liabilities subject to compromise             100,000       100,000        200,000
       Deferred revenue                                      (25,000)            -        368,837
       Other assets                                                -       (13,040)      (259,315)
----------------------------------------------------- --------------- ------------- --------------
  Net Cash Provided by (Used in) Operating Activities         (7,351)     (169,934)   (15,129,950)
----------------------------------------------------- --------------- ------------- --------------

Cash Flows From Investing Activities
  Payments to Flexpoint prior to acquisition                       -             -       (268,413)
  Cash paid to acquire Tamco                                       -             -        (25,000)
  Proceeds from sale of available-for-sale securities              -             -        455,082
  Net cash received in Nanotech acquisition                        -             -      1,492,907
  Payments to purchase equipment                                   -             -     (3,058,193)
  Issuance of note receivable                                      -             -        (12,507)
  Payments for patents                                             -             -       (146,430)
  Other                                                            -             -        207,746
----------------------------------------------------- --------------- ------------- --------------
  Net Cash Used In Investing Activities                            -             -     (1,354,808)
----------------------------------------------------- --------------- ------------- --------------

Cash Flows From Financing Activities
  Proceeds from issuance of preferred stock                        -             -        460,738
  Proceeds from issuance of common stock                           -             -      6,040,555
  Cash payments to officers to repurchase stock                    -             -        (50,000)
  Proceeds from issuance of warrants                               -             -      1,809,202
  Collection of receivables from shareholders                      -             -      1,963,750
  Proceeds from borrowings                                         -        15,000      6,055,460
  Principal payments of debt                                       -             -       (874,790)
  Proceeds from related party notes                            5,000             -      1,600,208
  Principal payments of related party notes                   (4,000)            -       (424,165)
  Payment of capital lease obligation                              -             -        (94,149)
----------------------------------------------------- --------------- ------------- --------------
  Net Cash Provided By Financing Activities                    1,000        15,000     16,486,809
----------------------------------------------------- --------------- ------------- --------------

Net Change In Cash                                            (6,351)     (154,934)         2,051

Cash at Beginning of Period                                    8,402       163,336              -
----------------------------------------------------- --------------- ------------- --------------

Cash at End of Period                                 $        2,051  $      8,402  $       2,051
===================================================== =============== ============= ==============




The accompanying notes are an integral part of these consolidated financial statements.

                                       7

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations; therefore, the debtor has discontinued accruing interest on these obligations. Contractual interest on those obligations as of December 31, 2003 and 2002 amounts to $621,936 and $620,999, which is $592,206 and $592,206 in excess of reported interest expense, respectively.

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


Business Condition - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah and has suffered losses from operations and has had negative cash flows from operating activities during the years ended December 31, 2003 and 2002, and cumulative from inception through December 31, 2003. In addition, the Company has ceased its manufacturing activities and has defaulted on major debt and lease obligations.

All of these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain bankruptcy court approval for its plan of reorganization, and to obtain additional financing and establish business arrangements that will enable the Company to generate profitable operations. The Company is involved in discussions with possible financing sources and business partners. However, no agreements have been reached and there is no assurance that additional financing will be realized or business relationships established. The Company's plan of reorganization may require the issuance of common stock or common stock equivalents upon confirmation, thereby diluting current equity interests.

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

As of December 31, 2003, the Company had deferred revenue of $343,750, consisting of $250,000 of prepaid royalties to be deferred and recognized as royalty sales are reported to the Company by the customer over the remaining term of the agreement, and $93,750 of deferred sales related to software license rights sold to the customer that will be amortized over the six year term of the contract.

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

At December 31, 2003 and 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 7. There was no stock-based compensation recognized during the years ended December 31, 2003 and 2002 nor would there have been any such compensation had it been determined under the fair-value method for other awards; therefore, pro forma amounts for net loss and basic and diluted loss per common share are not presented.

Basic and Diluted Loss Per Share - Basic loss per common share from continuing operations is computed by dividing loss from continuing operations less preferred dividends by the number of common shares outstanding during the period. Basic loss per common share applicable to common shareholders is calculated by dividing loss applicable to common shareholders by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants and options using the treasury stock method and convertible preferred stock and convertible notes payable using the if-converted method. Stock warrants and options, convertible preferred stock, and convertible notes payable are not included in diluted loss per share during loss periods when those potentially issuable common shares would decrease the loss per share. The effects of 4,569,187 and 5,029,775 potentially issuable common shares at December 31, 2003 and 2002, respectively, were excluded from the calculation of diluted loss per share.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or, (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 become effective for the company as of December 31, 2003. The Company does not have an interest in a variable interest entity and does not expect the provisions of FIN 46 to have a material effect on its future, interim or annual financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

The Company owned machinery and equipment related to the production process of its specialized sensors and designated the equipment as collateral for a note payable due to a stockholder that matured on February 10, 2000. The note was in default during 2001 and the stockholder foreclosed on equipment with a carrying value of $572,685 and took possession of the equipment. The Company disputed the foreclosure and petitioned a court for the return of the equipment; however, during 2002, the court ruled that the stockholder's possession of the equipment was deemed a sale of equipment valued at $185,000. To reflect this transaction, the Company wrote off $185,000 of equipment during 2001 and reduced the note payable due to the stockholder by the same amount.

During 2002, the Company abandoned additional office equipment, furniture and fixtures and leasehold improvements with a cost of $140,572, and recorded a loss on disposal of the property of $13,146.

During the years ended December 31, 2003 and 2002, the Company recorded depreciation expense of $0 and $79,878, respectively.

NOTE 3 - INTANGIBLE ASSETS

Patents - Patent costs for two active patents perfected during 2000 was $18,154 as of December 31, 2003 and 2002, and accumulated amortization was $16,633 and $13,891 as of December 31, 2003 and 2002, respectively. Capitalized patent costs are being amortized over a period of six years. Amortization expense from patents for the years ended December 31, 2003 and 2002 was $2,741 and $3,631, respectively.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated aggregate amortization expense for the remaining lives of the patents is as follows:

          Year Ending December 31:
          -------------------------------------------------------
              2004                                         1,453
              2005                                           108
          -------------------------------------------------------
              Total                                     $  1,561
          -------------------------------------------------------


NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following:


December 31,                                            2003       2002
------------------------------------------------- ----------- ----------
Note payable to a vendor, due on demand,
  interest accrues at 10%, in default             $  129,396  $  129,395
Note payable to a shareholder,
  due December 31, 2004, interest accrues
  at 10% and is payable at maturity                   16,000      15,000
------------------------------------------------- ----------- -----------
Total Notes Payable                               $  145,396  $  144,395
------------------------------------------------- ----------- -----------

NOTE 5 - LIABILITIES SUBJECT TO COMPROMISE

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

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 2003 and 2002, liabilities subject to compromise included the following:


For the Years Ended December 31,                         2003         2002
-------------------------------------------------- ------------- -------------
Accounts payable                                        869,291       869,291
Accrued wages                                           275,890       175,890
Accrued interest                                        394,498       394,498
Delphi liability under supply agreement               1,700,000     1,700,000
Convertible debentures payable to shareholder,
  due on demand, 8% interest rate, 10.5% default
  interest rate, in default                           3,450,000     3,450,000
Convertible promissory note to employee, due
  June 30, 2000, 8% interest rate, in default            20,000        20,000
Note payable to a shareholder, due February 10,
  2000, 14% interest rate, 28% default interest
  rate, in default                                    1,067,700     1,067,700
--------------------------------------------------- ------------ -------------

  Liabilities Subject to Compromise                 $ 7,777,379  $  7,677,379
=================================================== ============ =============


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

Convertible Debentures Payable to Shareholder - During 2000, the Company received aggregate proceeds of $3,800,000 from issuing debentures, was charged default penalties of $700,000, and converted $1,050,000 plus accrued interest into common stock, resulting in a principal balance due of $3,150,000. In addition, the holder of these 8% convertible debentures loaned the Company $300,000 during 2000. These loans were unsecured notes payable bearing interest at 12% per annum and were due upon demand. The balance due is in default.

Convertible Promissory Note to Employee - During the year ending December 31, 2000 the Company borrowed $155,000 from employees, officers or affiliated shareholders under terms of 8% convertible notes. Of the amount borrowed, $135,000 was converted into common stock during 2000. As of December 31, 2003 and 2002, $20,000 in principal remained due to an employee and is in default.

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

NOTE 6 - STOCKHOLDERS' EQUITY

Preferred Stock - During the year ended December 31, 1999, 4,500 shares of preferred stock were designated as Series A Convertible Preferred Stock ("Series A Preferred") with a stated value of $875. The Series A Preferred will rank, with respect to rights on liquidation, senior to all classes of common stock and each other class of capital stock or series of preferred stock established after the date designated by the Board of Directors. The Series A Preferred has no stated dividend rate and no dividends will be payable thereon unless declared by the Board of Directors. Each share of Series A Preferred outstanding is entitled to 250 votes. The Series A Preferred shares are entitled to a preference in liquidation over the common shares equal to $875 per preferred share.

Shares of Series A Preferred may be convertible at any time, in whole or in part, at the option of the holder thereof into common stock at a conversion price of $3.50 per share. The outstanding shares of Series A Preferred will automatically be converted into common stock if the closing bid price for the common stock for 15 successive trading days is equal to or greater than $12.00 per share.

Series A Preferred and Series A warrants to purchase 250 shares of common stock were issued as a unit in an offering from May through July 1999. In addition to units sold, shareholders who purchased common stock under the Company's prior private offering were given the option of converting the shares of common stock purchased into preferred units of the new offering.
The offering resulted in the issuance of 536 shares of convertible preferred stock and Series A warrants to purchase 134,000 shares of common stock at $4.00 per share. The conversion resulted in the cancellation of 489,523 shares of common stock and the issuance 2,238 shares of convertible preferred stock and Series A warrants to purchase 559,551 of common stock at $4.00 per share. The warrants expired on January 1, 2001. The gross proceeds from the offering before $8,263 offering costs were $469,000. These proceeds and the conversion of the common shares were allocated on the dates received to (a) the Series A Warrants to purchase common stock based upon their fair value in the amount of $ 693,551 and (b) $1,725,624 was allocated to the convertible preferred stock. The resulting discount on the preferred stock of $693,551 was immediately amortized as a preferred stock dividend on the dates the convertible preferred stock was issued because it was fully convertible on the date of issuance.

During the year ended December 31, 2000, 1,194 shares of Series A preferred were converted into 298,500 shares of common stock, respectively. All shares of preferred stock will be cancelled pursuant to the bankruptcy plan of reorganization, if is executed.

Super Voting Preferred Stock - On April 13, 2001, the Company authorized a class of stock designated as Series 2001 Super-Voting Preferred, with a par value of $0.001, each share of the Super-Voting Preferred having 100 votes per share, with voting rights to expire July 1, 2004. The stock will not pay dividends and will not participate in liquidation. The stock is redeemable for $0.001 per share.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock - On March 30, 2001, the Company granted 5 million common shares to its chief executive officer as compensation. The grant was valued at $400,000, or $0.08 per share based upon the quoted market price of the shares on the grant date.

NOTE 7 - STOCK OPTIONS

On April 1, 1995, the Board of Directors and shareholders adopted an Omnibus Stock Option Plan (the "Plan"). Under the terms of the Plan, as amended in October 1997, Flexpoint may grant options to employees, directors and consultants to purchase up to 5,037,500 shares of common stock. Incentive or non-qualified options may be granted under the Plan. Options granted under the Plan are exercisable over periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options generally vest from immediately to five years. The exercise prices of options granted under the Plan generally have been equal to or in excess of the fair value of Flexpoint's common stock on the date of grant. Generally, the only condition for exercise of options granted under the Plan is that the employees remain employed through the date the options are exercised or vested.

A summary of the status of stock options as of December 31, 2003 and 2002 and changes during the years ended on those dates are presented below:

                                 2003                           2002
                          -------------------------- -------------------------
                                         Weighted-                 Weighted-
                                          Average                   Average
                                         Exercise                   Exercise
                            Shares         Price        Shares       Price
------------------------- ------------ ------------- ------------ ------------
Outstanding at beginning
  of year                    555,000       $1.28       1,302,500     $0.76
Expired                            -           -        (747,500)     0.38
------------------------- ------------ ------------- ------------ -----------
Options outstanding at
  end of year                555,000       $1.28         555,000     $1.28
------------------------- ------------ ------------- ------------ -----------
Options exercisable at
  end of year                555,000       $1.28         555,000     $1.28
------------------------- ------------ ------------- ------------ -----------

The following table summarizes information about stock options outstanding at December 31, 2003:


<CAPTION

                          Outstanding                         Exercisable
              ----------------------------------------- ------------------------------
                            Weighted-
                            Average         Weighted-                    Weighted-
                            Remaining       Average                      Average
Exercise       Number       Contractual     Exercise       Number        Exercise
Prices         Outstanding  Life in Years   Price          Exercisable   Price
------------- ------------- -------------- ------------- -------------- --------------
        $0.77    325,000       3.67           $ 0.77        325,000         $ 0.77
        $2.00    230,000       1.37           $ 2.00        230,000         $ 2.00
------------- ------------- -------------- ------------- -------------- --------------
 $0.77 - 2.00    555,000       2.72           $ 1.28        555,000         $ 1.28
------------- ------------- -------------- ------------- -------------- --------------


                                16

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK PURCHASE WARRANTS

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


The following table summarizes information about warrants outstanding at December 31, 2003:

     -----------------------------------------------------------------
                                                 Weighted-Average
                            Warrants             Remaining Contractual
     Exercise Prices        Outstanding          Life in Years
     --------------------- --------------------- ---------------------
        $1.50 - $1.79          389,747               0.18
        $2.05 - $2.50        2,980,747               0.33
        $3.15 - $3.44          335,000               0.56
     --------------------- --------------------- ---------------------
        $1.50 - $3.44        3,705,494               0.34
     --------------------- --------------------- ---------------------

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

There was no provision for, or benefit from, income tax for any period. The components of the net deferred tax asset were as follows:


December 31,                                           2003           2002
-------------------------------------------------- ------------- -------------
Operating loss carry forwards                      $ 11,473,644  $ 11,446,155
Deferred license and royalty income                     128,219       137,544
Accrued rent                                            120,343       120,343
Amortization of intangibles                              14,479        15,050
-------------------------------------------------- ------------- -------------
Total Deferred Tax Assets                            11,736,685    11,719,092
Valuation allowance                                 (11,736,685)  (11,719,092)
-------------------------------------------------- ------------- -------------

Net Deferred Tax Asset                             $          -  $          -
================================================== ============= =============

For tax reporting purposes, the Company had net operating loss carry forwards of $30,760,439 at December 31, 2003 that will expire beginning in the year 2012.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes:


For the years ended December 31,                        2003         2002
-------------------------------------------------  ------------- ------------
Tax at statutory rate (34%)                        $    (50,577) $  (110,693)
Non-deductible expenses                                  37,894       37,646
Increase in valuation allowance                          17,592       83,790
State tax benefit, net of federal tax effect             (4,909)     (10,743)
-------------------------------------------------  ------------- ------------
Provision for Income Taxes                         $          -  $         -
=================================================  ============= ============

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Capital Leases - During the year ended December 31, 2000, the Company entered into capital lease arrangement for certain equipment with an original cost of $66,852. As of December 31, 2003, these capital lease obligations are in default and payment of the full amount was due. In January 2001, the lessor sued the Company for the accelerated lease payments of $84,950, plus accrued interest, which was $95,644 as of December 31, 2003. No additional action has been taken by the lessor. The Company has accrued $84,950 for these lease obligations and has reflected these obligations as current liabilities in the accompanying consolidated balance sheets as of December 31, 2003 and 2002.

Rent expense for the years ended December 31, 2003 and 2002 was $2,103 and $46,590, respectively.

NOTE 11 - CONDENSED FINANCIAL STATEMENTS

Pursuant to SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the following condensed financial statements are presented to reflect the financial position and results of operations which exclude the financial position and results of operations of the Company's two 90%-owned subsidiaries, Sensitron, Inc. and Flexpoint, Inc., because those entities are not party to the bankruptcy filing. The following condensed financial statements of Flexpoint Sensor Systems, Inc. are prepared on the same basis as the consolidated financial statements and are condensed, and therefore, do not include all disclosures or a statement of stockholders' equity or cash flows normally required by accounting principles generally accepted in the United States of America.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



BALANCE SHEETS

December 31,                                         2003            2002
------------------------------------------------- ------------- --------------

ASSETS                                            $          -  $           -
================================================= ============= ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities Not Subject to Compromise
Trade accounts payable                            $    163,445  $     128,946
------------------------------------------------- ------------- --------------
  Total Current Liabilities                            163,445        128,946
------------------------------------------------- ------------- --------------
Liabilities Subject to Compromise
Other                                                7,777,379      7,677,379
Payable to subsidiaries                              1,094,617      1,080,360
------------------------------------------------- ------------- --------------
  Total Liabilities Subject to Compromise            8,871,996      8,757,739
------------------------------------------------- ------------- --------------
Stockholders' Deficit
Preferred stock                                      1,080,426      1,080,426
Common stock                                            76,535         76,535
Additional paid-in capital                          22,078,206     22,078,206
Deficit accumulated during the development stage   (32,270,608)   (32,121,852)
------------------------------------------------- ------------- --------------
  Total Stockholders' Deficit                       (9,035,441)    (8,886,685)
------------------------------------------------- ------------- --------------
Total Liabilities and Stockholders' Deficit       $          -  $           -
================================================= ============= ==============


STATEMENT OF OPERATIONS

For the Years Ended December 31,                       2003           2002
------------------------------------------------- ------------- --------------
General and administrative expenses               $   (135,649) $    (101,097)
Equity in loss of subsidiaries                         (13,107)      (224,470)
------------------------------------------------- ------------- --------------

Net Loss                                          $   (148,756) $    (325,567)
================================================= ============= ==============

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with our independent accountant for the years ended December 31, 2003 and 2002.

                 ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there were no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required. Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2003, we believe that no Forms 3, 4 or 5 were required to be filed.

                 ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officers in all capacities during the years ended December 31, 2003, 2002 and 2001.

                    SUMMARY COMPENSATION TABLE
                    --------------------------
                       Annual Compensation        Long Term Compensation
                       -------------------        ----------------------
                                                        Awards
                                                        ------
Name                                Other         Securities    All
and principal    Fiscal             annual        underlying    other
position         Year   Salary      compensation  options/SARs  compensation
---------------- ------ ----------- ------------- ------------- ------------
John A. Sindt    2003   $100,000(1) $      0            0        $ 0
President, CEO   2002    100,000(1)        0            0          0
Director         2001    100,000(1)  400,000 (2)        0          0

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

Code of Ethics

We adopted a Business Ethics and Code of Conduct in November 2000, which is included as an exhibit to this report. Upon written request we will provide a copy of the Business Ethics and Code of Conduct to any person without charge. Address your request to:

                   Shareholder Communications
                  Flexpoint Sensor Systems, Inc.
                  47 East 7200 South, Suite 204
                       Midvale, Utah 84047

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time, nor do we have an audit committee financial expert serving on an audit committee.


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

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
3.1(i) Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 10-SB registration statement, filed June 17,1994.)
3.1(ii) Certificate of Amendment to Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 8-K, filed April 9, 1998)
3.2 Restated by-laws of Nanotech Corporation (Incorporated by reference to exhibit 3.2 of Form 10-SB, filed on June 17, 1994)
14        Business Ethics and Code of Conduct
21 Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21 of Form 10-KSB, filed February 18, 2004)
31.1      Chief Executive Officer Certification
31.2      Principal Financial Officer Certification
32.1      Section 1350 Certification

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

                                     /s/ Donald E. Shelley
Date: February 18 , 2004         By:_____________________________________
                                    Donald E. Shelley
                                    Director

                                     /s/ Eric Jergensen
Date: February 18, 2004          By:_____________________________________
                                    Eric Jergensen
                                    Director