Form 10QSB
period 2004-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2004-05-03
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               Commission file number: No. 0-24368

                  FLEXPOINT SENSOR SYSTEMS, INC.
          (Name of small business issuer in its charter)

       Delaware                                     87-0620425
(State of incorporation)                (I.R.S.  Employer Identification No.)

106 West Business Park Drive, Draper, Utah             84020
(Address of principal executive offices)            (Zip code)

Issuer's telephone number:  801-568-5111

47 East 7200 South, Suite 204, Midvale, Utah 84047
(Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ ]    No  [X]

Check if the issuer has filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes  [X]    No  [ ]

As of April 23, 2004 the Registrant had a total of 18,698,202 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes  [ ]    No  [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1. Financial Statements..............................................3
Item 2. Management's Discussion and Analysis..............................13
Item 3. Controls and Procedures...........................................16

                    PART II: OTHER INFORMATION

Item 1. Legal Proceedings.................................................16
Item 2.  Changes in Securities and Issuer's Purchases of Equities.........17
Item 4.  Submission of Matters to a Vote of Security Holders..............18
Item 5.  Other Information................................................18
Item 6.  Exhibits and Reports on Form 8-K ................................19
Signatures................................................................20


In this report references to "Flexpoint Sensor," "we," "us," and "our" refer to Flexpoint Sensor Systems, Inc. and its subsidiaries.

                    FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Flexpoint Sensor's control. These factors include, but are not limited to, economic conditions generally and in the industries which we may participate; competition in the sensor technology market, technological innovations by our competitors within our market and failure by Flexpoint Sensor to successfully develop business relationships.

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

As a result of our reorganization under a court approved Chapter 11 bankruptcy plan, we are now a development stage company with a date of inception of February 24, 2004. We used fresh-start reporting (See Note 3 of the Notes to Unaudited Consolidated Financial Statements, below) and all assets of Flexpoint Sensor Systems, Inc. have been restated to reflect their reorganization value, which approximates the fair value at the date of reorganization. Management estimated the reorganization value to be $5,634,000 based upon the negotiated price at which certain creditors were willing to convert their claims into common shares.

The financial information set forth below with respect to our consolidated financial position as of March 31, 2004 and the consolidated statements of operations and cash flows for the interim period from February 24, 2004 through March 31, 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the interim period from February 24, 2004 through March 31, 2004 are not necessarily indicative of results to be expected for any subsequent period.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
UNAUDITED CONSOLIDATED BALANCE SHEET
MARCH 31, 2004

------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                          $        74,138
------------------------------------------------------------------------------
Total Current Assets                                                   74,138
------------------------------------------------------------------------------

Property and equipment, net of accumulated depreciation of $0       1,698,000
Patents and proprietary technology, net of accumulated
  amortization of $16,996                                           6,736,437
------------------------------------------------------------------------------

Total Assets                                                  $     8,508,575
==============================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                              $        81,199
Accrued liabilities                                                     3,678
Deferred revenue                                                      337,500
Notes payable - related party                                          16,000
------------------------------------------------------------------------------
Total Current Liabilities                                             438,377
------------------------------------------------------------------------------

Stockholders' Equity
Common stock - $0.001 par value; 100,000,000 shares
  authorized; 18,598,718 shares issued and outstanding                 18,598
Additional paid-in capital                                          8,340,186
Warrants outstanding                                                  309,587
Deficit accumulated during the development stage                     (598,173)
------------------------------------------------------------------------------
Total Stockholders' Equity                                          8,070,198
------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                    $    8,508,575
==============================================================================








  The accompanying notes are an integral part of these unaudited consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FEBRUARY 24, 2004 (DATE OF INCEPTION OF THE DEVELOPMENT STAGE) THROUGH MARCH 31, 2004

------------------------------------------------------------------------------
Sales                                                         $        15,750
General and administrative expense                                   (514,042)
Interest expense                                                      (99,881)
------------------------------------------------------------------------------

Net loss                                                      $      (598,173)
==============================================================================

Basic and Diluted Loss Per Share                              $         (0.04)
==============================================================================

Basic and Diluted  Weighted-Average Shares Outstanding             16,254,274
==============================================================================

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FEBRUARY 24, 2004 (DATE OF INCEPTION OF THE DEVELOPMENT STAGE) THROUGH MARCH 31, 2004

                                                                                 Deficit
                                                                                 Accumulated
                                 Common Stock          Additional                During the   Total
                            -------------------------- Paid-in       Warrants    Development  Stockholders'
                               Shares        Amount    Capital       Outstanding Stage        Equity
 -------------------------- ------------- ------------ ------------- ----------- ------------ -------------
Balance - February 24,
 2004 (Date of Inception
 of the Development Stage)             -  $         -  $          -  $        -  $          - $          -

Issuance for patents,
 cash, net of assumption of
 liabilities, February 24,
 2004, $0.52 per share        14,098,718       14,098     4,952,166           -             -    4,966,264

Issuance for consulting
 services, March 3, 2004,
 $1.15 per share                100,000          100       114,580           -             -      114,680

Issuance of warrants for
 consulting services,
 March 3, 2004, $1.15
 per share                            -            -             -     309,587             -      309,587

Issuance for acquisition of
 equipment and proprietary
 technology from Flexpoint
 Holdings, LLC, a company
 controlled by a shareholder,
 March 31, 2004, $1.15
 per share                     1,600,000        1,600     1,833,400           -             -    1,835,000

Conversion of note payable,
 March 31, 2004, $0.50 per
 share                         2,800,000        2,800     1,397,200           -             -    1,400,000

Beneficial conversion
 option on note payable                -            -        42,840           -             -       42,840

Net loss                               -            -             -           -      (598,173)    (598,173)
--------------------------- ------------- ------------ ------------- ----------- ------------- ------------

Balance - March 31, 2004      18,598,718  $    18,598  $  8,340,186  $  309,587  $   (598,173) $  8,070,198
=========================== ============= ============ ============= =========== ============= =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                    4

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FEBRUARY 24, 2004 (DATE OF INCEPTION OF THE DEVELOPMENT
STAGE) THROUGH MARCH 31, 2004

------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                              $    (598,173)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Issuance of stock and vesting of warrants granted for services            424,267
  Expenses paid by increase in convertible note payable                      60,000
  Interest expense from beneficial conversion option of
   convertible note payable                                                  42,840
  Interest expense from origination fees on convertible notes payable        56,666
  Changes in operating assets and liabilities:
     Accounts payable                                                      (126,907)
     Accrued liabilities                                                      2,186
     Deferred revenue                                                        (6,250)
------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                      (145,371)
------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Payments for patents                                                           (876)
Payment for acquisition of equipment and proprietary
  technology from Flexpoint Holdings, LLC                                  (265,000)
------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                      (265,876)
------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Cash received in fresh start accounting                                       2,051
Proceeds from borrowings under convertible note payable                     483,334
------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                   485,385
------------------------------------------------------------------------------------

Net Change in Cash                                                           74,138

Cash at Beginning of Period                                                       -
------------------------------------------------------------------------------------

Cash at End of Period                                                 $      74,138
====================================================================================

Supplemental Cash Flow Information
Cash paid for interest                                                $           -
====================================================================================

Supplemental Schedule of Noncash Investing and Financing Activities:
------------------------------------------------------------------------------------
Issuance of 14,813,004 shares of common stock valued at $4,966,264 and the assumption of $671,348 of liabilities in exchange for patents of $5,635,561 and
  $2,051 cash in fresh start.
Short-term advances of $102,000 were repaid from an increase in a convertible note payable.
Equipment and proprietary  technology with a fair value of $2,798,000 purchased from
  Flexpoint Holdings, LLC, a company controlled by a shareholder, in exchange for the issuance of 1,600,000 shares of common stock valued at $1,835,000, a cash payment of $265,000 and the payment of $698,000 from an increase in a convertible note payable.
The principal balance of a $1,400,000 convertible note payable was converted into
  2,800,000 shares of common stock.
------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                5

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Nature of Operations - Flexpoint Sensor Systems, Inc. (the Company) is a development stage enterprise engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. On February 24, 2004, the Company's plan of reorganization was confirmed by the U.S. Bankruptcy Court and the Company emerged from bankruptcy. As discussed further in Note 3, the emergence from bankruptcy was accounted for using fresh start accounting and the Company is considered a new entity for financial reporting purposes. The new entity is in the development stage as planned operations have not commenced. Development stage activities include acquiring equipment and technology, organization operations, obtaining financing and seeking manufacturing contracts.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its 90%-owned subsidiary, Sensitron, Inc., and Sensitron Inc.'s 90%-owned subsidiary, Flexpoint, Inc. Minority interests in subsidiaries are carried at no value based on their historical cost. Intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

Interim Financial Statements - The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of March 31, 2004, its consolidated results of operations and cash flows for the period from February 24, 2004 (date of inception of the development stage) through March 31, 2004. The results of operations for the period from February 24, through March 31, 2004, may not be indicative of the results that may be expected for the period ending December 31, 2004.

Business Condition - The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and its efforts are primarily obtaining necessary capital to complete its production facility and re-start operations following its emergence from Chapter 11 bankruptcy proceedings. The Company incurred a loss of $598,173 and used cash from operations of $145,371 for the period from February 24, 2004 (date of inception of development stage) through March 31, 2004. Through March 31, 2004, the Company has accumulated a deficit during the development stage of $598,173. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which may include the need to obtain additional financing, and ultimately to attain profitable operations. While the Company has received some customer deposits against future deliveries, the Company does not have sufficient cash flow to finance its operations on an on-going basis. To date, the Company has met its short-term cash needs through confirmation of its plan of reorganization and through proceeds from a convertible note payable as described in Note 2. Management plans to issue equity securities through a private placement offering. However, there can be no assurance that such sources of financing, if any, will be completed as planned or continue to be available, and if available, that they will be on terms favorable to the Company or in amounts sufficient to meet the Company's cash flow requirements.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Financial Instruments - The amounts reported as accounts payable, accrued liabilities and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates were based on information available to management at the time of the preparation of the financial statements.

Property and Equipment - Property and equipment are stated at cost. Additions and major improvements are capitalized while maintenance and repairs are charged to operations. Upon retirement, sale or disposition, the cost and accumulated depreciation of the items sold are eliminated from the accounts, and any resulting gain or loss is recognized in operations. Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which are three to seven years. No depreciation expense was recognized during the period ended March 31, 2004 because the property was acquired on March 31, 2004.

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets will be reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

Intangible Assets - The Company currently has the rights to several patents. Patents are amortized from the date the Company is awarded the patent, over their estimated useful lives. Impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. Costs to obtain or develop patents are capitalized and amortized over a five-year period.

Revenue Recognition - Revenue from the sale of products is recorded at the time of shipment to the customers. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others, including sales of software licenses, is deferred until all conditions under the contracts are met and then recognized as licensing royalty revenue over the remaining term of the contracts.

As of March 31, 2004, Sensitron, the Company's subsidiary, had deferred revenue of $337,500, consisting of $250,000 of prepaid licensing royalties to be deferred and recognized as the related licensing royalty sales are reported to the Company by the customer over the remaining term of the agreement, and $87,500 of deferred sales related to software license rights sold to the customer that is being amortized over the six-year term of the contract.

Stock Based Compensation - The Company accounts for its stock-based compensation issued to employees and directors under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the grant date is less than the fair value of the Company's common stock on the grant date, and amortized over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. Employee stock options have not been granted nor have any employee stock awards occurred; therefore, no employee stock-based compensation has been recognized in the accompanying financial statements nor would there have been any employee stock-based compensation using the fair value method to value grants or awards.

The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation. Under SFAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



instruments is reached or the date at which the recipient's performance is complete. Stock based compensation to non-employees totaled $424,267.

At March 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 7. As of March 31, 2004 no stock options had been granted or were outstanding.

Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. At March 31, 2004, there were outstanding stock equivalents to purchase 650,000 shares of common stock that were not included in the computation of basic and diluted net loss per share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

NOTE 2 - CONFIRMATION OF PLAN OF REORGANIZATION

On February 24, 2004, the Bankruptcy Court confirmed the Company's plan of reorganization. The confirmed plan provided for the following:

Reverse Stock Split - The shares of common stock outstanding prior to the confirmation were reverse split on a 1-for-7 basis. All shares amounts are presented in the accompanying financial statements on a post-split basis.

Cancellation of Common Stock - The Company cancelled 714,286 shares of common stock issued to an officer during 2001, as provided for by the confirmed plan of reorganization.

Convertible Debentures Payable - Convertible debentures of $3,681,280 were forgiven in exchange for the Company agreement not to contest the issuance of 7,142,087 shares of common stock that were issued to Aspen Capital based upon the exercise of warrants prior to the bankruptcy petition.

Convertible Promissory Note to Former Employee - The Company converted $194,620 of claims that included accounts payable, accrued wages and a convertible promissory note to a former employee of $20,000, into 377,682 shares of common stock at a conversion price of $0.5153 per share.

Note Payable to Stockholder - The Company exchanged $1,230,218 of notes payable to a stockholder for 2,387,382 shares of common stock at a conversion price of $0.5153 per share.

Lease Obligation - A lease obligation of $574,255 was exchanged for 1,114,410 shares of common stock at a conversion price of $0.5153 per share.

Delphi Automotive Systems Supply Agreement - Flexpoint entered into a Purchase and Supply Agreement (the "Supply Agreement") with Delphi Automotive Systems ("Delphi") in June 1998. Under the terms of the Supply Agreement, the Company was to supply its proprietary sensor mats to Delphi for integration into a weight-based suppression system as a critical part of a smart air bag system. The Supply Agreement provided that such sensor mats were to be exclusively supplied to General Motors, through Delphi, by the Company through 2002. In May 2000, the Supply Agreement was amended, primarily providing for Delphi to make loan payments to the Company to be used directly for Delphi programs. As of December 31, 2000, the Company had received loan payments of $1,700,000 from Delphi.

In August 2000, Delphi notified the Company of its intent to terminate the Supply Agreement. The Company believes that Delphi was not entitled to terminate the agreement or had not followed the appropriate contractual provisions for termination of the Supply Agreement. As a result of the termination, the Company was required to significantly reduce its workforce and its operating costs. In addition, the Company sought protection under the United States federal bankruptcy laws.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The Company believes it was damaged and has offsets to the loan from Delphi. Accordingly, the note payable was reduced to zero.

Litigation under the Delphi Supply Agreement remains under the jurisdiction of the bankruptcy court and the outcome of the future legal proceedings between the Company and Delphi is uncertain. However, on February 24, 2004, the Company concluded that the likelihood that this contingency will require that the Company transfer assets to Delphi is remote, and therefore, the liability was accounted for as extinguished with the resulting gain included in gain on forgiveness of debt in the pre-confirmation consolidated statements of operations.

Convertible Note Payable - The plan of reorganization provided for the Company to draw upon a convertible note payable. During March 2004, the Company borrowed $1,343,334, net of origination fees of $56,666, from the note. The terms of the convertible note payable provide that interest accrues on outstanding balance at 10% per annum, and that all amounts become due within three years of the date of the agreement. Proceeds of $698,000 were used for the acquisition of assets from Flexpoint Holdings, LLC, as described in Note 3, and proceeds of $102,000 were used to repay a short-term advance from Flexpoint Holdings, LLC. The Company borrowed $483,334 under the note and $60,000 was borrowed from the direct payment to settle certain secured and priority claims determined in the reorganization plan and to pay operating expenses. The $1,400,000 balance under the note payable was converted into common stock on March 31, 2004 at the rate of $0.50 per share resulting in the issuance of 2,800,000 shares of common stock. At March 31, 2004, $100,000 remains available for borrowing under the terms of the note payable. If borrowed, the note is convertible in to common stock at the rate of $0.50 per share.

NOTE 3 - FRESH START ACCOUNTING

In accordance with the fresh start requirements of SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company accounted for the reorganization using fresh-start reporting. Accordingly, all assets of Flexpoint Sensor Systems, Inc. have been restated to reflect their reorganization value, which approximates fair value at the date of reorganization. Management estimated a reorganization value of $5,634,000 based upon the negotiated price at which certain creditors were willing to convert their claims into common stock. The following summarizes the effect of the plan of reorganization on the Company's consolidated balance sheet, as of February 24, 2004, the date of confirmation of the plan of reorganization:


         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                        Reorganized
As of Date of Confirmation      Pre-          Debt          Exchange                    Balance
of Plan, February 24, 2004      Confirmation  Discharge     of Stock      Fresh Start   Sheet
------------------------------- ------------- ------------- ------------- ------------- -------------
ASSETS
Current Assets - Cash           $      2,051  $          -  $          -  $          -  $      2,051
Patents, net                           1,561             -             -     5,634,000     5,635,561
-----------------------------------------------------------------------------------------------------

Total Assets                    $      3,612  $          -  $          -  $  5,634,000  $  5,637,612
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities Not Subject to
Compromise - Current

Accounts payable                $    244,642  $    (36,536) $          -  $          -  $    208,106
Accrued liabilities                    1,492             -             -             -         1,492
Deferred revenue                     343,750             -             -             -       343,750
Short-term advance payable           102,000             -             -             -       102,000
Notes payable - related party         16,000             -             -             -        16,000
-----------------------------------------------------------------------------------------------------
Total Liabilities Not Subject
 to Compromise - Current             707,884       (36,536)            -             -       671,348
-----------------------------------------------------------------------------------------------------

Liabilities Subject to Compromise  7,777,379    (7,777,379)            -             -             -
-----------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Preferred stock                    1,080,426             -    (1,080,426)            -             -
Common stock (old)                    76,535             -       (76,535)            -             -
Common stock (new)                         -        11,022         3,076             -        14,098
Additional paid-in capital        22,078,206     5,669,351     1,153,885   (23,949,276)    4,952,166
Deficit accumulated during the
 development stage               (31,716,818)    2,133,542             -    29,583,276             -
-----------------------------------------------------------------------------------------------------
Total Stockholders'
 Equity (Deficit)                 (8,481,651)    7,813,915             -     5,634,000     4,966,264
-----------------------------------------------------------------------------------------------------
Total Liabilities and
 Stockholders' Equity (Deficit) $      3,612  $          -  $          -  $  5,634,000  $  5,637,612
=====================================================================================================

NOTE 4 - PROPERTY AND EQUIPMENT

On March 31, 2004, Flexpoint Sensor Systems, Inc. entered an asset purchase agreement with Flexpoint Holdings, LLC, a company controlled by a shareholder, to acquire equipment and proprietary software technology with a total fair value of $2,798,000 in exchange for $963,000 and 1,600,000 shares of common stock valued at $1,835,000, or $1.15 per share. Flexpoint Holdings, LLC is a holding company with the primary purpose to acquire and hold assets which one of the Company's creditors caused to be seized during 2001 and sold at public auction during 2002.

The acquisition of the assets of Flexpoint Holdings, LLC has been accounted for using the purchase method of accounting; however, Flexpoint Holdings, LLC was not a business and had no operations. Accordingly, pro forma financial information is not provided. The purchase price was determined using estimated fair values of the assets acquired. The Company is in the process of determining the fair values of certain assets; accordingly, the purchase price is subject to refinement. At March 31, 2004, the fair value of the assets acquired as follows:

                ------------------------------------------------------
                Property and equipment                  $   1,698,000
                Proprietary technology                      1,100,000
                ------------------------------------------------------
                Net assets acquired                     $   2,798,000
                ======================================================

The equipment consists of manufacturing equipment to produce the Company's product, and the technology consists of software algorithms that interpret data provided by the Company's flexible sensor technology. The technology has an estimated weighted-average useful life of 5 years.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Company carries a $16,000 unsecured note payable to a shareholder with interest stated at 10% with repayment terms requiring payment of the principal and interest by December 31, 2004.

NOTE 6 - INCOME TAXES

There was no provision for, or benefit from, income tax during the period. The components of the net deferred tax asset as of March 31, 2004 are as follows:

      ----------------------------------------------------------------
      Operating loss carry forwards                      $   8,820,593
      Deferred license and royalty income                      125,888
      Accrued rent                                             120,343
      Amortization of intangibles                            2,014,969
      ----------------------------------------------------------------
      Total Deferred Tax Assets                             11,081,793
      Valuation allowance                                  (11,081,793)
      ----------------------------------------------------------------

      Net Deferred Tax Asset                             $           -
      ================================================================

As a result of the confirmation of the bankruptcy plan, $7,813,915 in debt was discharged. For tax reporting purposes, net operating loss carry forwards were reduced to $23,648,000 at March 31, 2004. Although net operating losses begin to expire in the year 2012 those carry forwards will be limited or unavailable, under the tax laws, due to a change of greater than 50% in ownership of the Company upon emergence from bankruptcy.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the period from February 24, 2004 through March 31, 2004:

      ----------------------------------------------------------------
      Tax at statutory rate (34%)                       $     (203,379)
      Change in valuation allowance                            223,119
      State tax benefit, net of federal tax effect             (19,740)
      ----------------------------------------------------------------
      Provision for Income Taxes                        $            -
      ================================================================

NOTE 7 - STOCK OPTION PLAN

On April 1, 1995, the Board of Directors and shareholders adopted an Omnibus Stock Option Plan (the "Plan"). Under the terms of the Plan, as amended in October 1997, Flexpoint may grant options to employees, directors and consultants to purchase up to 719,643 shares of common stock. Incentive or non-qualified options may be granted under the Plan. Options granted under the Plan are exercisable over periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options generally vest from immediately to five years. Generally, the only condition for exercise of options granted under the Plan is that the employees remain employed through the date the options are exercised or vested. As of the date of the confirmation of the plan of reorganization, all previously outstanding stock options were cancelled. No stock options have been issued since the Company emerged from bankruptcy.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.



NOTE 8 - LEASE COMMITMENT

Effective March 31, 2004, the Company agreed to sub-lease offices and a manufacturing facility in which the Company's acquired equipment is located. The sublease expires in October 2004 with monthly lease payments of $6,500. Total future minimum lease payments as of March 31, 2004 are $45,500.

NOTE 9 - CONSULTING AGREEMENT

On March 3, 2004, the Company entered into a twelve-month consulting agreement with Summit Resource Group whereby Summit Resource Group has agreed to provide consulting services for the Company related to investor relations, including dealing with direct investor relations and broker/dealer relations and the investing public. The agreement may be terminated after the first 90 days by a 45-day written notice from either party. In consideration for consulting services, the Company issued Summit Resource Group 100,000 common shares and warrants to purchase 650,000 common shares. The warrants are exercisable for five years from the date awarded as follows: I) warrants to purchase 150,000 shares are exercisable at $0.70 per share from the date awarded, ii) warrants for 150,000 shares are exercisable at $0.70 per share beginning on May 1, 2004, and iii) warrants to purchase 350,000 shares are exercisable at $0.80 beginning September 1, 2004, unless the agreement is terminated, whereupon they are exercisable pro rata through the date of termination as a percentage of the days outstanding from March 3, 2004 through September 1, 2004. The Company granted Summit Resource Group registration rights with respect to the 650,000 common shares underlying the warrants, and the Company has the obligation for all related registration costs.

The Company valued the issuance of 100,000 common shares to Summit at $114,680, or approximately $1.15 per share, based on the estimated market value of the stock issued on the date of the agreement, with the related expense charged to operations. The Company valued the warrants granted to Summit at $731,328, estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.06%, expected dividend yield of 0.0%, expected life of 5 years and expected volatility of 200%. Consulting expense is recognized over the period the warrants vest, which resulted in recognizing $309,587 of compensation through March 31, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

Our Chapter 11 bankruptcy reorganization plan was confirmed by the bankruptcy court on February 24, 2004 and effected on March 5, 2004. As a result, Flexpoint Sensor is considered a new entity for financial reporting purposes. We are a development stage company focused on obtaining necessary capital to complete our production facility and re-starting operations following our reorganization. The settlement of the creditor claims in the bankruptcy reorganization enabled Flexpoint Sensor to emerge from Chapter 11 bankruptcy with our technology intact and with financial backing to operate our business in the short term.

We are engaged principally in designing, engineering and manufacturing sensor technology and equipment using flexible potentiometer technology, which we refer to as Bend Sensor technology. While we have recorded revenues of $15,750 for the period from February 24, 2004 through March 31, 2004, we currently do not have sufficient cash flow to finance our operations on an on-going basis. We have relied upon confirmation of our bankruptcy reorganization plan and proceeds from a convertible line of credit for our short-term cash needs. We expect to complete a private placement in the second quarter of 2004 for additional funding; however, we cannot assure that the private placement will be completed as planned or continue to remain available.

We acquired the assets of Flexpoint Holdings, LLC on March 31, 2004, which allowed us to establish a production line in our new manufacturing facility. (See Part II, Item 5, below) We have rehired previous senior managers who have many years of experience with our products and industry. In March 2004 we resumed our agreement with Ricochet Development and started fulfilling orders for the Bend Sensor technology. We intend to commercialize and market patented automotive applications of Bend Sensor technology in the coming year.

Our primary challenge is to manage the timing of distribution and promotion of our products. Our plan is to rehabilitate our operations to the point that mass production and incorporation of our products into new model automobiles will begin within two years. However, this will be subject to our ability to market our products to customers who can exploit the potential of the patents we own. We intend to primarily market our products to original equipment manufacturers to create demand. We also intend to resume old relationships or establish new ones.

Bankruptcy Reorganization Plan

The essence of our bankruptcy reorganization plan was to restructure our equity stockholders by completing a 7-to-1 reverse stock split that was effective March 5, 2004. All share and per share amounts presented in this quarterly report reflect the reverse split. The reorganization plan resulted in discharged debt of $7,123,213, which included the issuance of 13,822,331 shares of stock for creditor claims and conversion of $1,400,000 of notes
payable to Board Investment Partners.   The reorganization plan provided for
the cancellation of 714,286 shares of common stock issued to an officer during 2001.

The following creditors' claims were satisfied by equity transactions in the reorganization:
..    Convertible debentures of $3,681,280 were forgiven in exchange for our agreement not to contest the issuance of 7,142,087 shares issued to Aspen Capital Resources, LLC, upon its exercise of warrants related to the convertible debenture agreement.
..    $194,620 of claims of former employees, which included accounts payable, accrued wages and a $20,000 convertible promissory note, were converted for 377,682 shares.
..    2,387,382 shares were exchanged for $1,230,218 of notes payable to a shareholder.
..    A lease obligation of $574,255 was exchanged for 1,114,410 shares.


Options, warrants or executory contracts for acquisition of any common shares entered into prior to our petition for bankruptcy protection were cancelled upon confirmation of the reorganization plan. Preferred stock and super-voting preferred stock were also cancelled upon confirmation.

In the bankruptcy proceeding we objected to the $1,700,000 claim made by Delco Electronics, Inc., related to the Delphi Automotive Systems ("Delphi") supply and purchase agreement. Flexpoint, Inc, our subsidiary, partnered with Delphi Automotive Systems, a then subsidiary of General Motors ("GM"), to mass produce a seat sensor system for a smart air bag system for GM automobiles. Delphi advanced approximately $300,000 per month to our subsidiary, Flexpoint, Inc., to supply our sensor products to GM. In July 1999 Delphi withdrew its financial support of Flexpoint, Inc.'s operations, which was a primary factor that lead to Flexpoint Sensor's bankruptcy. We believe that Delphi is precluded by the terms of the agreement from any financial recovery due to its breach of the agreement. Any litigation related to this claim will be conducted under the supervision of the bankruptcy court. (See Part II, Item 1, below). The bankruptcy court will retain jurisdiction over our bankruptcy case until the litigation with Delphi is complete and at that time we anticipate that the bankruptcy court will enter a final discharge closing the Flexpoint Sensor bankruptcy case.

Liquidity and Capital Resources

For the next twelve months, management anticipates that we will rely on revenues and private placements of our common stock to fund our on-going operations. In addition, as we enter into new technology agreements, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs. If we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and royalties related to these agreements. However, we have formalized only a few additional agreements since confirmation of our bankruptcy reorganization plan and there can be no assurance that agreements will come to fruition in the future or that a desired technological application can be brought to market.

Operations. Net cash used in operating activities for the period from February 24, 2004 through March 31, 2004 was $145,371. Net cash used in investing activities was $265,876 with $265,000 of that amount related to the payment for acquisition of equipment from Flexpoint Holdings LLC. We are fulfilling orders for Bend Sensor technology and anticipate that on-going negotiations with third parties may result in several technology agreements. It is critical to our continued operations that we are successful in closing these agreements.

Financing.   Net cash provided by financing activities was proceeds of
$485,385 primarily from the $1.5 million convertible line of credit. During March 2004, we drew approximately $1,343,000, net of origination fees of $57,000, from this line of credit. Of the amount drawn from the line of credit, we used $698,000 to acquire the assets of Flexpoint Holdings, LLC, and $102,000 was used to repay a short-term advance from Flexpoint Holdings, LLC. We borrowed approximately $483,000 for operations and $60,000 was borrowed to settle certain secured and priority claims of the reorganization plan. We have approximately $100,000 remaining available on this line of credit.

The $1,400,000 amount drawn from the line of credit was converted into common stock at $0.50 per share and resulted in the issuance of 2,800,000 shares to Broad Investment Partners and its assignees in March 2004 as provided by the reorganization plan. We initially placed 3,000,000 free trading shares in an escrow account as part of our reorganization plan for conversion of the credit line and 200,000 shares remain available for future conversion of debt related to this line of credit. The terms of the line of credit provide that interest accrues on the outstanding balance at 10% per annum, and all amounts become due within three years of the date of the agreement.

Management is currently in negotiations for additional funding of approximately $2 million through a private placement of our common stock; but we cannot assure that the negotiations will be successful. We expect to issue this stock pursuant to exemptions from registration provided by federal and state securities laws and currently do not intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingencies

Our principal commitments consist of our total current liabilities, discussed in more detail below in "Results of Operations," and an operating lease. We are obligated to make monthly payments of $6,500 per month for the sublease of office and manufacturing space in which our equipment is located. (See Part II, Item 5, below for more details about the sublease.) The total future minimum payments under this sublease as of March 31, 2004 are $45,000.

We have extinguished our contingent liability related to the Delphi creditor's claim. We characterized the funds advanced to Flexpoint, Inc. by Delphi as a contingent liability and accrued $1.7 million as of December 31, 2003. However, as of March 31, 2004 management concluded that the likelihood that this contingency will require us to transfer assets is remote and we extinguished the contingent liability and included it in gain on forgiveness of debt in the pre-confirmation consolidated statements of operations.

Off-balance Sheet Arrangements

None.

Results of Operations

The following discussions are based on the consolidated operations of Flexpoint Sensor, its 90% owned subsidiary, Sensitron, Inc., and Sensitron's 90% owned subsidiary, Flexpoint, Inc. The information should be read in conjunction with our unaudited consolidated financial statements included in
this report at Part I, Item 1, above.   The charts below present a summary of
our unaudited consolidated statement of operations for the period from February 24, 2004 through March 31, 2004 and further details are presented in our unaudited consolidated financial statements and the accompanying notes.


           Summary Operating Results for the Interim Period from
           February 24, 2004 through March 31,2004
           ------------------------------------------------------

           Sales                                      $    15,750

           General and administrative expenses           (514,042)

           Interest expense                               (99,881)

           Net loss                                      (598,173)

           Net loss per share                         $     (0.04)


Sales for the period from February 24, 2004 through March 31, 2004 were primarily from licensing fees and royalties and engineering services. General and administrative expenses consisted of professional fees and consulting expense. The consulting expense represented $424,267 of the general and administrative expense and was related to the issuance of 100,000 shares of common stock and partial vesting of warrants to purchase 650,000 shares to Summit Resource Group in consideration for consulting services. (See Part II,
Item 2 and 5, below.) Interest expense was primarily from our convertible line of credit.

           Summary Balance Sheet Information as of March 31, 2004
           ------------------------------------------------------

           Cash                                       $    74,138

           Total assets                                 8,508,575

           Total current liabilities                      438,377

           Accumulated deficit                           (598,173)

           Total stockholders equity                  $ 8,070,198

Our total assets at March 31, 2004 included property and equipment valued at $1,698,000 acquired from Flexpoint Holdings, LLC at the end of March 2004. Patents and other intangible assets represent $6,736,437 of our total assets. Total current liabilities included accounts payable, accrued liabilities, deferred revenue and notes payable to a related party. Deferred revenue related to Sensitron's prepaid royalties and software license rights sold to customers and amortized over the 6-year term of the agreements was $337,500, or 77.0%, of total liabilities as of March 31, 2004.

Factors Affecting Future Performance

     We have recorded a net loss since inception and may be unable to attain or maintain profitability.

We are unable to fund our day-to-day operations with our revenues and must obtain additional financing. In the past we have not been successful at marketing our sensor products on the scale contemplated in the bankruptcy reorganization plan and we may be unable to attain those levels. In addition, we may not realize revenues from our subsidiaries or may be unable to increase revenues to the point that we attain and are able to maintain profitability.

     Research and development may result in problems which may become insurmountable to full implementation of production.

Customers may request that we create prototypes and perform pre-production research and development. As a result, we are exposed to the risk that we may find problems in our designs that are insurmountable to fulfill production. However, we are currently unaware of any insurmountable problems with ongoing research and development that may prevent further development of an application.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who acts in the capacity of principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In our bankruptcy proceeding we objected to the $1,700,000 claim made by Delco Electronics, Inc. (See Part I, Item 2- Bankruptcy Reorganization Plan, above). We believe that Delphi is precluded by the terms of the agreement from any financial recovery due to its breach of the sponsorship agreement. Other potential claims are breach of contract, breach of fiduciary duties owed to Flexpoint, Inc. pursuant to the contract, and intentional and negligent interference with Flexpoint, Inc.'s contractual and business relationship with General Motors. We believe Delphi will owe a yet to be determined amount of damages for these claims. We are currently attempting to negotiate a settlement to this controversy, but if our negotiations are unsuccessful, we intend to litigate this claim under the supervision of the bankruptcy court.

ITEM 2.  CHANGES IN SECURITIES AND ISSUER'S PURCHASES OF EQUITIES

Sales of Unregistered Securities

On March 3, 2004 we issued 100,000 restricted common shares and warrants to purchase 650,000 common shares to Summit Resource Group in consideration for investor relations consulting services. The shares were valued at $114,680, or $1.15 per share, and the warrants were valued at $731,328 based on the Black-Scholes option pricing model, or a fair value of $1.13 per share. Warrants to purchase 150,000 shares at $0.70 vested at the execution of the agreement, warrants to purchase 150,000 shares at $0.70 per share vest on May 1, 2004, and warrants to purchase 350,000 shares at $0.80 per share vest on September 1, 2004. The warrants have a five year term from the date they are awarded. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On March 5, 2004, pursuant to the bankruptcy reorganization plan, our board authorized the issuance of an aggregate of 6,679,474 shares of common stock to our creditors in satisfaction of debt valued at $2.0 million and for conversion of a $1.4 million line of credit. We relied upon an exemption from registration provided by Section 1145 of the Bankruptcy Code.

On March 31, 2004 we issued 1,600,000 shares valued at approximately $1,835,000 as partial payment to purchase the assets of Flexpoint Holdings, LLC. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Changes in Control

As a result of the bankruptcy reorganization, our issued and outstanding shares of common stock were reversed to 10,933,529 shares. Of those shares, 714,286 shares issued to an officer during 2001 were cancelled. The bankruptcy reorganization plan resulted in an aggregate of 6,679,474 shares issued to our creditors. The following table lists the beneficial ownership of our management and each person or group known to us to own beneficially 10% or more of our outstanding common stock after the reorganization. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities. The percentage of beneficial ownership is based on 18,698,202 shares of common stock outstanding as of April 23, 2004.

                            MANAGEMENT

Name and address of                                         Percentage
beneficial owners                     Number of shares      of class
---------------------------------     -------------------   -------------
John A. Sindt                             110,199 (1)       Less than 1%
47 East 7200 South, Suite #204
Midvale, Utah 84047

Donald E. Shelley                           9,000           Less than 1%
656 West 7250 South
Midvale, Utah 84047

Directors and officers                    119,199           Less than 1%
as a group

     (1) Represents 2,266 shares owned by Mr. Sindt; 28,572 shares owned jointly by Mr. Sindt and his spouse, 1,143 shares owned by his spouse, and 78,218 shares held by a company of which Mr. Sindt is an affiliate.

                    CERTAIN BENEFICIAL OWNERS

Name and address of                                         Percentage
beneficial owners                     Number of shares      of class
----------------------------------    ------------------    --------------

First Equity Holdings Corp.             7,142,858           38.2%
2157 S. Lincoln Street
Salt Lake City, UT 84106


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 24, 2004 the bankruptcy reorganization plan required the approval of various creditor classes and equity shareholders entitled to vote on the plan. Shareholders representing 55,040,125 pre-reverse common shares voted for the reorganization plan and shareholders representing 33,750 pre-reverse common shares voted against the plan. Pre-reverse shares of 18,374,326 were not voted. We did not solicit proxies and our board of directors remained the same after the vote.

ITEM 5.  OTHER INFORMATION

New Manufacturing Facility

As part of the asset purchase agreement with Flexpoint Holdings, LLC, we are using that company's office and manufacturing facility as our principal offices. Flexpoint Holdings, LLC, subleased approximately 11,500 square feet of office and manufacturing space. This facility has executive offices and space for research and development, manufacturing and fulfillment. The building is located in a business park in Draper, Utah consisting primarily of high tech manufacturing firms and it is located adjacent to Utah's main interstate.

Flexpoint Holdings, LLC, entered into a sublease with Ortho Development Corporation for the office and manufacturing space on September 1, 2003. The sublease has a term of one year, expiring September 30, 2004, and requires a monthly payment of $6,500. We installed one full production line with the capacity to produce over 50 million Bend Sensors units per year in this facility and this property provides enough space to assemble a second production line, if needed.

Asset Acquisition

We are providing the required disclosures related to our acquisition of the assets of Flexpoint Holdings, LLC, in this report in lieu of filing a separate Current Report on Form 8-K.

On March 31, 2004 Flexpoint Sensor entered into an asset purchase agreement with Flexpoint Holdings, LLC, a company controlled by a shareholder of Flexpoint Sensor. The bankruptcy court must approve this acquisition and we anticipate the court will grant its approval on May 11, 2004. The agreement provides that Flexpoint Sensor acquires substantially all of Flexpoint Holding's equipment and proprietary technology. Flexpoint Holdings, LLC was a Utah limited liability company formed to acquire and hold the assets which one of Flexpoint Sensor's creditor's caused to be seized during 2001 and sold at public auction during 2002. Flexpoint Holdings LLC was not a business and had no operations. Accordingly, pro forma financial information is not provided.

The acquisition has been accounted for using the purchase method of accounting and we agreed to pay $963,000 in cash and issued 1,600,000 common shares valued at $1,835,000 for assets with a fair value of $2,798,000. We used proceeds from the line of credit for a portion of this acquisition. We estimate that we acquired $1,698,000 in property and equipment and $1,100,000 in proprietary technology. The equipment consists of manufacturing equipment to produce our Bend Sensor products and the technology consists of the software algorithms that interpret data provided by the sensor technology. However, we are in the process of determining the fair values of certain assets and the purchase price is subject to refinement.

Consulting Agreement

On March 3, 2004, Flexpoint Sensor entered into a consulting agreement with
Summit Resource Group.   Summit Resource Group agreed to provide consulting
services related to investor relations, including dealing with direct investor relations and broker/dealer relations and the investing public. The term of the agreement is for a twelve month period and the agreement may be terminated after the first 90 days by a 45-day written notice from either party. We agreed to pay Summit Resource Group 100,000 restricted common shares, valued at $114,680, and warrants to purchase 650,000 common shares, valued at $731,328. Warrants to purchase 150,000 shares at $0.70 vested at the execution of the agreement, warrants to purchase 150,000 shares at $0.70 per share vest on May 1, 2004, and warrants to purchase 350,000 shares at $0.80 per share vest on September 1, 2004. The warrants expire five years after the vesting date and have demand registrations rights. If the agreement is terminated by either party, then the warrants to purchase 350,000 shares at $0.80 per share will vest pro rata through the date of termination, as a percentage of the days outstanding from March 3, 2004 through September 1, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Part I  Exhibits

31.1    Chief Executive Officer Certification
31.2    Principal Financial Officer Certification
32      Section 1350 Certification

Part II Exhibits

2.1 Order Confirming Plan, dated February 24, 2004 (Incorporated by reference to exhibit 2.1 for Form 8-K filed March 5, 2004)
2.2 Debtor's Plan of Reorganization, dated January 14, 2004 (Incorporated by reference to exhibit 2.2 for Form 8-K filed March 5, 2004)
2.3 Asset Purchase Agreement between Flexpoint Sensor and Flexpoint Holdings, LLC, dated March 31, 2004
3.1 Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 10-SB registration statement, filed June 17,1994.)
3.2 Certificate of Amendment to Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 8-K, filed April 9, 1998)
3.3     Certificate of Amendment to Certificate of Incorporation of Micropoint
        Inc.
3.4     Restated bylaws of Flexpoint Sensor
10.1 Credit Line Agreement between Flexpoint Sensor and Broad Investment Partners, LLC, dated January 14, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K filed March 5, 2004)
10.2 Sublease Agreement between Flexpoint Holdings, LLC and Ortho Development Corporation, dated September 1, 2003
10.3 Consulting Agreement between Flexpoint Sensor and Summit Resource Group, dated March 3, 2004
21 Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21 of Form 10-KSB, filed February 18, 2004)

Reports on Form 8-K

On March 5, 2004, we filed a Current Report on Form 8-K, dated February 24, 2004, including items 1, 3, and 5 related to the confirmation of our bankruptcy reorganization plan.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

                                  FLEXPOINT SENSOR SYSTEMS, INC.


                                      /s/ John A. Sindt
Date: April 30, 2004              By: _______________________________________
                                      John A. Sindt
                                      President, CEO, Chairman of the Board,
                                      and Principal Financial Officer