Form 10QSB
period 2004-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2004-08-16
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended June 30, 2004

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

Check if the issuer has filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of August 4, 2004, Flexpoint Sensor Systems, Inc. had a total of 18,798,202 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2
Item 2.  Management's Discussion and Analysis..............................14
Item 3.  Controls and Procedures...........................................17

                    PART II: OTHER INFORMATION

Item 2.  Changes in Securities and Issuer's Purchases of Equities..........17
Item 5.  Other Information.................................................17
Item 6.  Exhibits and Reports on Form 8-K..................................17
Signatures.................................................................19


                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

As a result of our reorganization under a court approved Chapter 11 bankruptcy plan, we are now a development stage company with a date of inception of February 24, 2004. We used fresh-start reporting (See Note 3 of the Notes to Unaudited Consolidated Financial Statements, below) and all assets of Flexpoint Sensor Systems, Inc. were restated to reflect their reorganization value, which approximated the fair value at the date of reorganization. Management estimated the reorganization value to be $5,634,000 based upon the negotiated price at which certain creditors were willing to convert their claims into common shares.

The financial information set forth below with respect to our consolidated financial position as of June 30, 2004 and the consolidated statements of operations and cash flows for the interim period from February 24, 2004 through June 30, 2004 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the periods herein ended June 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
UNAUDITED CONSOLIDATED BALANCE SHEET
JUNE 30, 2004

------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                            $      68,155
Accounts receivable                                                    33,500
Prepaid expenses                                                        3,292
------------------------------------------------------------------------------
Total Current Assets                                                  104,947
------------------------------------------------------------------------------

Property and equipment, net of accumulated depreciation of $982     1,702,882

Patents and proprietary technology, net of accumulated
  amortization of $18,004                                           6,750,248
------------------------------------------------------------------------------

Total Assets                                                    $   8,558,077
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                $     212,864
Accrued liabilities                                                    74,233
Deferred revenue                                                      331,250
Notes payable - related party                                           3,000
------------------------------------------------------------------------------
Total Current Liabilities                                             621,347
------------------------------------------------------------------------------

Stockholders' Equity
Common stock - $0.001 par value; 100,000,000 shares authorized;
  18,798,718  shares issued and outstanding                            18,798
Additional paid-in capital                                          8,439,986
Warrants outstanding                                                  595,100
Deficit accumulated during the development stage                   (1,117,154)
------------------------------------------------------------------------------
Total Stockholders' Equity                                          7,936,730
------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                      $   8,558,077
==============================================================================






       The accompanying notes are an integral part of these unaudited consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          For the Period From
                                          For the Three   February 24, 2004
                                          Months Ended    (date of inception)
                                          June 30, 2004   through June 30,2004
------------------------------------------------------------------------------

Sales                                     $      39,750   $        55,500
Cost of goods sold                              (18,871)          (18,871)
------------------------------------------------------------------------------
Gross Profit                                     20,879            36,629

General and administrative expense             (538,483)       (1,052,525)
Interest expense                                 (1,377)         (101,258)
------------------------------------------------------------------------------

Net Loss                                  $    (518,981)  $    (1,117,154)
==============================================================================

Basic and Diluted Loss Per Share          $       (0.03)  $         (0.06)
==============================================================================
Basic and Diluted - Weighted-Average
Shares Outstanding                           18,047,035        18,006,531
==============================================================================







       The accompanying notes are an integral part of these unaudited consolidated financial statements.




FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FEBRARY 24, 2004 (DATE OF INCEPTION OF THE DEVELOPMENT
STAGE) THROUGH JUNE 30, 2004

                                                                             Deficit
                                                                             Accumulated
                              Common Stock         Additional                During the    Total
                         ------------------------- Paid-in       Warrants    Development   Stockholders'
                             Shares      Amount    Capital       Outstanding Stage         Equity
--------------------------------------------------------------------------------------------------------
Balance - February 24,
 2004 (Date of Inception
 of the Development Stage)          - $         -  $          -  $        -  $          -  $          -

Issuance for patents,
 cash, net of assumption
 of liabilities,
 February 24, 2004,
 $0.52 per share           14,098,718      14,098     4,952,166           -             -     4,966,264

Issuance for consulting
 services, March 3,
 2004, $1.15 per share        100,000         100       114,580           -             -       114,680

Stock based compensation
 from 650,000 warrants
 issued on March 3, 2004
 for consulting services            -           -             -     595,100             -       595,100

Issuance for acquisition
 of equipment and
 proprietary technology
 from Flexpoint Holdings,
 LLC, a company controlled
 by a shareholder, March
 31, 2004, $1.15 per share  1,600,000       1,600     1,833,400           -             -     1,835,000

Conversion of note
 payable, March 31, 2004,
 $0.50 per share            2,800,000       2,800     1,397,200           -             -     1,400,000

Beneficial conversion
 option on note payable             -           -        42,840           -             -        42,840

Conversion of note
 payable, May 19, 2004,
 $0.50 per share              200,000         200        99,800           -             -       100,000

Net loss                            -           -             -           -    (1,117,154)   (1,117,154)
--------------------------------------------------------------------------------------------------------

Balance - June 30, 2004    18,798,718 $    18,798  $  8,439,986  $  595,100  $ (1,117,154) $  7,936,730
========================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                        5



FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FEBRUARY 24, 2004 (DATE OF INCEPTION OF THE
DEVELOPMENT STAGE) THROUGH JUNE 30, 2004

---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                                        $ (1,117,154)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                           982
  Amortization of intangible assets                                                    1,008
  Issuance of stock and warrants for services                                        709,780
  Expenses paid by increase in convertible note payable                               60,000
  Interest expense from beneficial conversion option of convertible note payable      42,840
  Interest expense from origination fees on convertible notes payable                 56,666
  Changes in operating assets and liabilities:
    Accounts receivable                                                              (33,500)
    Prepaid expense                                                                   (3,292)
    Accounts payable                                                                   4,758
    Accrued liabilities                                                               72,741
    Deferred revenue                                                                 (12,500)
----------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                               (217,671)
----------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Payments for patents                                                                 (15,695)
Purchase of equipment                                                                 (5,864)
Payment for acquisition of equipment and proprietary
  technology from Flexpoint Holdings, LLC                                           (265,000)
----------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                               (286,559)
----------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Principal payments on related party debt                                             (13,000)
Cash received in fresh start accounting                                                2,051
Proceeds from borrowings under convertible note payable                              583,334
----------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                            572,385
----------------------------------------------------------------------------------------------

Net Change in Cash                                                                    68,155

Cash at Beginning of Period                                                                -
----------------------------------------------------------------------------------------------

Cash at End of Period                                                           $     68,155
=============================================================================================

Supplemental Schedule of Non Cash Investing and Financing Activities:
---------------------------------------------------------------------------------------------
Issuance of 14,813,004 shares of common stock valued at $4,966,264 and the assumption of $671,348 of liabilities in exchange for patents of $5,635,561 and $2,051 cash in fresh start.
Short-term advances of $102,000 were repaid from an increase in a convertible note payable.
Equipment and proprietary  technology with a fair value of $2,798,000 purchased from Flexpoint Holdings, LLC, a company controlled by a shareholder, in exchange for the issuance of 1,600,000 shares of common stock valued at
 $1,835,000, a cash payment of $265,000 and the payment of $698,000 from an increase in a convertible note payable.
The principal balance of a $1,500,000 convertible note payable was converted into 3,000,000 shares of common stock.
----------------------------------------------------------------------------------------------

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

Interim Financial Statements - The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of June 30, 2004, its consolidated results of operations and cash flows for the period from February 24, 2004 (date of inception of the development stage) through June 30, 2004. The results of operations for the period from February 24, through June 30, 2004, may not be indicative of the results that may be expected for the period ending December 31, 2004.

Business Condition - The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and its efforts are primarily obtaining necessary capital to complete its production facility and re-start operations following its emergence from Chapter 11 bankruptcy proceedings. The Company incurred a loss of $1,117,154 and used cash from operations of $217,671 for the period from February 24, 2004 (date of inception of the development stage) through June 30, 2004. Through June 30, 2004, the Company has accumulated a deficit during the development stage of $1,117,154. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable - The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances. At June 30, 2004, management believed the Company had incurred no material impairments in the carrying values of its accounts receivable.

Property and Equipment - Property and equipment are stated at cost. Additions and major improvements are capitalized while maintenance and repairs are charged to operations. Upon retirement, sale or disposition, the cost and accumulated depreciation of the items sold are eliminated from the accounts, and any resulting gain or loss is recognized in operations. Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which are three to seven years. Depreciation expense was $982 for the period from February 24, 2004 (date of inception of the development stage) through June 30, 2004.

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

Revenue Recognition - Revenue from the sale of products is recorded at the time of shipment to the customers. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others, is deferred until all conditions under the contracts are met and then recognized as licensing royalty revenue over the remaining term of the contracts.

As of June 30, 2004, Sensitron, the Company's subsidiary, had deferred revenue of $331,250, consisting of $250,000 of prepaid licensing royalties to be deferred and recognized as the related licensing royalty sales are reported to the Company by the customer over the remaining term of the agreement, and $81,250 of deferred sales related to software license rights sold to the customer that is being amortized over the six-year term of the contract.

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

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation. Under SFAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Stock-based compensation to non-employees totaled $709,780.

At June 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 7. As of June 30, 2004 no stock options had been granted or were outstanding.

Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. At June 30, 2004, there were outstanding stock equivalents to purchase 650,000 shares of common stock that were not included in the computation of basic and diluted net loss per share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

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

Convertible Note Payable - The plan of reorganization provided for the Company to draw upon a convertible note payable. During March 2004, the Company borrowed $1,343,334, net of origination fees of $56,666, from the note. The terms of the convertible note payable provide that interest accrues on outstanding balance at 10% per annum, and that all amounts become due within three years of the date of the agreement. Proceeds of $698,000 were used for the acquisition of assets from Flexpoint Holdings, LLC, as described in Note 3, and proceeds of $102,000 were used to repay a short-term advance from Flexpoint Holdings, LLC. The Company borrowed $483,334 under the note and $60,000 was borrowed from the direct payment to settle certain secured and priority claims determined in the reorganization plan and to pay operating expenses. The $1,400,000 balance under the note payable was converted into common stock during March 2004 at the rate of $0.50 per share resulting in the issuance of 2,800,000 shares of common stock. During May 2004, the Company borrowed the remaining $100,000 on the convertible line of credit. The balance was immediately converted into 200,000 shares of common stock at a rate of $0.50 per share.

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

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                         Reorganized
As of Date of Confirmation       Pre-           Debt         Exchange of                 Balance
of Plan, February 24, 2004       Confirmation   Discharge    Stock        Fresh Start    Sheet
-------------------------------- ------------- ------------ ------------- ------------- -------------
ASSETS
Current Assets - Cash            $      2,051  $         -  $          -  $          -  $      2,051
Patents, net                            1,561            -             -     5,634,000     5,635,561
-----------------------------------------------------------------------------------------------------

Total Assets                     $      3,612  $         -  $          -  $  5,634,000  $  5,637,612
-----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities Not Subject to Compromise - Current
Accounts payable                 $    244,642  $   (36,536) $          -  $          -  $    208,106
Accrued liabilities                     1,492            -             -             -         1,492
Deferred revenue                      343,750            -             -             -       343,750
Short-term advance payable            102,000            -             -             -       102,000
Notes payable - related party          16,000            -             -             -        16,000
-----------------------------------------------------------------------------------------------------
Total Liabilities Not Subject
 to Compromise - Current              707,884      (36,536)            -             -       671,348
-----------------------------------------------------------------------------------------------------

Liabilities Subject to Compromise   7,777,379   (7,777,379)            -             -             -
-----------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Preferred stock                     1,080,426            -    (1,080,426)            -             -
Common stock (old)                     76,535            -       (76,535)            -             -
Common stock (new)                          -       11,022         3,076             -        14,098
Additional paid-in capital         22,078,206    5,669,351     1,153,885   (23,949,276)    4,952,166
Deficit accumulated during
  the development stage           (31,716,818)   2,133,542             -    29,583,276             -
-----------------------------------------------------------------------------------------------------
Total Stockholders'
 Equity (Deficit)                  (8,481,651)   7,813,915             -     5,634,000     4,966,264
-----------------------------------------------------------------------------------------------------
Total Liabilities and
 Stockholders' Equity (Deficit)   $     3,612  $         -  $          -  $  5,634,000  $  5,637,612
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

The acquisition of the assets of Flexpoint Holdings, LLC has been accounted for using the purchase method of accounting; however, Flexpoint Holdings, LLC was not a business and had no operations. Accordingly, pro forma financial information is not provided. The purchase price was determined using estimated fair values of the assets acquired. The Company is in the process of determining the fair values of certain assets; accordingly, the purchase price is subject to refinement. At March 31, 2004, the fair value of the assets acquired were as follows:

The equipment consists of manufacturing equipment to produce the Company's product, and the technology consists of software algorithms that interpret data provided by the Company's flexible sensor technology. The technology has an estimated weighted-average useful life of 5 years.

           --------------------------------------------------------------
           Property and equipment                          $ 1,698,000
           Proprietary technology                            1,100,000
           --------------------------------------------------------------
           Net assets acquired                             $ 2,798,000
           ==============================================================

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

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Company had $16,000 of unsecured notes payable to a shareholder with interest stated at 10% with repayment terms requiring payment of the principal and interest by December 31, 2004. The Company paid $13,000 of payments on the notes during April and May 2004, leaving a remaining balance of $3,000 as of June 30, 2004.

NOTE 6 - INCOME TAXES

There was no provision for, or benefit from, income tax during the period. The components of the net deferred tax asset as of June 30, 2004 are as follows:

     ----------------------------------------------------
     Operating loss carry forwards          $  9,081,406
     Deferred license and royalty income         123,556
     Amortization of intangibles               2,014,969
     ----------------------------------------------------
     Total Deferred Tax Assets                11,219,931
     Valuation allowance                     (11,219,931)
     ----------------------------------------------------
     Net Deferred Tax Asset                  $         -
     ====================================================

As a result of the confirmation of the bankruptcy plan, $7,813,915 in debt was discharged. For tax reporting purposes, net operating loss carry forwards were reduced to $24,346,934 at June 30, 2004. Although net operating losses begin to expire in the year 2012 those carry forwards will be limited or unavailable, under the tax laws, due to a change of greater than 50% in ownership of the Company upon emergence from bankruptcy.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the period from February 24, 2004 through June 30, 2004:

     -----------------------------------------------------------
     Tax at statutory rate (34%)                     $ (379,832)
     Change in valuation allowance                      416,698
     State tax benefit, net of federal tax effect       (36,866)
     -----------------------------------------------------------
     Provision for Income Taxes                      $        -
     ===========================================================


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

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASE COMMITMENT

Effective March 31, 2004, the Company agreed to sub-lease offices and a manufacturing facility in which the Company's acquired equipment is located. The sublease expires in October 2004 with monthly lease payments of $5,500. Total future minimum lease payments as of June 30, 2004 are $22,000.

NOTE 9 - CONSULTING AGREEMENT

On March 3, 2004, the Company entered into a twelve-month consulting agreement with Summit Resource Group ("Summit") whereby Summit has agreed to provide consulting services for the Company related to investor relations, including dealing with direct investor relations and broker/dealer relations and the investing public. The agreement may be terminated after the first 90 days by a 45-day written notice from either party. In consideration for consulting services, the Company issued Summit 100,000 common shares and warrants to purchase 650,000 common shares. The warrants are exercisable for five years from the dated awarded as follows: i) warrants to purchase 150,000 shares are exercisable at $0.70 per share from the date awarded, ii) warrants for 150,000 shares are exercisable at $0.70 per share beginning on May 1, 2004 and iii) warrants to purchase 350,000 shares are exercisable at $0.80 per share beginning September 1, 2004, unless the agreement is terminated, whereupon they are exercisable pro rata through the date of termination as a percentage of the days outstanding from March 3, 2004 through September 1, 2004. The Company granted Summit registration rights with respect to the 650,000 common shares underlying the warrants, and the Company has the obligation for all related registration costs.

The Company valued the issuance of 100,000 common shares to Summit at $114,680, or approximately $1.15 per share, based on the estimated market value of the stock issued on the date of the agreement, with the related expense charged to operations. The Company valued the warrants granted to Summit at $731,328, estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.06%, expected dividend yield of 0.0%, expected life of 5 years and expected volatility of 200%. Consulting expense is recognized over the period the warrants vest, which resulted in recognizing $595,100 of compensation to Summit during the period from February 24, 2004 through June 30, 2004.

In this report references to "Flexpoint Sensor," "we," "us," and "our" refer to Flexpoint Sensor Systems, Inc. and its subsidiaries.

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

We are engaged principally in designing, engineering and manufacturing sensor technology and equipment using flexible potentiometer technology, which we refer to as Bend Sensor technology. On February 24, 2004 our Chapter 11 bankruptcy reorganization plan was confirmed by the bankruptcy court and effected on March 5, 2004. As a result, Flexpoint Sensor is considered a new entity for financial reporting purposes. We are a development stage company focused on obtaining necessary capital to re-start operations following our reorganization.

While we recorded sales of $39,750 for the three month period ended June 30, 2004 (the "2004 second quarter"); we recorded a net loss of $518,981 for the 2004 second quarter and a net loss of $1,117,154 from inception on February 24, 2004 through June 30, 2004. Our auditors have expressed doubt that we can continue as a going concern because we do not have sufficient cash flow to finance our operations on an on-going basis. We will require additional financing to fund our short-term cash needs and we will likely rely on debt financing and private placements of our common stock for additional funding.

During the second quarter of 2004 we have focused our efforts on renewing contacts with old customers and developing new applications for our Bend Sensor technology. We are currently working with several companies on new development projects. Management believes these projects will provide the quickest and best return on our investment with the least amount of risk involved. While these new development projects are related to industrial controls and medical applications, there has been a strong interest in our sensor technology from the auto industry. Management is excited that we are receiving contact from many companies that believe in our sensor technology as a viable product for their industry.

During the second quarter of 2004 we established an operating production line in our new manufacturing facility located in Draper, Utah. We are still rebuilding our staff and engineers and setting up a sales structure. Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next six months to one year. Accordingly, we cannot guarantee that we will realize significant progress or that the progress will result in profitability.

Our primary challenge is to manage the timing of distribution and promotion of our products. Our plan is to rehabilitate our operations within the next two years to the point that we can offer mass production and incorporation of our products into new applications. However, this will be subject to our ability to market our products to customers who can exploit the potential of the patents we own. We will continue to reestablish old relationships and establish new ones.

Liquidity and Capital Resources

For the next twelve months, management anticipates that we will rely on revenues, debt financing and private placements of our common stock to fund our on-going operations. In addition, as we enter into new technology agreements, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs. If we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and royalties related to these agreements. However, we have formalized only a few additional agreements since confirmation of our bankruptcy reorganization plan and there can be no assurance that agreements will come to fruition in the future or that a desired technological application can be brought to market.

Net cash used in operating activities for the period from February 24, 2004 through June 30, 2004 was $217,671. Net cash used in investing activities for that interim period was $286,559, with $265,000 of that amount related to the payment for acquisition of equipment from Flexpoint Holdings LLC in March 2004. We are fulfilling orders for Bend Sensor technology and anticipate that on-going negotiations with third parties may result in several new technology agreements. It is critical to our continued operations that we are successful in closing these agreements.

Financing.   We have relied on a $1.5 million convertible line of credit which was part of our bankruptcy reorganization plan. During March 2004, we drew approximately $1,343,000, net of origination fees of approximately $57,000, from this line of credit. Of the amount drawn from the line of credit, we used $698,000 to acquire the assets of Flexpoint Holdings, LLC, and $102,000 was used to repay a short-term advance from Flexpoint Holdings, LLC. We borrowed approximately $483,000 for operations and $60,000 was borrowed to settle certain secured and priority claims of the reorganization plan.

We initially placed 3,000,000 free trading shares in an escrow account for conversion of the credit line as part of our reorganization plan. In March 2004 the $1,400,000 amount drawn from the line of credit was converted into common stock at a rate of $0.50 per share. This conversion resulted in the issuance of 2,800,000 shares of common stock to Broad Investment Partners and its assignees. During May 2004 we borrowed the remaining $100,000 on the convertible line of credit and the balance was immediately converted into 200,000 shares of common stock at a rate of $0.50 per share.

Management anticipates that additional funding may be obtained through a private placement of our common stock; but we cannot assure you that we will complete a private placement. We expect to issue our stock pursuant to exemptions from registration provided by federal and state securities laws and currently do not intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingencies

Our principal commitments consist of our total current liabilities, discussed in more detail below in "Results of Operations," and an operating lease. Effective March 31, 2004 we were obligated to make monthly payments of $5,500 per month for the sublease of office and manufacturing space in which our equipment is located. The total future minimum payments under this sublease as of June 30, 2004 were $22,000.

Off-balance Sheet Arrangements - None.

Results of Operations

The following discussions are based on the consolidated operations of Flexpoint Sensor, its 90% owned subsidiaries, Sensitron, Inc. and Flexpoint, Inc. The information should be read in conjunction with our unaudited consolidated financial statements included in this report at Part I, Item 1,
above.   The charts below present a
summary of our unaudited consolidated statement of operations for the three month period ended June 30, 2004 and further details are presented in our unaudited consolidated financial statements and the accompanying notes.

Summary Operating Results for the Three Months Ended June 30, 2004
--------------------------------------------------------------------

                                             Three months
                                                ended
                                             June 30, 2004
                                             -------------

        Sales                                $     39,750

        Cost of goods sold                        (18,871)

        Gross profits                              20,879

        General and administrative expenses       538,483

        Interest expense                           (1,377)

        Net loss                                 (518,981)

        Net loss per share                   $      (0.03)

Revenue from the sale of a product is recorded at the time of shipment to the customer. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.

Sales for the 2004 second quarter were primarily from licensing fees and royalties and engineering services. General and administrative expenses consisted of professional fees and consulting expense. Consulting expense represented $285,513 of the general and administrative expense and was related to the partial vesting of warrants to purchase 650,000 shares granted to Summit Resource Group in consideration for public and investor relations consulting services. Interest expense was primarily from our convertible line of credit.


      Summary Balance Sheet Information as of June 30, 2004
      ------------------------------------------------------

        Cash                                   $       68,155

        Total assets                                8,558,077

        Total current liabilities                     621,347

        Accumulated deficit                        (1,117,154)

        Total stockholders equity              $    7,936,730


Our total assets at June 30, 2004 included total current assets of $104,947, property and equipment valued at $1,702,882 and patents and proprietary technology of $6,750,248.

Total current liabilities included accounts payable, accrued liabilities, deferred revenue and notes payable to a related party. Accounts payable of $212,864 and deferred revenue of $331,250 represented the majority of total current liabilities. Deferred revenues consisted of $250,000 prepaid licensing royalties to be deferred and recognized as the related licensing royalty sales are reported to the company by the customer over the remaining term of the agreement, and $81,250 of deferred sales related to software license rights sold to the customer that are being amortized over the six-year term of the contract.

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

    Research and development may result in problems which may become insurmountable to fulfill implementation of production.

Customers may request that we create prototypes and perform pre-production research and development. As a result, we are exposed to the risk that we may find problems in our designs that are insurmountable to fulfill production. However, we are currently unaware of any insurmountable problems with ongoing research and development that may prevent further development of an application.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who acts in the capacity of principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures, as defined by the Securities and Exchange Act of 1934. He determined that there continued to be no significant deficiencies in these procedures as of the end of the period covered by this report. Also, we have not made any changes to or taken corrective actions related to our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND ISSUER'S PURCHASES OF EQUITIES

On June 2, 2004 we announced that we were approved for corporate listing in Standard and Poor's Corporation Records. This listing is a recognized securities manual for the Blue Sky standard manual exemption for secondary trading in more than 35 states. The listing on Standard and Poor's can assist the brokerage and investment communities in making a market for Flexpoint Sensor Systems' common stock.

ITEM 5.  OTHER INFORMATION

On April 7, 2004 our board of directors appointed Donald E. Shelley as Secretary of the company. Mr. Shelley has served as a director of the company since April 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Part I  Exhibits

31.1    Chief Executive Officer Certification
31.2    Principal Financial Officer Certification
32      Section 1350 Certification

Part II Exhibits

2.1 Order Confirming Plan, dated February 24, 2004 (Incorporated by reference to exhibit 2.1 for Form 8-K filed March 5, 2004)
2.2 Debtor's Plan of Reorganization, dated January 14, 2004 (Incorporated by reference to exhibit 2.2 for Form 8-K filed March 5, 2004)
2.3 Asset Purchase Agreement between Flexpoint Sensor and Flexpoint Holdings, LLC, dated March 31, 2004 (Incorporated by reference to exhibit 2.3 of Form 10-QSB, filed May 3, 2004)
3.1 Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 10-SB registration statement, filed June 17,1994.)
3.2 Certificate of Amendment to Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 8-K, filed April 9, 1998)
3.3 Certificate of Amendment to Certificate of Incorporation of Micropoint Inc. (Incorporated by reference to exhibit 3.3 of Form 10-QSB, filed May 3, 2004)
3.4 Restated bylaws of Flexpoint Sensor (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1 Credit Line Agreement between Flexpoint Sensor and Broad Investment Partners, LLC, dated January 14, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K filed March 5, 2004)
10.2 Sublease Agreement between Flexpoint Holdings, LLC and Ortho Development Corporation, dated September 1, 2003 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed May 3, 2004)
10.3 Consulting Agreement between Flexpoint Sensor and Summit Resource Group, dated March 3, 2004 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed May 3, 2004)
21 Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21 of Form 10-KSB, filed February 18, 2004)

Reports on Form 8-K

None.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

                                 FLEXPOINT SENSOR SYSTEMS, INC.


                                   /s/ John A. Sindt
Date: August 13, 2004         By: __________________________________________
                                  John A. Sindt
                                  President, CEO, Chairman of the Board, and
                                  Principal Financial Officer


                                  /s/ Donald E. Shelley
Date: August 13, 2004         By: _______________________________________
                                  Donald E. Shelley
                                  Secretary and Director