Form 10QSB
period 2004-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2004-11-15
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended September 30, 2004

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

As of October 20, 2004, Flexpoint Sensor Systems, Inc. had a total of 18,798,718 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

         Unaudited Consolidated Balance Sheet - September 30, 2004..........3

         Unaudited Consolidated Statements of Operations
         for the Three Months Ended September 30, 2004 and
         for the Period from February 24, 2004 (Date of
         Inception) through September 30, 2004..............................4

         Unaudited Consolidated Statement of Stockholders'
         Equity for the Period from February 24, 2004
         (Date of Inception) through September 30, 2004.....................5

         Unaudited Consolidated Statement of Cash Flows
         for the Period from February 24, 2004 (Date of
         Inception) through September 30, 2004..............................6

         Notes to Unaudited Consolidated Financial Statements...............7

Item 2.  Management's Discussion and Analysis..............................15

Item 3.  Controls and Procedures...........................................19

                    PART II: OTHER INFORMATION

Item 5.  Other Information.................................................19

Item 6.  Exhibits .........................................................19

Signatures.................................................................20


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

The financial information set forth below with respect to our consolidated financial position as of September 30, 2004 and the consolidated statements of operations and cash flows for the interim period from February 24, 2004 through September 30, 2004 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the periods herein ended September 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
               UNAUDITED CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2004

------------------------------------------------------------------------------

ASSETS

Current Assets
Cash                                                            $    185,696
Accounts receivable                                                   40,390
Prepaid expenses                                                       3,290
------------------------------------------------------------------------------
Total Current Assets                                                 229,376

Property and equipment, net of accumulated
  depreciation of $30,420                                          1,680,907

Patents and proprietary technology, net of
  accumulated amortization of $236,347                             6,532,943
------------------------------------------------------------------------------

Total Assets                                                    $  8,443,226
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                $    203,552
Accrued liabilities                                                  104,361
Deferred revenue                                                     325,000
Notes payable - related party                                        243,300
------------------------------------------------------------------------------
Total Current Liabilities                                            876,213
------------------------------------------------------------------------------

Stockholders' Equity
Common stock - $0.001 par value; 100,000,000 shares authorized;
  18,798,718  shares issued and outstanding                           18,798
Additional paid-in capital                                         8,439,986
Warrants outstanding                                                 731,328
Deficit accumulated during the development stage                  (1,623,099)
------------------------------------------------------------------------------
Total Stockholders' Equity                                         7,567,013
------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                      $  8,443,226
==============================================================================









      The accompanying notes are an integral part of these unaudited consolidated financials statements.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the Period
                                                             From February 24,
                                          For the Three      2004 (Date of
                                          Months Ended       Inception)
                                          September 30,      through September
                                          2004               30, 2004
------------------------------------------------------------------------------
Sales                                     $       52,296     $     107,796
Cost of goods sold                               (32,201)          (51,072)
------------------------------------------------------------------------------
Gross Profit                                      20,095            56,724

General and administrative expense              (525,333)       (1,577,858)
Interest expense                                    (707)         (101,965)
------------------------------------------------------------------------------

Net Loss                                  $     (505,945)    $  (1,623,099)
==============================================================================

Basic and Diluted Loss Per Share          $        (0.03)    $       (0.09)
==============================================================================
Basic and Diluted Weighted-Average
 Shares Outstanding                           18,798,718        18,335,703
==============================================================================






















      The accompanying notes are an integral part of these unaudited consolidated financial statements.

<CAPTION


         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
     UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM FEBRUARY 24, 2004 (DATE OF INCEPTION)
                    THROUGH SEPTEMBER 30, 2004

                                                                             Deficit
                                                                             Accumulated
                              Common Stock         Additional                During the    Total
                         ------------------------- Paid-in       Warrants    Development   Stockholders'
                             Shares      Amount    Capital       Outstanding Stage         Equity
--------------------------------------------------------------------------------------------------------
Balance -
 February 24, 2004
 (Date of Inception of
 the Development Stage)            -  $         -   $         -   $        -  $         -   $        -

Issuance for patents
 and cash, net of
 assumption of
 liabilities,
 February  24, 2004,
 $0.52 per share          14,098,718       14,098     4,952,166            -            -    4,966,264

Issuance for consulting
 services, March 3, 2004,
 $1.15 per share             100,000          100       114,580            -            -      114,680

Stock-based compensation
 from 650,000 warrants
 issued on March 3, 2004
 for consulting services           -            -             -      731,328            -      731,328

Issuance for acquisition
 of equipment and
 proprietary technology
 from Flexpoint Holdings,
 LLC, a company controlled
 by a shareholder, March
 31, 2004, $1.15 per
 share                     1,600,000        1,600     1,833,400            -            -    1,835,000

Beneficial conversion
 option on note payable            -            -        42,840            -            -       42,840

Conversion of note
  payable, March 31
  and  May 19, 2004        3,000,000        3,000     1,497,000            -            -    1,500,000
  $0.50 per share

Net loss                           -            -             -            -   (1,623,099)  (1,623,099)
--------------------------------------------------------------------------------------------------------
Balance -
 September 30, 2004       18,798,718  $    18,798  $  8,439,986  $   731,328  $(1,623,099) $ 7,567,013
========================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                        5





           FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                 (A Company in the Development Stage)
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 24, 2004 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004
----------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                                   $ (1,623,099)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                   30,420
  Amortization of intangible assets                                             219,351
  Issuance of stock and warrants for services                                   846,008
  Expenses paid by increase in convertible note payable                          60,000
  Interest expense from beneficial conversion option of
    convertible note payable                                                     42,840
  Interest expense from origination fees on convertible notes payable            56,666
  Changes in operating assets and liabilities:
     Accounts receivable                                                        (40,390)
     Prepaid expense                                                             (3,290)
     Accounts payable                                                            (4,554)
     Accrued liabilities                                                        102,869
     Deferred revenue                                                           (18,750)
----------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                          (331,929)
----------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Payments for patents                                                            (16,733)
Purchase of equipment                                                           (13,327)
Payment for acquisition of equipment and proprietary
  Technology from Flexpoint Holdings, LLC                                      (265,000)
----------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                          (295,060)
----------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties                                   240,300
Principal payments on notes payable - related parties                           (13,000)
Cash received in fresh start accounting                                           2,051
Proceeds from borrowings under convertible note payable                         583,334
----------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                       812,685
----------------------------------------------------------------------------------------

Net Change in Cash                                                              185,696

Cash at Beginning of Period                                                           -
----------------------------------------------------------------------------------------

Cash at End of Period                                                     $     185,696
========================================================================================

Supplemental Schedule of Non Cash Investing and Financing Activities:

   Issuance of 14,813,004 shares of common stock valued at $4,966,264 and the assumption of $671,348 of liabilities in exchange for patents of $5,635,561 and $2,051 cash in fresh start.

   Short-term advances of $102,000 were repaid from an increase in a convertible note payable.

   Issuance of 1,600,000 shares of common stock valued at $1,835,000, issuance of a
   $698,000 convertible note payable and a cash payment of $265,000 to Flexpoint
   Holdings, LLC, a company controlled by a shareholder, in exchange for equipment and proprietary technology with a fair value of $2,798,000.

   The principal balance of a $1,500,000 convertible note payable was converted into
   3,000,000 shares of common stock.

           The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  6

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  NATURE OF BUSINESS

Nature of Operations - Flexpoint Sensor Systems, Inc. (the Company) is a development stage enterprise engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. On February 24, 2004, the Company's plan of reorganization was confirmed by the U.S. Bankruptcy Court and the Company emerged from bankruptcy. As discussed further in Note 3, the emergence from bankruptcy was accounted for using fresh start accounting and the Company was considered a new entity for financial reporting purposes. The new entity is in the development stage as planned operations have not commenced. Development stage activities primarily include acquiring equipment and technology, organizational activities, obtaining financing and seeking manufacturing contracts.

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

Interim Financial Statements - The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 2004, its consolidated results of operations and cash flows for the period from February 24, 2004 (date of inception of the development stage) through September 30, 2004. The results of operations for the period from February 24, 2004 through September 30, 2004, may not be indicative of the results that may be expected for the period ending December 31, 2004.

Business Condition - The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and its efforts are primarily obtaining necessary capital to complete its production facility and re-start operations following its emergence from Chapter 11 bankruptcy proceedings. The Company has an accumulated deficit of $1,623,099 and used cash from operations of $331,929 for the period from February 24, 2004 (date of inception of development stage) through September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, which may include the need to obtain additional financing, and ultimately to attain profitable operations. The Company does not have sufficient cash flow to finance its operations on an on-going basis. To date, the Company has met its short-term cash needs through confirmation of its plan of reorganization and through proceeds from related party notes payable and from a convertible note payable as described in Note 2. Management plans to issue equity securities through a private placement offering. However, there can be no assurance that such sources of financing, if any, will be completed as planned or continue to be available, and if available, that they will be on terms favorable to the Company or in amounts sufficient to meet the Company's cash flow requirements.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Fair Values of Financial Instruments - The amounts reported as notes payable to a related party are considered to be reasonable approximations of their fair value due to their short repayment term.

Accounts Receivable - The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances. Management believed the Company had incurred no material impairments in the carrying values of its accounts receivable.

Property and Equipment - Property and equipment are stated at cost. Additions and major improvements are capitalized while maintenance and repairs are charged to operations. Upon retirement, sale or disposition, the cost and accumulated depreciation of the items sold are eliminated from the accounts, and any resulting gain or loss is recognized in operations. Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which are three to seven years. Depreciation expense was $30,420 for the period from February 24, 2004 (date of inception of development stage) through September 30, 2004.

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

Intangible Assets - The Company currently has the rights to several patents. Patents are amortized from the date the Company acquires or is awarded the patent, over their estimated useful lives. Impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. Costs to obtain or develop patents are capitalized and amortized over a five-year period. Amortization of patents during the period from February 24, 2004 through September 30, 2004 was $219,351.

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

As of September 30, 2004, Sensitron, the Company's subsidiary, had deferred revenue of $325,000, which are consisting of $250,000 of prepaid licensing royalties to be deferred and recognized as the related licensing royalty sales are reported to the Company by the customer over the remaining term of the agreement, and $75,000 of deferred sales related to software license rights sold to the customer that is being amortized over the six-year term of the contract. As described more fully in Note 10 - Subsequent Event, during October 2004, Flexpoint cancelled the licensing agreement and recognized the remaining net deferred revenue.

Stock Based Compensation - The Company accounts for its stock-based compensation issued to employees and directors under APB 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation related to stock options, if any, is recorded if an option's exercise price on the grant date is less than the fair value of the Company's common stock on the grant date, and amortized over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. At September 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 7. Employee stock options have not been granted under the Plan nor have any employee stock awards occurred; therefore, no employee stock-based compensation has been recognized in the accompanying financial statements nor would there have been any employee stock-based compensation using the fair value method to value grants or awards.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation. Under SFAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Stock-based compensation to non-employees totaled $846,008 for the period from February 24, 2004 through September 30, 2004.

Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. At September 30, 2004, there were outstanding stock equivalents to purchase 650,000 shares of common stock that were not included in the computation of basic and diluted net loss per share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

NOTE 2 - CONFIRMATION OF PLAN OF REORGANIZATION

On February 24, 2004, the Bankruptcy Court confirmed the Company's plan of reorganization. The confirmed plan provided for the following:

Reverse Stock Split - The shares of common stock outstanding prior to the confirmation were reverse split on a 1-for-7 basis. All share amounts are presented in the accompanying financial statements on a post-split basis.

Cancellation of Common Stock - The Company cancelled 714,286 shares of common stock issued to an officer during 2001, as provided for by the confirmed plan of reorganization.

Convertible Debentures Payable - Convertible debentures of $3,681,280 were forgiven in exchange for the Company's agreement not to contest the issuance of 7,142,087 shares of common stock that were issued to Aspen Capital based upon the exercise of warrants prior to the bankruptcy petition.

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

Litigation under the Delphi Supply Agreement remains under the jurisdiction of the bankruptcy court and the outcome of the future legal proceedings between the Company and Delphi is uncertain. However, on February 24, 2004, the Company concluded that the likelihood that this contingency would require that the Company transfer assets to Delphi was remote, and therefore, the liability was accounted for as extinguished with the resulting gain included in gain on forgiveness of debt in the pre-confirmation consolidated statements of operations.

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

The Company allocated the reorganization value to patents with a weighted-average remaining life of 13.2 years. The patents are amortized on a straight-line basis with an average yearly amortization of $435,963.

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
=====================================================================================================



NOTE 4 - PROPERTY AND EQUIPMENT

On March 31, 2004, Flexpoint Sensor Systems, Inc. entered an asset purchase agreement with Flexpoint Holdings, LLC, a company controlled by a shareholder, to acquire equipment and proprietary software technology with a total fair value of $2,798,000 in exchange for $265,000, the issuance of a $698,000 convertible note payable, and 1,600,000 shares of common stock valued at $1,835,000, or $1.15 per share. Flexpoint Holdings, LLC is a holding company with the primary purpose to acquire and hold assets which one of the Company's creditors caused to be seized during 2001 and sold at public auction during 2002.

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

NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Company has unsecured notes payable to a shareholder with interest stated at 15% with repayment terms requiring payment of the principal and interest by December 31, 2004. Upon emergence from bankruptcy the Company had notes payable to related parties of $16,000 and borrowed and additional $240,300. The Company repaid $13,000 on the notes during April and May 2004, leaving a remaining balance of $243,300 as of September 30, 2004. Payment of the entire principal and interest is due to the shareholder by December 31, 2004.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

The plan of reorganization provided for the Company to draw upon a $1,500,000 convertible note payable. During March and May 2004, the Company borrowed $1,443,334, net of loan origination fees of $56,666, from the note. The terms of the convertible note payable provided that interest accrued on the $1,500,000 outstanding balance at 10% per annum, and that all amounts become due within three years of the date of the agreement. Proceeds of $698,000 were used for the acquisition of assets from Flexpoint Holdings, LLC, as described in Note 3, and proceeds of $102,000 were used to repay a short-term advance from Flexpoint Holdings, LLC. The Company borrowed $583,334 under the note and $60,000 was borrowed from the direct payment to settle certain secured and priority claims determined in the reorganization plan and to pay operating expenses. The $1,500,000 balance under the note payable was converted into common stock during March and May 2004 at the rate of $0.50 per share resulting in the issuance of 3,000,000 shares of common stock. The fair value of the stock at the date of reorganization was $0.52 per share while the terms of the conversion provided for a $0.50 per share conversion, resulting in recognition of a $42,840 beneficial conversion option which was charged to interest expense through the date of conversion.

NOTE 7 - INCOME TAXES

There was no provision for, or benefit from, income tax during the period. The components of the net deferred tax asset as of September 30, 2004, including temporary differences and operating loss carryforwards that arose prior to reorganization from bankruptcy, are as follows:

           ----------------------------------------------------
           Operating loss carry forwards          $  9,231,978
           Deferred license and royalty income         121,225
           Accrued liabilities                          20,935
           Amortization of intangibles               2,034,511
           ----------------------------------------------------
           Total Deferred Tax Assets                11,408,649
           Valuation allowance                     (11,408,649)
           ----------------------------------------------------
           Net Deferred Tax Asset                  $         -
           ====================================================


As a result of the confirmation of the bankruptcy plan, $7,813,915 in debt was discharged. For tax reporting purposes, net operating loss carry forwards were reduced to $24,750,611 at September 30, 2004. Although net operating losses begin to expire in the year 2012 those carry forwards will be limited or unavailable, under the tax laws, due to a change of greater than 50% in ownership of the Company upon emergence from bankruptcy.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the period from February 24, 2004 (Date of inception of the development stage) through September 30, 2004:

           -----------------------------------------------------------
           Tax at statutory rate (34%)                     $ (551,854)
           Change in valuation allowance                      605,416
           State tax benefit, net of federal tax effect       (53,562)
           -----------------------------------------------------------
           Provision for Income Taxes                      $        -
           ===========================================================

NOTE 8 - STOCK OPTION PLAN

On April 1, 1995, the Board of Directors and shareholders adopted an Omnibus Stock Option Plan (the "Plan"). Under the terms of the Plan, as amended in October 1997, Flexpoint may grant options to employees, directors and consultants to purchase up to 719,643 shares of common stock. Incentive or non-qualified options may be granted under the Plan. Options granted under the Plan are exercisable over periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options generally vest from immediately to five years. Generally, the only condition for exercise of options granted under the Plan is that the employees remain employed through the date the options are exercised or vested. As of the date of the confirmation of the plan of reorganization, all previously outstanding stock options were cancelled. No stock options have been issued under the Plan since the Company emerged from bankruptcy.

NOTE 9 - LEASE COMMITMENT

Effective March 31, 2004, the Company agreed to lease offices and a manufacturing facility in which the Company's acquired equipment is located, with monthly lease payments of $5,500 plus common area maintenance fees. The lease expired in September 2004. Rent expense for the period from February 24, 2004 through September 30, 2004 was $57,560. In September, the Company entered into a new five-year lease agreement with average monthly payments of $8,718, including a 2% annual increase in lease payments. Total future minimum lease payments as of September 30, 2004 are as follows:

           -----------------------------------------------
              2004                      $     25,358
              2005                           101,821
              2006                           103,388
              2007                           104,988
              2008                           106,619
              Thereafter                      80,894
           ------------------------------------------------
                                        $    523,068
           ================================================

NOTE 10 - CONSULTING AGREEMENT

On March 3, 2004, the Company entered into a twelve-month consulting agreement with Summit Resource Group ("Summit") whereby Summit has agreed to provide consulting services for the Company related to investor relations, including dealing with direct investor relations and broker/dealer relations and the investing public. The agreement may be terminated after the first 90 days by a 45-day written notice from either party. In consideration for consulting services, the Company issued Summit 100,000 common shares and warrants to purchase 650,000 common shares. The warrants are exercisable for five years from the dated awarded as follows: i) warrants to purchase 150,000 shares were exercisable at $0.70 per share from the date awarded, ii) warrants for 150,000 shares were exercisable at $0.70 per share beginning on May 1, 2004 and iii) warrants to purchase 350,000 shares were exercisable at $0.80 per share beginning September 1, 2004, The Company granted Summit registration rights with respect to the 650,000 common shares underlying the warrants, and the Company has the obligation for all related registration costs.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company valued the issuance of 100,000 common shares to Summit at $114,680, or approximately $1.15 per share, based on the estimated market value of the stock issued on the date of the agreement, with the related expense charged to operations. The Company valued the warrants granted to Summit at $731,328, estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.06%, expected dividend yield of 0.0%, expected life of 5 years and expected volatility of 200%. Consulting expense is recognized over the period the warrants vest, which resulted in recognizing $731,328 of compensation to Summit during the period from February 24, 2004 through September 30, 2004.

NOTE 11 - SUBSEQUENT EVENT

On October 2, 2004 Sensitron, the Company's subsidiary, cancelled a licensing agreement with a customer relating to the customer's use of the Company's technology. To cancel the agreement, the Company paid the customer $100,000 of the prepayment previously received from the customer under the license agreement. The balance of $225,000 of prepayment, which is included in deferred revenue, will be included in licensing revenue during the fourth quarter of 2004.

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

While we recorded sales of $107,796 for the period from February 24, 2004 through September 30, 2004 (the "2004 interim period") we recorded an accumulated deficit of $1,623,099 for the same time period. Our auditors have expressed doubt that we can continue as a going concern because we do not have sufficient cash flow to finance our operations on an on-going basis. We will require additional financing to fund our short-term cash needs and we will likely rely on debt financing, loans from related parties, and private placements of our common stock for additional funding.

During the three month period ended September 30, 2004 (the "2004 third quarter") we have been primarily involved with development of applications for our Bend Sensor technology in the automotive industry. The increased interest from the automotive sector has accelerated the need for manufacture of prototypes and has led to engineering discussions about broader applications for our Bend Sensor technology in the automotive industry. We are in negotiations for automotive applications; however, we have not finalized any agreements and cannot guarantee that we will be able to finalize any agreements.

During the 2004 third quarter, we have completed the setup of our ink manufacturing and lab area. Also, we have purchased some additional manufacturing equipment to better facilitate any increased manufacturing requirements. In addition, we have experienced progress in our sales efforts and our sales staff is excited about the inquiries that are coming to us about our sensor technology. Management is encouraged that we continue to receive contacts from many companies that believe our sensor technology may be a viable product for their industry.

Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next six months to one year. Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable within the next twelve months.

Our primary challenge is to manage the timing of distribution and promotion of our products. Our plan is to continue the rehabilitation of our operations to the point that we can offer mass production and incorporation of our products into new applications. However, this will be subject to our ability to market our products to customers who can exploit the potential of the patents we own. We will continue to reestablish old relationships and establish new ones.

Liquidity and Capital Resources

For the next twelve months, management anticipates that we will rely on revenues, debt financing, notes from related parties, and private placements of our common stock to fund our on-going operations. In addition, as we enter into new technology agreements, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs. If we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and royalties related to these agreements. However, we have formalized only a few additional agreements since confirmation of our bankruptcy reorganization plan and there can be no assurance that agreements will come to fruition in the future or that a desired technological application can be brought to market.

Our revenues come from orders for our Bend Sensor technology and we anticipate that on-going negotiations with third parties may result in several
new technology agreements.   However, the revenues are not to a level to
support our operations and for the 2004 interim period we recorded net cash used in operating activities of $331,929. Net cash used in investing activities for that interim period was $295,000, with $265,000 of that amount related to the payment for acquisition of equipment from Flexpoint Holdings LLC in March 2004.

Financing.   For the interim period, we have relied on a $1.5 million
convertible line of credit, executed as part of our bankruptcy reorganization, to fund our operations. During March and May 2004, we drew approximately $1,443,000, net of origination fees of approximately $57,000, from this line of credit. Of the amount drawn from the line of credit, we used $698,000 to acquire the assets of Flexpoint Holdings, LLC, and $102,000 was used to repay a short-term advance from Flexpoint Holdings, LLC. We borrowed approximately $583,000 for operations and $60,000 was borrowed to settle certain secured and priority claims of the reorganization plan.

Pursuant to the terms of the convertible line of credit, we initially placed 3,000,000 free trading shares in an escrow account for conversion of the credit line. In March and May 2004 the $1,500,000 amount drawn from the line of credit was converted into common stock at a rate of $0.50 per share. This conversion resulted in the issuance of 3,000,000 shares of common stock to Broad Investment Partners and its assignees.

We also borrowed $240,300 from a related party to meet short term cash needs. Management anticipates that additional funding may be obtained through debt financing or private placements of our common stock. However, we cannot assure you that we will be able to obtain debt financing on terms agreeable to us, nor that we will complete a private placement. If we rely on a private placement of stock, then we expect to issue the stock pursuant to exemptions from registration provided by federal and state securities laws. We currently do not intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingencies

Our principal commitments consist of our total current liabilities, discussed in more detail below in "Results of Operations," and an operating lease. Effective March 31, 2004 we were obligated to make monthly payments of $5,500 per month for a lease of office and manufacturing space in which our equipment is located. On September 13, 2004 we finalized a new five-year lease agreement for the same property with average monthly payments of $8,718, including common area maintenance and a 2% annual increase. The total future minimum payments under this lease are $523,068 as of September 30, 2004.

During the 2004 third quarter we have relied on loans from related parties to fund our operations. At September 30, 2004 we had an unsecured note payable to a shareholder for $243,300 with 15% interest. Upon emergence from bankruptcy we had notes payable to related parties of $16,000 and then borrowed an additional $240,300.

We repaid $13,000 on the notes during April and May 2004, leaving a remaining balance of $243,300 as of September 30, 2004. The terms of this note payable require payment of the principal and interest by December 31, 2004.

Off-balance Sheet Arrangements - None.

Results of Operations

The following discussions are based on the consolidated operations of Flexpoint Sensor, its 90% owned subsidiaries, Sensitron, Inc. and Flexpoint, Inc. The information should be read in conjunction with our unaudited consolidated financial statements and the notes included in this report at
Part I, Item 1, above.   The charts below present a summary of our unaudited
consolidated statement of operations for the three month period ended September 30, 2004 and the interim period from February 24, 2004 through September 30, 2004.

Summary Operating Results for the Periods Ended September 30, 2004
------------------------------------------------------------------

                                                           Interim period
                                     Three Months       from February 24, 2004
                                        Ended                through
                                   September 30, 2004    September 30, 2004
                                   ------------------   ---------------------
Sales                               $        52,296         $       107,796

Cost of goods sold                          (32,201)                (51,072)

Gross profits                                20,095                  56,724

General and administrative expenses        (525,333)             (1,577,858)

Interest expense                               (707)               (101,965)

Net loss                                   (505,945)             (1,623,099)

Net loss per share                  $         (0.03)        $         (0.09)

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

Our sales were primarily from licensing fees and royalties and engineering services in the 2004 interim period. Sales increased from $39,750 for the 2004 second quarter to $52,296 for the 2004 third quarter. However, cost of goods sold also increased in the 2004 third quarter resulting in comparable gross profits of approximately $20,000 for both quarters.

General and administrative expenses consisted of professional fees and consulting expense. Consulting expense represented $845,908 of the general and administrative expense for the 2004 interim period. This expense was related to the issuance of common shares and the vesting of warrants to purchase 650,000 shares granted to Summit Resource Group in March 2004 in consideration for public and investor relations consulting services. The shares were valued at $114,680, or $1.15 per share, and the warrants were valued at $731,328 based on the Black-Scholes option pricing model, or a fair value of $1.13 per share. Warrants to purchase 150,000 shares at $0.70 vested at the execution of the agreement, warrants to purchase 150,000 shares at $0.70 per share vested on May 1, 2004, and warrants to purchase 350,000 shares at $0.80 per share vested on September 1, 2004. The warrants have a five year term from the date they were awarded.

Our interest expense for the 2004 third quarter and interim period was primarily related to interest on our convertible line of credit.

    Summary Balance Sheet Information as of September 30, 2004
  -------------------------------------------------------------

           Cash                              $       185,696

           Total assets                            8,443,226

           Total current liabilities                 876,213

           Accumulated deficit                    (1,623,099)

           Total stockholders equity         $     7,567,013


Cash increased from $68,155 at June 30, 2004 to $185,696 at September 30, 2004. Our total assets at September 30, 2004 included total current assets of $229,376, net property and equipment valued at $1,680,907 and patents and net proprietary technology of $6,532,943. Our total assets increased significantly in March of 2004 when we entered into an asset purchase agreement with Flexpoint Holdings, LLC. We acquired equipment and proprietary software technology valued at $2,798,000 in exchange for $963,000 and 1,600,000 shares of common stock, valued at $1,835,000.

Total current liabilities increased from $621,347 at June 30, 2004 to $876,213 at September 30, 2004. Accounts payable were $203,552, accrued liabilities were $104,361, deferred revenue was $325,000 and notes payable to a related party were $243,300 of the total current liabilities. Deferred revenues consisted of $250,000 prepaid licensing royalties to be deferred and recognized as the related licensing royalty sales were reported to the company by the customer over the remaining term of the agreement. Deferred sales of $75,000 related to software license rights sold to a customer that were being amortized over the six-year term of the contract. However, in October 2004 we cancelled the licensing agreement with a customer and paid the customer $100,000 of the prepayment previously received from the customer. The balance of $225,000 of deferred revenues which was being amortized over the six-year term will be included as revenue in the 2004 fourth quarter.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures, as defined by the Exchange Act. He determined that there continued to be no significant deficiencies in these procedures as of the end of the period covered by this report. Also, we have not made any changes to, or taken corrective actions related to, our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In July 2004 Flexpoint Sensor began negotiations for a lease for the manufacturing facility where our offices and equipment are located. On September 13, 2004, Flexpoint Sensor finalized the lease agreement with F.G.B.P., L.L.C. the landlord, for a five-year lease of approximately 11,639 square feet of office and manufacturing space. The lease commences on October 1, 2004 and terminates on September 30, 2009. The average monthly payments over the term of the lease are $8,718, including common area maintenance and a 2% annual increase. We have been occupying and paying rent on this property under a sub-lease after acquiring the assets of Flexpoint Holdings, LLC which were located in the facility.

ITEM 6. EXHIBITS

Part I Exhibits

31.1    Chief Executive Officer Certification
31.2    Principal Financial Officer Certification
32      Section 1350 Certification

Part II Exhibits

2.1 Order Confirming Plan, dated February 24, 2004 (Incorporated by reference to exhibit 2.1 for Form 8-K filed March 5, 2004)
2.2 Debtor's Plan of Reorganization, dated January 14, 2004 (Incorporated by reference to exhibit 2.2 for Form 8-K filed March 5, 2004)
2.3 Asset Purchase Agreement between Flexpoint Sensor and Flexpoint Holdings, LLC, dated March 31, 2004 (Incorporated by reference to exhibit 2.3 of Form 10-QSB, filed May 3, 2004)
3.1 Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 10-SB registration statement, filed June 17,1994.)
3.2 Certificate of Amendment to Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 8-K, filed April 9, 1998)
3.3 Certificate of Amendment to Certificate of Incorporation of Micropoint Inc. (Incorporated by reference to exhibit 3.3 of Form 10-QSB, filed May 3, 2004)
3.4 Restated bylaws of Flexpoint Sensor (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1 Credit Line Agreement between Flexpoint Sensor and Broad Investment Partners, LLC, dated January 14, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K filed March 5, 2004)
10.2 Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (To be filed by amendment)
10.3 Consulting Agreement between Flexpoint Sensor and Summit Resource Group, dated March 3, 2004 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed May 3, 2004)
21 Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21 of Form 10-KSB, filed February 18, 2004)

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

                                  FLEXPOINT SENSOR SYSTEMS, INC.


                                   /s/ John A. Sindt
Date: November 12, 2004       By: _______________________________________
                                  John A. Sindt
                                  President, Chairman of the Board,
                                  Chief Executive Officer and Principal
                                  Financial Officer



                                  /s/ Donald E. Shelley
Date: November 12, 2004       By: _______________________________________
                                  Donald E. Shelley
                                  Secretary and Director