Form 10QSB/A
period 2004-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2004-11-19
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                         Amendment No. 1

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


  THIS QUARTERLY REPORT HAS BEEN AMENDED TO INCLUDE EXHIBIT 10.2

                   PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Part I  Exhibits

31.1    Chief Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification (Filed November 15, 2004)

Part II Exhibits

2.1 Order Confirming Plan, dated February 24, 2004 (Incorporated by reference to exhibit 2.1 for Form 8-K filed March 5, 2004)

2.2 Debtor's Plan of Reorganization, dated January 14, 2004 (Incorporated by reference to exhibit 2.2 for Form 8-K filed March 5, 2004)
2.3 Asset Purchase Agreement between Flexpoint Sensor and Flexpoint Holdings, LLC, dated March 31, 2004 (Incorporated by reference to exhibit 2.3 of Form 10-QSB, filed May 3, 2004)
3.1 Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 10-SB registration statement, filed June 17,1994.)
3.2 Certificate of Amendment to Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 8-K, filed April 9, 1998)
3.3 Certificate of Amendment to Certificate of Incorporation of Micropoint Inc. (Incorporated by reference to exhibit 3.3 of Form 10-QSB, filed May 3, 2004)
3.4 Restated bylaws of Flexpoint Sensor (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1 Credit Line Agreement between Flexpoint Sensor and Broad Investment Partners, LLC, dated January 14, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K filed March 5, 2004)
10.2 Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004
10.3 Consulting Agreement between Flexpoint Sensor and Summit Resource Group, dated March 3, 2004 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed May 3, 2004)
21 Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21 of Form 10-KSB, filed February 18, 2004)


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

                                  FLEXPOINT SENSOR SYSTEMS, INC.


                                  /s/ John A. Sindt
Date: November 19, 2004       By: _______________________________________
                                  John A. Sindt
                                  President, Chairman of the Board,
                                  Chief Executive Officer and Principal
                                  Financial Officer


                                   /s/ Donald E. Shelley
Date: November 19, 2004       By: _______________________________________
                                  Donald E. Shelley
                                  Secretary and Director