Form 10KSB
period 2004-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2005-03-31
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenue for its most recent fiscal year: $345,433

As of March 24, 2005 Flexpoint Sensor Systems, Inc. had 19,998,202 shares of common stock outstanding. The market value of the shares of voting common stock held by non-affiliates on that date was approximately $19,431,739.

Check if the issuer has filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business...........................................3
Item 2.  Description of Property...........................................9
Item 3.  Legal Proceedings.................................................9
Item 4.  Submission of Matters to a Vote of Security Holders...............9

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........9
Item 6.  Management's Discussion and Analysis.............................11
Item 7.  Financial Statements.............................................17
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................33
Item 8A. Controls and Procedures..........................................33
Item 8B. Other Information................................................33

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act................33
Item 10. Executive Compensation...........................................34
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................35
Item 12. Certain Relationships and Related Transactions...................36
Item 13. Exhibits.........................................................37
Item 14. Principal Accountant Fees and Services...........................37
Signatures................................................................39


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

Flexpoint Sensor was forced to seek bankruptcy protection on July 3, 2001, and we filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. (See Part I, Item 3. Legal Proceedings, below). On February 24, 2004, the bankruptcy court confirmed our Plan of Reorganization. As a result of our reorganization, we are now a development stage company with a date of emergence from bankruptcy of February 24, 2004. We used fresh-start reporting and all assets of Flexpoint Sensor Systems, Inc. were restated to reflect their reorganization value, which approximated the fair value at the date of reorganization. Reorganization value approximates fair value as it, and the other terms of the plan, were determined by the parties in the bankruptcy proceedings only after extensive arms-length negotiations between the interested parties. (See Part II, Item 6, "Critical Accounting Policies," below.)

The bankruptcy reorganization plan resulted in a 7-to-1 reverse stock split that was effected March 5, 2004. All share and per share amounts presented in this annual report reflect the reverse split. The reorganization plan resulted in discharged debt of $7,123,213, which included the issuance of 13,822,331 shares of stock for creditor claims and conversion of $1,500,000 of notes payable and the cancellation of 828,571 shares of common stock issued or issuable to an officer during 2001. Options, warrants or executory contracts for acquisition of any common shares entered into prior to our petition for bankruptcy protection were canceled upon confirmation of the reorganization plan. Outstanding preferred stock and super-voting preferred stock were also canceled upon confirmation.

On March 31, 2004 Flexpoint Sensor entered into an asset purchase agreement with Flexpoint Holdings, LLC. The agreement provided that Flexpoint Sensor acquire substantially all of Flexpoint Holdings' equipment and proprietary technology. We paid consideration of $963,000, which included $265,000 in cash and assumption of a $698,000 convertible note payable, and issued common shares valued at $1,931,309 for assets with a fair value of $4,302,643. (See
Item 6, "Asset Purchase," below)

OUR BUSINESS

We are a development stage company principally engaged in obtaining financing and seeking manufacturing contracts for the design and engineering of Bend Sensor(R) technology and equipment using a flexible potentiometer technology. In prior years our operations have been minimal or limited due to bankruptcy. Since confirmation of our bankruptcy reorganization plan in March 2004 we have been negotiating contracts, manufacturing Bend Sensor(R) technology devices and have been in further development of our technologies. We have completed installation of our first production line and plan to begin installation and qualification of a QS-9000 production line and facility in 2005.

We are a holding company operating through our subsidiaries. Sensitron owns several patents and other intellectual properties and receives revenues, if any, from licensing the patents and/or selling rights to use the patents to manufacture various product applications based upon those patents or intellectual properties. We provide engineering, research and development services in connection with the licensing and development of Sensitron's patents through other subsidiaries. It's employees will interface with our customer's engineering and research and development staffs who are in the process of developing products or manufacturing products based upon the licensing of Sensitron's patents and intellectual properties. It will derive its revenues, if any, from engineering services, research and development and the manufacture of prototypes.

     Bend Sensor(R) Technology

Sensitron owns the rights to our Bend Sensor(R)technology, which is a flexible potentiometer bend sensor product consisting of a coated substrate, such as plastic, that changes electrical conductivity as it is bent. Electronic systems can connect to this sensor and measure with fine detail the amount of bending or movement that occurs. Certain applications of the Bend Sensor(R) potentiometer have been patented. (See "Patents and Intellectual Property," below.)

A typical potentiometer functions through the means of metal contacts swiping or rubbing across a resistive element. Our Bend Sensor(R) potentiometer is a single layer with no mechanical assembly that makes it more reliable and significantly smaller and lighter in weight than mechanical potentiometers. Management believes many sensor applications can be improved using our technology and the use of our technology will result in new products and new sensor applications.

We have developed the following applications for the Bend Sensor(R)technology.

     Air Bag Applications

Automakers and regulators agree that smart air bag systems are the solution to the rising concerns over the deaths of children and small adults by air bags. Smart air bag systems are those that can detect not only the presence of a seat occupant, but also the size and positioning of the seat occupant. This data is used to tailor the speed and force of the air bag deployment to the seat occupancy conditions at the time of impact. Reliable analog seat sensors such as our Bend Sensor(R) technology are a key component of a smart air bag system.

We have also developed an auto seat passenger measuring device that uses a series of sensors in an automobile seat to sense whether an object on a seat is a human being and whether it is a child or an adult. By automatically sensing and correctly categorizing a car's passengers, our sensors can distinguish between an object, an infant car seat, a child or an adult passenger, and are capable of deactivating an air bag when a person under 60 pounds or a car seat is in the seat. This allows the airbag to deploy in a fashion so as to improve the safety of the passenger. Management's informal survey of this market has found that the market opportunity for these applications is substantial considering a market of 19,000,000 vehicles in North America and 70,000,000 worldwide.

We have developed a crash sensor, which is a series of sensors mounted in strategic places on the side and door panels to detect an impact, as well as the speed, direction and force of the impact. This allows an onboard computer to deploy side airbags where needed.

     Automobile Horn Applications

We have developed an automobile horn, switch/sensor technology and have two patents relating to this application. Traditional automobile horn assemblies, when receiving pressure on any part of the horn assembly surface, activate the horn control system. On current airbag configurations, horn switches are generally placed on sides of the column. Our switch is a thin sheet of screen printed plastic that can be laminated between the airbag assembly and a flexible cover to the steering wheel. This allows our Bend Sensor device to be placed over the airbag assembly on the steering wheel in place of a traditional mechanical switch. All products will be integrated with electronic assembly counterparts in their configuration.

     Pedestrian Detection Sensor

Management's informal survey has estimated that throughout the European Union Countries more than 6,000 accidental pedestrian deaths and 155,151 injuries occur annually. To reduce this number in 2003, the European Parliament and the Council of the European Union published a Directive on pedestrian protection. All new 2005 vehicles must comply with special tests demonstrating they meet standards protecting pedestrians against head and leg injuries in accidents. In 2010, two additional stringent tests will be imposed.

Four separate automotive suppliers/original equipment manufacturers are testing the Bend Sensor(R) device for use in pedestrian impact detection.
Thus far, testing has shown that the Bend Sensor(R) device is able to detect impact with a human leg and in the event of an accident, trigger a safety response. This response can include raising the hood or deploying an external airbag. We believe the Bend Sensor(R) device's advantages over the competition include reliability, accuracy, and lower costs.

     Flow Control Applications

Our flexible sensor has proven to be an extremely robust and durable flow control switch. The Bend Sensor(R) product allows for the measurement of liquid and air flow, and has been tested to over 35 million cycles without failure. When the Bend Sensor(R) device is placed in a flow stream, it can measure if flow is occurring, or it can measure the amount of flow that is occurring. The fact that our design incorporates a single layer design allows for it to operate in many harsh environments. Where other technologies are affected by dirt, dust, and liquids, the Bend Sensor(R) product is able to operate under these conditions. We are currently working with a number of customers on various flow type applications.

     Toy Applications

Between 1998 and 1999 we granted license agreements to a third party for the exclusive right to sell products incorporating the Bend Sensor(R) technology in toys, traditional games and video markets. The license agreement expired in December 1999. In the future, if we continue to manufacture these devices, then we intend to market directly to the various toy manufacturers. There can be no assurance as to what level, if any, of sales related to the toy applications we will secure in the future.

     Other Applications

Management believes the potential market for our technology includes using the technology to replace or upgrade devices used in industrial control systems, medical equipment and instrumentation, computer peripherals, automotive transmission equipment, commercial vending equipment and other devices. We have developed, or are developing:
..     A steering wheel position device that communicates to an automobile onboard computer the amount of rotation of the steering wheel to assist the computer in stabilizing control over the vehicle;
..     A mattress sensor for medical beds which detects movement and allows medical staff to monitor patients; and
..     Sensing devices for medical equipment.

We intend to further identify applications of our technology in numerous fields and industries. A core sales strategy is to seek applications of our technology for products used by customers that emphasize functionality, reliability, quality, and user convenience.

BUSINESS STRATEGY

Management believes that our future success will depend upon our ability to coordinate our product design, manufacturing, distribution and service strategies in a long-term business model. One sales strategy is to offer a line of standard sensor products with corresponding hardware and software to facilitate ease of implementation of our technology into a customer's system. The standard product line is expected to be sold directly to the customer and through manufacturer's representatives and distributors. We will seek to expand our product offering to include substantially complete value-added assemblies. We will continue to consider licensing or partnership arrangements. We anticipate selling primarily to original equipment manufacturers initially in the United States and eventually worldwide. For the international customers, we plan to contract, sell and distribute our products through various manufacturer representatives and distributors.

Since our intended customers are typically technology companies, the design phase of the sales cycle is extremely important. We anticipate that the original equipment manufacturers will typically approach us with a conceptual product and request that we produce a prototype. The prototype will then be tested in the environment in which the ultimate product will be placed.
During this process, customer contact with our application engineers and internal sales support individuals will be critical for a successful design to result.

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

MARKETING AND SALES

We intend to market our products primarily to original equipment manufacturers ("OEM's"). Our primary marketing objectives are to generate demand for our products, enhance name recognition and support OEM's. We believe that the successful use of our products by OEM's will create additional demand for a higher quantity of existing products. We also anticipate that the success of our existing products will allow us to successfully introduce new products to the market.

We intend to support OEM's through our network of sales representatives and our in-house sales force. We will also seek to generate interests and explore additional applications to our technology through attendance and participation at trade shows and publicity in trade magazines.

We believe that our relationship with OEM's will be an important part of our overall sales strategy. We believe that the OEM's will initiate purchase orders for our products. As we launch operations, we likely will be dependent on a few OEM's and if we lose their business it will have a significant adverse effect on our results of operations until alternative distribution channels can be established. We may consider contractual commitments to OEM's in exchange for fees and royalties. In addition, because we do not sell directly to end users, we are dependent, in part, on any OEM's for information about retail product sales. Accordingly, any rapid cessation of purchases or a switch to other companies' products by end users may not be immediately evident to us, and could result in increased product returns.

We intend to develop a field sales force including direct marketing employees in strategic areas and manufacturer's representatives nationwide to generate OEM customers. As the market grows in the United States, we anticipate expanding our distribution network throughout the world. There can be no assurance that we will be successful in developing such a sales force or in expanding our distribution network.

License and supply arrangements, such as those discussed above, create certain risks for us, including:
..    Reliance for sales of products on other parties, an, therefore, reliance on the other parties' marketing ability, marketing plans and credit-worthiness;
..    If our products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than Flexpoint Sensor and its subsidiaries;
..    We may have only limited protection from changes in manufacturing costs and raw materials costs; and
..    If we are reliant on other parties for all or substantially all of our sales, we may be limited in our ability to negotiate with such other parties upon any renewals of their agreements.

MANUFACTURING AND DISTRIBUTION

Automobile manufacturers and Tier 1 suppliers require all manufactured parts to be used in their automobiles to be manufactured in QS-9000 certified facilities. QS-9000 is shorthand for "Quality System Requirements QS-9000." It is a common supplier quality standard for DaimlerChyrsler Corporation, Ford Motor Company and General Motors Corporation. QS-9000 is based on the 1994 edition of ISO 9001, but it contains additional requirements that are particular to the automotive industry. These additions are considered automotive "interpretations" by the ISO community of accreditation bodies and registrars. QS-9000 applies to suppliers of production materials, production and service parts, heat treating, painting and plating and other finishing services. It does not, therefore, apply to all suppliers of the big three automotive companies.

Our potential clients need assurance that we have the ability and resources to meet the quantities required and the quality of standards. We are in the process of qualifying our own manufacturing facility for QS-9000, but we determined that it was necessary that we had the required manufacturing capabilities now. As a result, we entered into a Cooperative Agreement with The Bergquist Company, a Minnesota corporation that is a qualified automotive manufacturer. The agreement provides that the companies will cooperate with one another to produce Bend Sensor(R) technology applications for the automotive industry. This cooperative agreement provides us with the means to deliver a finished product to market.

Under the terms of the agreement neither company will grant licenses to the other for their own intellectual property, nor is either company obligated to rely on the other for production or technology. Flexpoint Sensor may produce any production contract or may give Bergquist a reasonable opportunity to provide a bid for the production contract. Bergquist may offer Flexpoint a reasonable opportunity to provide a bid for technology for one of its production contracts. The cooperative agreement has a two year term, but may be extended for a successive one year period at Flexpoint Sensor's option.

COMPETITION

The sensor business is highly competitive and competition is expected to continue to increase. We will compete directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market. We do not have an established customer base and are likely to encounter a high degree of competition in developing a customer base.

To management's knowledge, technology similar to our technology is currently in production by other competitors. Management believes that our products will be sufficiently distinguishable from the existing products so that it will not compete directly with existing sensor products. Certain force transducer sensors and fiber optic sensors are comparable to our Bend Sensors technology; however, management believes that the force transducer sensor is not as reliable as our Bend Sensor(R) technology and that the fiber optic sensors are not as cost effective as our Bend Sensor(R) technology. As this new area grows, additional manufacturers may attempt to introduce similar products and competition could intensify.

In the medical electronics field, our competitors are the numerous potentiometer manufacturers. In the auto seat field our competitors are the numerous capacitive, piezo, infrared, fsr and ultrasonic sensor manufacturers. Such competitors may use their economic strength and relationships to influence the market to continue to buy their existing products. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with our products. New competitors may emerge and may develop products and capabilities which compete directly with our products. No assurance can be given that we will be successful in competing in this industry.

We intend to compete by offering products that have enhanced features, ease of use, compatibility, reliability, comparable price, quality and support. Management also believes our intellectual property provides an advantage over our competitors. Although management believes that our products will be well received in our markets because of innovative features, performance characteristics and cost-effective pricing, there can be no assurance that comparable or superior products incorporating more advanced technology or other features or having better price or performance characteristics will not be introduced by competitors.

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

Management believes that because of the rapid pace of technological change in our markets, legal protection of our proprietary information is less significant to our competitive position than factors such as continuing product innovation in response to evolving industry standards, technical and cost-effective manufacturing expertise, effective product marketing strategies and customer service. Without legal protection; however, it may be possible for third parties to exploit commercially the proprietary aspects of our products. We are actively pursuing updates to our patents and other patents of technologies relating to the Bend Sensor(R) technology.

RESEARCH AND DEVELOPMENT

Although we hold the patent to the basic Bend Sensor(R) technology, as well as other applications, there will be other competitors working to develop competing technologies. Due to lack of funding we have not spent money on research and development during the past year. To stay on the forefront of the technology, and to serve the needs of the customer, we will need to aggressively pursue improvements to existing systems and develop new systems as well. Also, we believe that the coatings for the Bend Sensor(R) products are difficult to duplicate. We must develop new coatings to fit emerging customer needs and to stay ahead of the competition. There can be no assurance that we will be successful in developing new coatings. While we expect that future research and development efforts will lead to the filing of additional patent applications, there can be no assurance that any additional patent filings will be forthcoming.

GOVERNMENTAL REGULATION

During the past several years, the automotive industry has been subject to increased government safety regulation. Among other things, proposed regulations from the National Highway Transportation and Safety Administration would require automakers to incorporate advanced airbag technology into vehicles beginning in 2005 with the phase in to be completed by 2008. These proposals call for upgraded airbag system performance tests for passenger cars and light trucks. The new testing requirements are intended to improve the safety of infants, children and out-of-position adults, and maximize the protection of properly seated adults. The National Highway Transportation and Safety Administration tests are similar to conditions that we have already been using to test our Sensor Mat System and we believe that our Sensor Mat System will meet the standards as proposed.

EMPLOYEES

As of the date of this filing we have 7 full time employees and employ three sub-contractors. Our employees are not presently covered by any collective bargaining agreement. We have not experienced any work stoppages and believe that our relations with our employees are good.

                 ITEM 2.  DESCRIPTION OF PROPERTY

On September 13, 2004 Flexpoint Sensor finalized the lease agreement with F.G.B.P., L.L.C. for a five-year lease of approximately 11,639 square feet of office and manufacturing space. The lease commences on October 1, 2004 and terminates on September 30, 2009. This facility has executive offices and space for research and development, manufacturing and fulfillment. The building is located in a business park in Draper, Utah consisting primarily of high tech manufacturing firms and it is located adjacent to Utah's main interstate.

The average monthly payments over the term of the lease are $8,718, including common area maintenance and a 2% annual increase. Management is working toward qualifying this manufacturing facility for QS-9000. This level of certification is necessary to assure potential customers that we have the ability and resources to meet the quantities demanded in a purchase agreement and that we are able to uphold the quality standards required for consideration as an automotive supplier.

                    ITEM 3.  LEGAL PROCEEDINGS

On July 3, 2001, Flexpoint Sensor Systems, Inc. filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the District of Utah, File No. 01-29577JAB. On February 24, 2004 the bankruptcy court confirmed our Plan of Reorganization. In our bankruptcy proceeding we objected to the $1,700,000 claim made by Delco Electronics, Inc. We believe that Delphi is precluded by the terms of the agreement from any financial recovery due to its breach of the sponsorship agreement. Other potential claims are breach of contract, breach of fiduciary duties owed to Flexpoint, Inc. pursuant to the contract, and intentional and negligent interference with Flexpoint, Inc.'s contractual and business relationship with General Motors. We believe Delphi will owe a yet to be determined amount of damages for these claims. We are currently attempting to negotiate a settlement to this controversy, but if our negotiations are unsuccessful, we intend to litigate this claim under the supervision of the bankruptcy court.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit a matter to a vote of our shareholders during the fourth quarter of the 2004 fiscal year.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 1, 2004 our common stock began trading on the National Association of Securities Dealers (NASD) OTC Bulletin Board under the symbol "FLXT." Prior to that date, our common stock was listed on the Pink Sheets, L.L.C., formerly the National Quotation Bureau, under the symbol "FLXP." Pursuant to our bankruptcy reorganization plan we effected a 7-to-1 reverse effective March 5, 2004. The following table lists the range for the high and low bid prices of our common stock for each quarter for the years ended December 31, 2003 and 2004 as reported by Pink Sheets, L.L.C. The price ranges prior to March 5, 2004 are adjusted to account for the reverse. Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

        Fiscal Quarter Ended    High     Low
        ----------------------  ------  -------

        March 31, 2003          $ 0.63  $ 0.28
        June 30, 2003             0.98    0.28
        September 30, 2003        1.75    0.56
        December 31, 2003         1.61    0.63

        March 31, 2004          $ 2.20  $ 0.63
        June 30, 2004             2.30    1.30
        September 30, 2004        1.90    1.30
        December 31, 2004         2.00    1.40

In June 2004 we announced that we were approved for corporate listing in Standard and Poor's Corporation Records. This listing is a recognized securities manual for the Blue Sky standard manual exemption for secondary trading in more than 35 states.

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

HOLDERS

As of March 24, 2005 we had approximately 479 stockholders of record of our common stock, which does not include "street accounts" of securities brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following discussion describes all securities sold without registration by Flexpoint Sensor during the fourth quarter of 2004 through a recent date that have not been previously reported.

On November 24, 2004 we authorized the issuance of 1,200,000 common shares, valued at $1,766,000, to John A. Sindt in settlement of claims. (See Part III, Item 12, below, for details.) We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In January 2005, we began a private offering pursuant to Rule 506 of
Regulation D.  We expect to close this offering on March 31, 2005.   The total
offering price was $4,725,000, with commissions of $585,000. As of March 15, 2005, we have agreed to sell 2,369,668 units to 51 accredited investors. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock. The warrants sold as part of the unit have an exercise price of $3.00 and have a two year exercise term beginning six months after the closing of the private offering. The warrants are also subject to a "call." If the closing bid price of our common stock is greater than $4.00 per share for five consecutive trading days after the initial six months from closing, then we have the right to call the warrants in whole or in part, forcing the investor to exercise the warrant within fifteen trading days or the warrant is forfeited. Also, the investor may not exercise a warrant if the exercise of the warrant would cause the investor to own more than 4.99% of our then issued and outstanding common stock.

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

ISSUER PURCHASE OF SECURITIES

None.

           ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

We are engaged principally in obtaining financing and seeking manufacturing contracts for the design and engineering of Bend Sensor(R) technology and equipment. On February 24, 2004 our Chapter 11 bankruptcy reorganization plan was confirmed by the bankruptcy court and effected on March 5, 2004. As a result, Flexpoint Sensor is considered a new entity for financial reporting purposes with a date of emergence from bankruptcy of February 24, 2004. We are a development stage company focused on obtaining necessary capital to operate and expand our business.

While we recorded revenue of $345,433 for the period from February 24, 2004 through December 31, 2004 (the "2004 interim period") we recorded an accumulated deficit of $4,510,726 and used cash from operations of $535,404 for that period. We have met our short-term cash needs after confirmation of our bankruptcy reorganization plan with proceeds from related party notes and from a convertible note payable. Management anticipates that the private offering we initiated in January 2005 will fund operations for the next eighteen months. However, we will require additional financing and will likely rely on debt financing, loans from related parties, and private placements of our common stock for additional funding.

During the fourth quarter of 2004 we have concentrated our efforts on our customers and increased the number of personnel to keep pace with our increased operating commitments. In late 2004 we restructured our management team and brought in an experienced group of executive level management personnel to direct the growth of our business operations.

During the fourth quarter of 2004 negotiations for potential automotive applications using our BendSensor(TM) technology increased, but we have not entered into a major contract for the sale of our products. We are also developing new products that we may sell directly into the market through a sales network that we are currently establishing.

Finalizing a major contract with a customer remains our greatest challenge. We must continue to obtain funding to operate and expand our operations so that we can deliver our product to the market. Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next six months to one year. Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable within the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

Our revenues are not to a level to support our operations and for the 2004 interim period we recorded net cash used in operating activities of $535,404. For the next twelve months, management anticipates that we will rely on revenues, debt financing, notes from related parties, and private placements of our common stock to fund our on-going operations. In addition, as we enter into new technology agreements, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs. If we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and royalties related to these agreements. However, we have formalized only a few additional agreements since confirmation of our bankruptcy reorganization plan and there can be no assurance that agreements will come to fruition in the future or that a desired technological application can be brought to market.

FINANCING

After confirmation of our bankruptcy reorganization plan, we relied on a $1.5 million convertible line of credit, executed as part of our bankruptcy reorganization, to fund our operations. During March and May 2004, we drew $1,443,334, net of origination fees of $56,666, from this line of credit. Of the amount drawn from the line of credit, we assumed debt of $698,000 to acquire the assets of Flexpoint Holdings, LLC, and $102,000 was used to repay a short-term advance from Flexpoint Holdings, LLC. We borrowed $583,334 for operations and $60,000 was borrowed to settle certain secured and priority claims of the reorganization plan.

Pursuant to the terms of the convertible line of credit, we initially placed 3,000,000 free trading shares in an escrow account for conversion of the credit line. In March and May 2004 the $1,500,000 amount drawn from the line of credit was converted into common stock at a rate of $0.50 per share. This conversion resulted in the issuance of 3,000,000 shares of common stock to Broad Investment Partners and its assignees. The conversion right was granted on the date we emerged from bankruptcy when our common stock was trading at an average $1.00 per share. We considered the difference between the conversion right and market value of our common stock to be a beneficial conversion option for which we recorded a $1,500,000 charge to operations.

In January of 2005 we initiated a private offering pursuant to Rule 506 of Regulation D (See Part II, Item 5, "Recent Sales of Unregistered Securities.") We intend to offer up to 3,150,000 units at $1.50 per unit. The maximum offering price of the private offering is $4,725,000, if all the units are sold. We estimate that we may realize net proceeds of approximately $4,140,000 that we intend to use to fund development of our operations. As of March 15, 2005 we have agreed to sell units valued at approximately $3,554,502.

ASSET PURCHASE

On March 31, 2004 Flexpoint Sensor entered into an asset purchase agreement with Flexpoint Holdings, LLC, a company controlled by a shareholder of Flexpoint Sensor. The agreement provided that Flexpoint Sensor acquire substantially all of Flexpoint Holding's equipment and proprietary technology. The equipment consisted of manufacturing equipment to produce our Bend Sensor(R) products and the technology consisted of the software algorithms
that interpret data provided by the sensor technology.   Flexpoint Holdings,
LLC was a Utah limited liability company formed to acquire and hold the assets that one of Flexpoint Sensor's creditors caused to be seized during 2001 and sold at public auction during 2002.

To acquire the equipment and technology, we paid $265,000 in cash, we issued 1,600,000 shares of our restricted common stock valued at $1,931,309, and we assumed a convertible note payable of $698,000. The equipment and technology had a fair value of $4,302,643. Prior to an independent appraisal, we estimated that we acquired $1,698,000 in property and equipment and $1,100,000 in proprietary technology. However, the independent appraisal established the fair value of the property and equipment at $2,022,562 and the proprietary technology at $2,280,081. We recorded the assets of $2,894,309, the fair value of our payment price.

COMMITMENTS AND CONTINGENCIES

Our principal commitments consist of our total current liabilities, discussed in more detail below in "Results of Operations," and an operating lease. The operating lease has average monthly payments of $8,718, including common area maintenance and a 2% annual increase. The total future minimum payments under this lease are $497,710 as of December 31, 2004.

During the 2004 interim period we have relied on loans from related parties to fund our operations. At December 31, 2004 we had an unsecured note payable to First Equity Holdings Corp., a shareholder, for $198,000 at 12% interest, and we also had an unsecured note payable to Persimmon LLC for $212,958. We owed Persimmon LLC $16,000 upon emergence from bankruptcy. Then we borrowed an additional $247,100 from Persimmon and repaid $50,342. The initial terms of these notes payable required payment of the principal and interest by December 31, 2004; however, the terms were amended to extend the due dates to March 31, 2005. As of March 25, 2005, we had repaid the $198,000 note to First Equity Holdings Corp., plus interest, and paid $186,768 of the note payable, plus interest, to Persimmon LLC.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

In connection with the approval of our bankruptcy reorganization plan, we estimated the fair value of the patents listed on our books as of February 24, 2004. This valuation was an estimate and subject to completion of an independent appraisal of our intangible assets consisting of patents and goodwill. During the 2004 fourth quarter the independent appraisal was completed. Management estimated the reorganization value to be $5,634,000 based upon the negotiated price at which certain creditors were willing to convert their claims into common shares. The independent appraisal established the value at $5,634,000 and the total value was allocated between the value of the patents and goodwill per the independent appraisal. Patents were allocated $277,586 and goodwill was allocated $5,356,414.

On March 31, 2004 we entered into an asset purchase agreement with Flexpoint Holdings LLC, a company controlled by a shareholder, to acquire equipment and proprietary software technology in exchange for $265,000 cash, assumption of a loan totaling $698,000 and 1,600,000 shares of our restricted stock valued by independent appraisal in the fourth quarter of 2004 at $1,931,309, or $1.21 per share.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor and its subsidiaries and should be read in conjunction with our audited financial statements for the interim period from emergence from bankruptcy on February 24, 2004 through December 31, 2004 included in this report at Part II, Item 7, below.

                    SUMMARY OPERATING RESULTS

                           Period ended
                         December 31, 2004
                      ---------------------

        Revenue               $      345,433

        Cost of revenue              (86,605)

        Amortization of
        proprietary technology       (96,082)

        Gross profit                 162,746

        General and
        administrative expense    (3,179,917)

        Interest expense          (1,568,823)

        Forgiveness of debt           75,268

        Net loss                  (4,510,726)

        Net loss per share    $        (0.24)


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

Our revenue was primarily from licensing fees and royalties and engineering services in the 2004 interim period. Licensing revenue of $225,000 recorded in the fourth quarter of 2004 resulted from the early cancellation of our licensing agreement, which accelerated recognition of the revenues previously deferred to be recognized evenly over the six-year term of the license agreement. In October 2004 we cancelled a licensing agreement with a customer and paid the customer $100,000 of the prepayment we had previously received from the customer. The balance of $225,000 of deferred revenues that was being amortized over the six-year term were included as revenue in the 2004 fourth quarter.

General and administrative expense primarily consists of compensation and consulting expense. Compensation expense of $1,776,000 is related to settlement of claims by the issuance of 1,200,000 shares of restricted common stock to an officer and director of the company. (See Part III, Item 12, below.) Consulting expense represented $846,008 of the general and administrative expense for the 2004 interim period. This expense was related to the issuance of common shares and the vesting of warrants to purchase 650,000 shares granted to Summit Resource Group in March 2004 in consideration
for public and investor relations consulting services.   (See Part III, Item
11, "Securities Issued Under Equity Compensation Plans," below.)

Interest expense was primarily related to the interest on loans and a $1,500,000 beneficial conversion of convertible debt into shares of common stock.

Forgiveness of debt was related to accounts payable by our subsidiary, Flexpoint, Inc. Flexpoint, Inc. was excluded from the bankruptcy proceedings. The debt was aged past the statute of limitations and the vendors had not made efforts to obtain payment. In 2004 the debt was considered to be forgiven.

     Balance Sheet

The charts below present a summary of our balance sheet at December 31, 2004 and further details are presented in our audited financial statements.

                SUMMARY BALANCE SHEET INFORMATION

                           Period ended
                         December 31, 2004
                ----------------------------------

   Cash                          $       54,358

   Total assets                       8,556,661

   Total current liabilities            547,806

   Deficit accumulated during
   the development stage             (4,510,726)

   Total stockholders equity      $   8,008,855

Cash decreased from $185,696 at September 30, 2004 to $54,358 at December 31, 2004. Our total assets at December 31, 2004 included total current assets of $55,107, property and equipment valued at $1,311,139, patents and proprietary technology of $1,827,501, goodwill of $5,356,414 and other assets of $6,500.

Total current liabilities at December 31, 2004 included accounts payable of $116,378, accrued liabilities of $20,470, and notes payable to related parties of $410,958.

Factors Affecting Future Performance

You should consider carefully the following risk factors and other information in this annual report before investing in our common stock.

     We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues. We anticipate proceeds from our recent private placement to fund the development of a QS-9000 manufacturing facility. However, we anticipate that sales will not increase until late 2005 or early 2006. In addition, if we decide to expand our business activities outside the automotive market in 2005, we anticipate needing more than approximately $1,000,000 in additional funding. The lack of revenues or funding for our continued growth may cause us to delay our business plans.

     If our sales do not develop as projected it will be difficult to reduce expenditures in the short term.

A significant portion of our expenses will be fixed in advance based in large part on future manufacturing and sales forecasts. If our actual sales are below expectations, any shortfall may be magnified by our inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in manufacturing and sales revenues in actual as compared to estimated volumes would have an immediate adverse effect on our business, financial condition and operating results. In addition, we plan to increase operating expenses to fund additional sales and marketing, general and administrative activities and infrastructure. To the extent that these expenses are not accompanied by an increase in revenues, it may result in the discontinuance of our business due to lack of funding.

     We may not have adequate experience to successfully manage anticipated growth.

We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our managerial, operating, financial and other resources. Our future performance will depend, in part, on our ability to manage growth effectively, which will require us to (i) improve existing and implement new financial controls and systems, management information systems, operating, administrative, financial and accounting systems and controls, (ii) maintain close coordination among engineering, programming, accounting, finance, marketing, sales and operations, and (iii) attract and retain additional qualified technical and marketing personnel. There is intense competition for management, technical and marketing personnel in our business. The loss of the services of any of our key employees or our failure to attract and retain additional key employees could have a material adverse effect on our ability to continue as a going concern.

     We may not have adequate manufacturing capacity to meet anticipated manufacturing.

We have completed installation of our first production line. Based on projected orders under the current and anticipated agreements, we will need to complete a second production line and have it installed and approved in 2006. The second manufacturing line is expected to result in increased manufacturing capacity and manufacturing efficiencies. We are currently on schedule to complete the line by the estimated date. There can be no assurance that we will successfully complete the second production line, that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our customers.

     Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to capture increased market share.

The market for sensor devices is extremely competitive, and we expect that competition will intensify in the future. Our primary competitors in the air bag market are International Electronics and Engineering, Siemens, Robert Bosch Corporation, Denso, Breed Technologies, TRW, Delphi, Autoliv, Takata and Temic. We believe that none of our competitors have a product that is superior to our Bend Sensor(R) technology at this time. However, many of our competitors and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products and markets than we can. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely effect our business, operating results or financial condition.

     Our success is dependent on our intellectual property rights which are difficult to protect.

Our future success depends on our ability to protect our intellectual property. We use a combination of patents and other intellectual property arrangements to protect our intellectual property. There is no assurance that the protection provided by our patents will be broad enough to prevent competitors from introducing similar products or that our patents, if challenged, will be upheld by courts of any jurisdiction. Patent infringement litigation, either to enforce our patents or defend ourselves from infringement suits, would be expensive and, if it occurs, could divert our resources from other planned uses. Patent applications filed in foreign countries and patents in these countries are subject to laws and procedures that differ from those in the U.S. and may not be as favorable to us. We also attempt to protect our confidential information through the use of confidentiality agreements and by limiting access to our facilities. There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our confidential information from competitors.

     Our products must satisfy governmental regulations in order to be marketable

During the past several years, the automotive industry has been subject to increased government safety regulation. Among other things, proposed regulations from the National Highway Transportation and Safety Administration would require automakers to incorporate advanced airbag technology into vehicles beginning in 2005 with the phase in to be completed by 2008. These proposals call for upgraded airbag system performance tests for passenger cars and light trucks. The new testing requirements are intended to improve the safety of infants, children and out-of-position adults, and maximize the protection of properly seated adults. The National Highway Transportation and Safety Administration tests are similar to conditions that we have already been using to test our Sensor Mat System and we believe that our Sensor Mat System will meet the standards as proposed. There can be no assurance, however, that our Sensor Mat System will meet the proposed National Highway Transportation and Safety Administration standards or the standards will not be modified. In addition, automakers may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments in new technology, including our Bend Sensor, until final regulatory action is taken. We cannot predict what impact, if any, these proposals or reforms might have on our financial condition and results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS



         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)


                                                                         Page

Report of Independent Registered Public Accounting Firm...................F-2

Consolidated Balance Sheet - December 31, 2004............................F-3

Consolidated Statement of Operations for the Period from February 24,
 2004 (Date of Emergence from Bankruptcy) through December 31, 2004.......F-4

Consolidated Statement of Stockholders' Equity for the Period from
 February 24, 2004 (Date of Emergence from Bankruptcy) through
 December 31, 2004........................................................F-5

Consolidated Statement of Cash Flows for the Period from February 24,
 2004 (Date of Inception) through December 31, 2004.......................F-6

Notes to Consolidated Financial Statements................................F-7

HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and the Board of Directors
Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheet of Flexpoint Sensor Systems, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 2004 and the related consolidated statement of operations, stockholders' equity, and cash flows for the period from February 24, 2004 (date of emergence from bankruptcy ) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ Hansen, Barnett & Maxwell

HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
January 11, 2005

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 2004
------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                              $    54,358
Accounts receivable                                                       749
------------------------------------------------------------------------------
Total Current Assets                                                   55,107

Property and equipment, net of accumulated depreciation of $47,695 1,311,139 Patents and proprietary technology, net of accumulated
  amortization of $112,702                                          1,827,501
Goodwill                                                            5,356,414
Other assets                                                            6,500
------------------------------------------------------------------------------
Total Assets                                                      $ 8,556,661
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                  $   116,378
Accrued liabilities                                                    20,470
Notes payable - related party                                         410,958
------------------------------------------------------------------------------
Total Current Liabilities                                             547,806
------------------------------------------------------------------------------

Stockholders' Equity
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
  no shares issued or outstanding                                           -
Common stock - $0.001 par value; 100,000,000 shares authorized;
  19,998,202  shares issued and outstanding                            19,998
Additional paid-in capital                                         11,768,255
Warrants outstanding                                                  731,328
Deficit accumulated during the development stage                   (4,510,726)
------------------------------------------------------------------------------
Total Stockholders' Equity                                          8,008,855
------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                       $  8,556,661
==============================================================================


      The accompanying notes are an integral part of these consolidated financial statements.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
               CONSOLIDATED STATEMENT OF OPERATIONS
    FOR THE PERIOD FROM FEBRUARY 24, 2004 (DATE OF EMERGENCE
            FROM BANKRUPTCY) THROUGH DECEMBER 31, 2004

-----------------------------------------------------------------------------

Revenue                                                       $      345,433
Cost of revenue                                                      (86,605)
Amortization of proprietary technology                               (96,082)
-----------------------------------------------------------------------------
Gross Profit                                                         162,746

General and administrative expense (exclusive of non-cash
 compensation expense)                                              (557,909)
Non-cash compensation                                             (2,622,008)
Interest expense                                                  (1,568,823)
Forgiveness of debt                                                   75,268
-----------------------------------------------------------------------------

Net Loss                                                      $   (4,510,726)
=============================================================================

Basic and Diluted Loss Per Share                              $        (0.24)
=============================================================================

Basic and Diluted Weighted-Average Common Shares Outstanding      18,503,026
=============================================================================






       The accompanying notes are an integral part of these consolidated financial statements.


         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM FEBRUARY 24, 2004 (DATE OF EMERGENCE
            FROM BANKRUPTCY) THROUGH DECEMBER 31, 2004


                                                                                Deficit
                                                                              Accumulated
                                Common Stock        Additional                 During the    Total
                         --------------------------  Paid-in       Warrants   Development Stockholders'
                           Shares        Amount      Capital     Outstanding     Stage       Equity
                         ------------- ------------ ------------ ----------- ------------ ------------
Balance - February 24,
 2004 (Date of Emergence
 from bankruptcy-Note 3)    14,098,202 $    14,098  $ 4,952,166  $        -  $         -  $ 4,966,264

Beneficial debt
 conversion option                   -           -    1,500,000           -            -    1,500,000

Conversion of note
 payable, March 31 and
 May 19, 2004,
 $0.50 per share             3,000,000       3,000    1,497,000           -            -    1,500,000

Issuance for consulting
 services, March 3, 2004,
 $1.15 per share               100,000         100      114,580           -            -      114,680

Share-based compensation
 from 650,000 warrants
 issued on March 3, 2004
 for consulting services             -           -            -     731,328            -      731,328

Issuance for acquisition
 of equipment and
 proprietary technology
 from Flexpoint Holdings,
 LLC, a company controlled
 by a shareholder, March
 31, 2004, $1.21 per share   1,600,000       1,600    1,929,709           -            -    1,931,309

Issuance for compensation,
 November 24, 2004,
 $1.48 per share             1,200,000       1,200    1,774,800           -            -    1,776,000

Net loss                             -           -            -           -   (4,510,726)  (4,510,726)
------------------------------------------------------------------------------------------------------
Balance -
 December 31, 2004          19,998,202  $   19,998  $11,768,255  $  731,328 $ (4,510,726) $ 8,008,855
======================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.



         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
               CONSOLIDATED STATEMENT OF CASH FLOWS
    FOR THE PERIOD FROM FEBRUARY 24, 2004 (DATE OF EMERGENCE
            FROM BANKRUPTCY) THROUGH DECEMBER 31, 2004

------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                       $  (4,510,726)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation                                                       47,695
   Amortization of intangible assets                                 112,702
   Issuance of stock and warrants for services                     2,622,008
   Expenses paid by increase in convertible note payable              60,000
   Amortization of discount on note payable                        1,556,666
   Changes in operating assets and liabilities:
     Accounts receivable                                                (749)
     Accounts payable                                                (91,728)
     Accrued liabilities                                              18,978
     Deferred revenue                                               (343,750)
     Other assets                                                     (6,500)
-----------------------------------------------------------------------------
Net Cash Used by Operating Activities                               (535,404)
-----------------------------------------------------------------------------
Cash Flows from Investing Activities:
Payments for patents                                                 (15,479)
Purchase of equipment                                               (110,102)
Payment for acquisition of equipment and proprietary
  technology from Flexpoint Holdings, LLC                           (265,000)
-----------------------------------------------------------------------------
Net Cash Used by Investing Activities                               (390,581)
-----------------------------------------------------------------------------
Cash Flows from Financing Activities:
Proceeds from notes payable - related parties                        445,300
Principal payments on notes payable - related parties                (50,342)
Proceeds from borrowings under convertible note payable              583,334
-----------------------------------------------------------------------------
Net Cash Provided by Financing Activities                            978,292
-----------------------------------------------------------------------------

Net Change in Cash                                                    52,307

Cash at Beginning of Period                                            2,051
-----------------------------------------------------------------------------

Cash at End of Period                                          $      54,358
=============================================================================

Supplemental Cash flow Information:
-----------------------------------------------------------------------------
Interest paid                                                  $       9,657
-----------------------------------------------------------------------------

Supplemental Schedule of Non Cash Investing and Financing Activities:
-----------------------------------------------------------------------------
Short-term advances of $102,000 were repaid from an increase in a convertible note payable.
Issuance of 1,600,000 shares of common stock valued at $1,931,309, assumption of a $698,000 convertible note payable and a cash payment of $265,000 to Flexpoint Holdings, LLC, a company controlled by a shareholder, in exchange for equipment and proprietary technology with a value of $2,894,309.
The principal balance of a $1,500,000 convertible note payable was converted into 3,000,000 shares of common stock.
------------------------------------------------------------------------------

      The accompanying notes are an integral part of these consolidated financial statements.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Nature of Operations - Flexpoint Sensor Systems, Inc. (the Company), located in Salt Lake City, Utah, is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. On February 24, 2004, the Company's plan of reorganization was confirmed by the U.S. Bankruptcy Court and the Company emerged from bankruptcy. As discussed further in Note 3, the emergence from bankruptcy was accounted for using fresh start accounting and the Company was considered a new entity for financial reporting purposes. The new entity is in the development stage as planned operations have not commenced. Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking manufacturing contracts.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its 90%-owned subsidiaries, Sensitron, Inc. and Flexpoint, Inc. Minority interests in subsidiaries are carried at no value based on their historical cost. Intercompany transactions and accounts have been eliminated in consolidation.

Business Condition - The Company is in the development stage and its efforts are primarily focused on obtaining necessary capital to complete its production facility and re-start operations following its emergence from Chapter 11 bankruptcy proceedings. The Company has an accumulated deficit of $4,510,726 and used cash from operations of $535,404 for the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2004.

Through December 31, 2004, the Company met its short-term cash needs through confirmation of its plan of reorganization, through proceeds from related party notes payable and from a convertible note payable. On January 20, 2005, the Company authorized a private placement offering of equity securities for estimated proceeds of up to $4,140,000 and has issued securities for proceeds of $3,554,502 (unaudited). Management may be required to issue equity securities through additional private placement offerings. However, there can be no assurance that such sources of financing, if any, will be completed as planned or continue to be available, and if available, that they will be on terms favorable to the Company.

Fair Values of Financial Instruments - The amounts reported as notes payable to a related party are considered to be reasonable approximations of their fair value due to their short repayment term.

Accounts Receivable - The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances. Management believed the Company has incurred no material impairments in the carrying values of its accounts receivable.

Property and Equipment - Property and equipment are stated at cost. Additions and major improvements are capitalized while maintenance and repairs are charged to operations. Upon retirement, sale or disposition, the cost and accumulated depreciation of the items sold are eliminated from the accounts, and any resulting gain or loss is recognized in operations. Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which are three to ten years. Depreciation expense was $47,695 for the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2004.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

Intangible Assets - The Company currently has the rights to several patents and proprietary technology. Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives. Impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. Upon emergence from bankruptcy, the Company recognized patents valued at $279,147. The Company acquired proprietary technology valued at $1,645,577. The values of the Company's intangible assets were established through an independent appraisal. Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, technology rights are amortized over their estimated useful lives. Amortization of patents and proprietary technology during the period from February 24, 2004 through December 31, 2004 was $112,702.

Goodwill - Goodwill represents the excess of the reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually or when a triggering event occurs. If a triggering event occurs, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of the impairment is measured using a discounted-cash-flow model considering future revenues, operating costs, a risk-adjusted discount rate and other factors.

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

Sensitron, Inc., the Company's subsidiary, had deferred revenue of $325,000 through September 2004, which consisted of $250,000 of prepaid licensing royalties to be deferred and recognized as the related licensing royalty sales were reported to the Company by the customer over the remaining term of the agreement, and $75,000 of deferred sales related to software license rights sold to the customer that were being amortized over the six-year term of the contract. On October 2, 2004, Sensitron cancelled the licensing agreement by refunding to the customer $100,000 of the prepayment previously received from the customer under the license agreement. The balance of $225,000 of the prepayment was recognized as licensing revenue in the fourth quarter of 2004.

Share Based Compensation - The Company accounts for its share-based compensation to employees and directors under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB 25, compensation related to stock options, if any, is recorded if an option's exercise price on the grant date is less than the fair value of the Company's common stock on the grant date, and amortized over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. As of December 31, 2004, the Company has a share-based employee compensation plan. As of December 31, 2004 no employee stock options have been granted under the Plan. Until employee stock options are granted, pro forma disclosure of the fair value of share-based compensation to employees would not be meaningful and is not provided.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company accounts for its share-based compensation to non-employees using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Share-based compensation to non-employees totaled $846,008 for the period from February 24, 2004 through December 31, 2004.

Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. At December 31, 2004, there were warrants to purchase 650,000 shares of common stock that were not included in the computation of basic and diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Recent Accounting Pronouncements - In December 2004, the FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment" ("Statement 123(R)"). Statement 123(R) revises Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under the modified-prospective basis alternative, which has been selected by the Company to adopt Statement 123(R), the Company is required to adopt Statement 123(R) on July 1, 2005 and the Company will the recognize employee compensation from stock options and awards equal to their unamortized grant-date fair value over their remaining vesting period. As of December 31, 2004, no employee options have been granted under the Company's Plan. Accordingly, the effect of adopting Statement 123(R) on options outstanding at December 31, 2004 will not result in the recognition of additional after-tax compensation during the year ending December 31, 2005.

NOTE 2 - CONFIRMATION OF PLAN OF REORGANIZATION

On February 24, 2004, the Bankruptcy Court confirmed the Company's plan of reorganization. The confirmed plan provided for the following:

Reverse Stock Split - The shares of common stock outstanding prior to the confirmation of the plan were reverse split on a 1-for-7 basis. All share amounts are presented in the accompanying financial statements on a post-split basis.

Cancellation of Common Stock - The Company cancelled 828,571 shares of common stock issued to an officer during 2001, as provided for by the confirmed plan of reorganization.

Convertible Debentures Payable - Convertible debentures of $3,681,280 were forgiven in exchange for the Company's agreement not to contest the issuance of 7,142,087 shares of common stock that were issued to a shareholder for the exercise of warrants prior to the bankruptcy petition.

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

         FLEXPOINT SENSOR SYSTEMS, INC., AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Lease Obligation - A lease obligation of $574,255 was exchanged for 1,114,410 shares of common stock at a conversion price of $0.5153 per share.

Convertible Note Payable - The plan provided for an investor to provide $1,500,000 and receive a note payable convertible into 3,000,000 shares of common stock at $0.50 per share.

Delphi Automotive Systems Supply Agreement - Flexpoint Inc. entered into a Purchase and Supply Agreement (the Supply Agreement) with Delphi Automotive Systems (Delphi) in June 1998. Under the terms of the Supply Agreement, the Company was to supply its proprietary sensor mats to Delphi for integration into a weight-based suppression system as a critical part of a smart air bag system. The Supply Agreement provided that such sensor mats were to be exclusively supplied to General Motors, through Delphi, by the Company through 2002. In May 2000, the Supply Agreement was amended, primarily providing for Delphi to make loan payments to Flexpoint, Inc. to be used directly for Delphi programs. As of December 31, 2000, Flexpoint, Inc. had received loan proceeds of $1,700,000 from Delphi.

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

Litigation under the Delphi Supply Agreement remains under the jurisdiction of the bankruptcy court and the outcome of the future legal proceedings between the Company and Delphi is uncertain. However, on February 24, 2004, the Company concluded that the likelihood that this contingency would require that the Company transfer assets to Delphi was remote, and therefore, the liability was accounted for as extinguished prior to confirmation of the plan of reorganization.

NOTE 3 -  FRESH START ACCOUNTING

In accordance with the requirements of SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company determined that a change in control occurred in connection with its reorganization and therefore the Company accounted for the reorganization using fresh-start reporting. Accordingly, all assets of Flexpoint Sensor Systems, Inc. have been restated to reflect their reorganization value, which approximates fair value at the date of reorganization. Management estimated a reorganization asset value of $5,637,612 based upon the negotiated price at which certain creditors were willing to convert their claims into common stock. The Company obtained an independent valuation which determined that the reorganization value consisted of cash of $2,051, patents valued at $279,147 and goodwill valued at $5,356,414.The patents have a weighted-average remaining life of 13.2 years and are amortized on a straight-line basis with an average yearly amortization of $21,732. Goodwill is not amortized; rather the Company evaluates the carrying value of the goodwill to determine whether the carrying value should reflect any impairment. No impairment was noted at December 31, 2004.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


The following summarizes the effect of the plan of reorganization on the Company's consolidated balance sheet, as of February 24, 2004, the date of confirmation of the plan of reorganization:


                                                                                           Reorganized
As of Date of Confirmation of          Pre -        Debt       Exchange of                   Balance
 Plan, February 24, 2004          Confirmation    Discharge       Stock      Fresh Start      Sheet
--------------------------------- ------------- ------------- ------------- ------------- -------------
ASSETS
Current Assets - Cash             $      2,051  $          -  $          -  $          -  $      2,051
Patents and technology, net              1,561             -             -       277,586       279,147
Goodwill                                     -             -             -     5,356,414     5,356,414
-------------------------------------------------------------------------------------------------------

Total Assets                      $      3,612  $          -  $          -  $  5,634,000  $  5,637,612
=======================================================================================================

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Liabilities Not Subject to
Compromise - Current
Accounts payable                  $    244,642  $    (36,536) $          -  $          -  $   208,106
Accrued liabilities                      1,492             -             -             -        1,492
Deferred revenue                       343,750             -             -             -      343,750
Short-term advance payable             102,000             -             -             -      102,000
Notes payable - related party           16,000             -             -             -       16,000
------------------------------------------------------------------------------------------------------
Total Liabilities Not Subject
to Compromise - Current                707,884       (36,536)            -             -      671,348
------------------------------------------------------------------------------------------------------

Liabilities Subject to Compromise    7,777,379    (7,777,379)            -             -            -
------------------------------------------------------------------------------------------------------
Stockholders' Equity (Deficit)
Preferred stock                      1,080,426             -    (1,080,426)            -            -
Common stock (old)                      76,535             -       (76,535)            -            -
Common stock (new)                           -        11,022         3,076             -       14,098
Additional paid-in capital          22,078,206     5,669,351     1,153,885   (23,949,276)   4,952,166
Deficit accumulated during the
 development stage                 (31,716,818)    2,133,542             -    29,583,276            -
------------------------------------------------------------------------------------------------------
Total Stockholders'
 Equity (Deficit)                   (8,481,651)    7,813,915             -     5,634,000    4,966,264
------------------------------------------------------------------------------------------------------
Total Liabilities and
 Stockholders' Equity (Deficit)  $       3,612  $          -  $          -  $  5,634,000  $ 5,637,612
======================================================================================================


NOTE 4 - PROPERTY AND EQUIPMENT

On March 31, 2004, Flexpoint Sensor Systems, Inc. entered an asset purchase agreement with Flexpoint Holdings, LLC, a company controlled by a shareholder, to acquire equipment and proprietary technology with an aggregate fair value of $4,302,643 in exchange for $265,000, the assumption of a $698,000 convertible note payable, and 1,600,000 shares of restricted common stock
valued at $1,931,309 or $1.21 per share.   Flexpoint Holdings, LLC is a
holding company with the primary purpose to acquire and hold assets which one of the Company's creditors caused to be seized during 2001 and sold at public auction during 2002.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of the assets of Flexpoint Holdings, LLC was not the purchase of a business as Flexpoint Holdings, LLC had no operations. Accordingly, pro forma financial information is not provided. The purchase price and the fair values of the proprietary technology and equipment were established by independent appraisals. The Company allocated the purchase price to the property and equipment acquired and to the proprietary technology based on the appraised fair values. The $1,408,334 excess of the appraised fair values of the acquired assets over the fair value of the consideration paid was allocated pro rata to reduce the values assigned to assets acquired. At March 31, 2004, the allocated value of the assets acquired was as follows:

         -----------------------------------------
         Property and equipment       $  1,248,732
         Proprietary technology          1,645,577
         -----------------------------------------
         Net assets acquired          $  2,894,309
         =========================================

The equipment consists of manufacturing equipment to produce the Company's product, and the technology rights consist of software algorithms that interpret data provided by the Company's flexible sensor technology. The technology has an estimated weighted-average useful life of 13.2 years.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Intangible Assets - The components of intangible assets at December 31, 2004, were as follows:


                             Gross Carrying   Accumulated    Net Carrying
                                 Amount       Amortization      Amount
----------------------------------------------------------------------------
Patents                      $     294,626  $      (16,620) $     278,006
Proprietary technology           1,645,577         (96,082)     1,549,495
----------------------------------------------------------------------------
Total Amortizing
  Intangible Assets          $   1,940,203  $     (112,702) $   1,827,501
============================================================================

Patent amortization was $16,620 for the period from February 24, 2004 through December 31, 2004, and amortization related to proprietary technology was $96,082 for the same period. Patent amortization is charged to general and administrative expense; amortization expense for the proprietary technology is charged to cost of revenues.

Estimated aggregate amortization expense for the succeeding five years ending December 31, is as follows:

                       ---------------------------
                         2005        $ 149,844
                         2006          149,844
                         2007          149,844
                         2008          149,844
                         2009          149,844
                       ---------------------------

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Goodwill - Intangible assets not subject to amortization as of December 31, 2004 consisted of goodwill with a net carrying value of $5,356,414.

During 2004, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the value of the Company's goodwill and patents at the date of emergence from bankruptcy and the fair value of the proprietary technology at its purchase date. The appraisal was completed during 2005.

NOTE 6 -  NOTES PAYABLE - RELATED PARTY

The Company had unsecured notes payable to shareholders with interest stated at 12% and repayment terms which required payment of the principal and interest by December 31, 2004. Under amended terms, payment of the entire principal and interest is due to the shareholders by the extended due date of March 31, 2005. Principal balance of the note was $16,000 upon emergence from bankruptcy; The Company borrowed an additional $445,300 and repaid $50,342 on the notes leaving an aggregate remaining balance of $ 410,958 as of December 31, 2004.

NOTE 7 - CONVERTIBLE NOTE PAYABLE

Under the plan of reorganization, Broad Investment Partners, LLC (the "lender") agreed to provide financing to Company under the terms of a $1,500,000 convertible promissory note. Under the terms of the note, the lender advanced $698,000 to Flexpoint Holdings, LLC, which debt was assumed by the Company as an increase to the promissory note upon the acquisition of assets from Flexpoint Holdings, LLC in March 2004, and the note was increased in March 2004 by $102,000 that was used to repay a short-term advance from Flexpoint Holdings, LLC. The Company borrowed $583,334 under the note and the note was increased by $60,000 through direct payments by the lender to settle certain secured and priority claims determined in the reorganization plan and other operating expenses.

Although the Company received proceeds under the note of $1,443,334 through March 31, 2004, principal due under the note was $1,500,000, which resulted in a discount to the note of $56,666. The terms of the convertible note payable provided that interest accrued on the $1,500,000 outstanding balance at 10% per annum and that the principal and accrued interest were due three years from the date of the agreement. As provided for in the plan of reorganization, the $1,500,000 principal balance under the note was convertible into 3,000,000 shares of common stock at $0.50 per share. The fair value of the common stock at the date of reorganization was $1.00 per share, based on its average market value for the three-day period before and after February 24, 2004, and resulted in the lender receiving a $1,500,000 beneficial debt conversion option under the conversion terms of the promissory note. The original discount on the note and the discount from the beneficial conversion option were amortized and recognized as interest expense through March 31, 2004 when the note was converted into 3,000,000 shares of common stock.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES

There was no provision for, or benefit from, income tax during the period. The components of the net deferred tax asset as of December 31, 2004, including temporary differences and operating loss carryforwards that arose prior to reorganization from bankruptcy, are as follows:

      -----------------------------------------------------
      Operating loss carry forwards           $  9,255,417
      Goodwill                                   1,997,942
      Property and equipment                       489,055
      Patents and proprietary technology           730,035
      -----------------------------------------------------
      Total Deferred Tax Assets                 12,472,449
      Valuation allowance                      (12,472,449)
      -----------------------------------------------------
      Net Deferred Tax Asset                  $          -
      =====================================================

As a result of the confirmation of the bankruptcy plan, $7,813,915 in debt was discharged. For tax reporting purposes, net operating loss carry forwards were reduced to $24,750,611 at December 31, 2004. Although net operating losses begin to expire in the year 2012, those carry forwards will be limited or unavailable, under the tax laws, due to a change of greater than 50% in ownership of the Company upon emergence from bankruptcy.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2004:

     ------------------------------------------------------------
     Tax at statutory rate (34%)                   $  (1,533,647)
     Non-deductible expenses                                (612)
     Change in valuation allowance                     1,683,113
     State tax benefit, net of federal tax effect       (148,854)
     ------------------------------------------------------------
     Provision for Income Taxes                   $           -
     ============================================================

NOTE 9 - COMMON STOCK ISSUED FOR COMPENSATION

The Company emerged from bankruptcy without settling a claim for compensation by John Sindt, the president and chairman of the board of directors, for services rendered during the period the Company was in bankruptcy. At the date the Company emerged from bankruptcy, the Company acknowledged that the claim existed but was unable to determine the range of potential loss under the claim and did not record a liability at that date. The board of directors determined the amount of the claim on November 24, 2004 and on that date the Company settled all amounts due under the claim, and in payment of services received after the Company emerged from bankruptcy, by issuing 1,200,000 shares of restricted common stock. The common stock issued was valued at $1,776,000, or $1.48 per share based upon the market value of the common stock. The Company recognized the issuance of the common stock during November 2004 as a charge to operations for compensation.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTION PLAN

On April 1, 1995, the Board of Directors and shareholders adopted an Omnibus Stock Option Plan (the (Plan(). Under the terms of the Plan, as amended in October 1997, Flexpoint may grant options to employees, directors and consultants to purchase up to 719,643 shares of common stock. Incentive or non-qualified options may be granted under the Plan. Options granted under the Plan are exercisable over periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options generally vest from immediately to five years. Generally, the only condition for exercise of options granted under the Plan is that the employees remain employed through the date the options are exercised or vested. As of the date of the confirmation of the plan of reorganization, all previously outstanding stock options were cancelled. No stock options have been issued under the Plan since the Company emerged from bankruptcy.

NOTE 11 - LEASE COMMITMENT

Effective March 31, 2004, the Company agreed to sub-lease offices and a manufacturing facility in which the Company's acquired equipment is located, with monthly lease payments of $5,500 plus common area maintenance fees. The lease expired in September 2004. During July 2004, the Company entered into a new five-year lease agreement with average monthly payments including common area fees of $8,718, with a 2% annual increase in lease payments. Rent expense over the term of the lease is recognized on a straight-line basis over the term of the lease. From February 24, 2004 through December 31, 2004, $78,715 was charged to operations as rent expense. Total future minimum lease payments as of December 31, 2004 are as follows:

         ----------------------------
         2005               $ 101,821
         2006                 103,388
         2007                 104,988
         2008                 106,619
         Thereafter            80,894
         ----------------------------
                            $ 497,710
         ============================

NOTE 12 - CONSULTING AGREEMENT

On March 3, 2004, the Company entered into a twelve-month consulting agreement with Summit Resource Group ("Summit") whereby Summit agreed to provide consulting services for the Company related to investor relations, including dealing with direct investor relations, broker/dealer relations and the investing public. A 45-day written notice from either party is required to terminate the agreement. In consideration for the consulting services, the Company issued Summit 100,000 common shares and warrants to purchase an additional 650,000 common shares. The warrants are exercisable for five years from the date awarded at the following exercise prices: warrants to purchase 300,000 shares are exercisable at $0.70 per share and warrants to purchase 350,000 shares are exercisable at $0.80 per share. The Company granted Summit certain registration rights with respect to the 650,000 common shares underlying the warrants including an obligation for all related registration costs.

The Company valued the issuance of 100,000 common shares to Summit at $114,680, or $1.15 per share, based on the quoted market value of the stock on the date of the agreement The Company valued the warrants at $731,328, estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.06%; expected dividend yield of 0.0%; expected life of 5 years and estimated volatility of 200%. Consulting expense was charged to operations recognized during the period from March 2004 through September 2004, the period over which the warrants vested.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - FORGIVENESS OF DEBT

At December 31, 2003, Flexpoint Inc, a subsidiary of the Company, had an accounts payable balance of $75,049. This balance had not been included in the bankruptcy proceedings of the Company and the debt was aged beyond the statute of limitations. There had been no efforts made on the part of the vendors to obtain payment. In 2004 the vendors were barred from collection under the Statute of Limitations and the debt was considered forgiven.

NOTE 14 - SUBSEQUENT EVENTS (UNAUDITED)

During January 2005, the Company opened a private placement offering for a maximum of 3,150,000 shares of the Company's common stock for net proceeds of $4,140,000, or $1.50 per share, in units with warrants to purchase 3,150,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants issued as part of the unit have a two year exercise term beginning six months after the closing of the private placement offering. If the closing bid price of our common stock is greater than $4.00 per share for five consecutive trading days after the initial six months from closing, the Company may call the warrants in whole or in part, forcing the investor to exercise the warrant within fifteen trading days or forfeit the warrant. Through March 15, 2005 the Company issued 2,369,668 units for proceeds of $3,554,502. Also, the investor may not exercise the warrants if the exercise of the warrant would cause the investor to own more than 4.99% of the then issued and outstanding common stock.

As of March 25, 2005 the Company had repaid the $198,000 note to First Equity Holdings plus interest and $186,768 of the note payable to Persimmon LLC, plus interest.

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with our independent accountant for the years ended December 31, 2003 and 2004.

                 ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and the Chairman of the Board, who acts in the capacity of our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there were no significant deficiencies in these procedures. Also, the executive officers determined that there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                   ITEM 8B.  OTHER INFORMATION

None.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
                 DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are listed below, with their respective ages, positions and biographical information. Our bylaws provide that the directors shall be divided into three classes. A class of directors shall be elected for a one-year term, a class of directors for a two-year term and a class of directors for a three-year term. At each succeeding annual meeting of stockholders, successors to the class of directors whose term expires at that meeting shall be elected for a three-year term. Because the next meeting of stockholders will be the first meeting of stockholders since emergence from bankruptcy and two of the three directors have been appointed to replace directors who have resigned during the past year, the directors shall be divided into three classes and all will stand for election.

Our executive officers are chosen by our board of directors and serve at its discretion. There are no family relationships between or among any of our directors and executive officers.

Name                 Age  Position Held                      Director Since
------------------  ----  ---------------------------------  --------------
John A. Sindt        60   Chairman of the Board,
                          Secretary/Treasurer                December 1999
Clark M. Mower       58   President, CEO and Director        December 2004
Ruland J. Gill, Jr.  60   Director                           December 2004

John A. Sindt - Mr. Sindt has been employed since 1965 as a Salt Lake County, Utah Constable and he currently heads that department. On January 21, 2005, Mr. Sindt was appointed as our Secretary/Treasurer. Mr. Sindt is also the Chairman of the Board of Sensitron, our subsidiary. He has served as a director of the Company since 1999 and served as President and CEO of the Company from 2001 to 2004. He has also served as President, Corporate Secretary and Director for the National Constables Association. He has owned and operated a successful chain of retail jewelry stores.

Clark M. Mower - Mr. Mower was appointed our President and CEO in January 2005. He was appointed as Director, President and CEO of Sensitron in February 2005. He formerly served as Senior Vice President - Mergers and Acquisitions - Merchant Energy Group for El Paso Energy Corporation (NYSE:
EP). From August 2002 to 2004 he was the managing member of Polaris Energy, LLC, a non-affiliated consulting company to energy related mergers and acquisition. From August 2002 to July 2004 he was a management committee member for Saguaro

Power Company, a non-affiliated company operating a 100 megawatts power plant
in Henderson , Nevada.   Prior to that he served as President and Chief
Executive Officer of Bonneville Pacific Corporation (a public company) for eight years until El Paso Corporation acquired Bonneville Pacific Corporation in October 1999.

Ruland J. Gill, Jr. - Mr. Gill is Vice President of Government Affairs and Senior Attorney for Questar Corporation (NYSE: STR), where he has worked since 1973. He was appointed as a Director of Sensitron in February 2005. In addition to his professional career, Mr. Gill has held several important positions including President of the Utah Petroleum Association, and Trustee of the Rocky Mountain Mineral Law Foundation.

AUDIT COMMITTEE FINANCIAL EXPERT

Donald E. Shelley serves as a member of our audit committee and we believe he qualifies as an audit committee financial expert because he is a certified public accountant. However, pursuant to NASD Rule 4200(a)(15), Mr. Shelley is not independent of management.

CODE OF ETHICS

We adopted a Business Ethics and Code of Conduct in November 2000. Upon written request we will provide a copy of the Business Ethics and Code of Conduct to any person without charge. Address your request to:

                   Shareholder Communications
                  Flexpoint Sensor Systems, Inc.
                   106 West Business Park Drive
                        Draper, Utah 84020


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required. Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2004, we believe John A. Sindt and Donald E. Shelley each filed late one Form 4 for one transaction.


                 ITEM 10.  EXECUTIVE COMPENSATION

We did not pay cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights to our executive officers in 2003 and 2002. John A. Sindt served as our Chief Executive Officer during 2004 and we issued 1,200,000 common shares, valued at $1,776,000, to him in 2004 in settlement of claims and as compensation for his services. (See Part III, Item 12, below, for more details.)

We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

               EQUITY COMPENSATION PLAN INFORMATION
               ------------------------------------

                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                (b)                  (c)
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans
approved by
security holders            0               $ 0.00               0
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans
not approved
by security
holders               650,000                 0.75               0
---------------- ---------------------- ------------------- ---------------
Total                 650,000               $ 0.75               0
---------------- ---------------------- ------------------- ---------------


Omnibus Stock Option Plan

Our board of directors and shareholders approved the Omnibus Stock Option Plan on April 1, 1995. As of December 31, 2000, we had issued an aggregate of 3,331,100 options to purchase common shares under this plan. However, as a result of our bankruptcy and the related termination of a majority of our employees all of the options were cancelled.

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


BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 19,998,202 shares of common stock outstanding as of March 24,

2005, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.



                    CERTAIN BENEFICIAL OWNERS
                    -------------------------

Name and address of                                             Percentage
beneficial owners                  Number of shares             of class
-----------------------------      ------------------------     ------------
First Equity Holdings Corp.              7,142,858               35.7%
2157 S. Lincoln Street
Salt Lake City, Utah 84106


                            MANAGEMENT
                           -----------

Name and address of                                             Percentage
beneficial owners                  Number of shares             of class
-----------------------------      -------------------------    ------------
John A. Sindt                           1,445,860 (1)             7.2%
106 West Business Park Drive
Draper, Utah 84020

Clark M. Mower                            550,000 (2)             2.7%
106 West Business Park Drive
Draper, Utah 84020

Ruland J. Gill, Jr.                       150,000 (2)           Less than 1%
106 West Business Park Drive
Draper, Utah 84020

Directors and officers                  2,145,860                 10.6%
as a group

(1)   Represents 1,444,717 held by Mr. Sindt and 1,143 held by his spouse.
(2) Includes 150,000 common shares of units purchased in the January 2005 private offering, which will be issued upon closing of the offering.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

John A. Sindt, our Chairman of the Board and Secretary/Treasurer agreed to compromise his claims in bankruptcy by surrendering his right to receive:
..    Any options granted to him prior to bankruptcy;
..    5,000,000 common shares for accrued wages through March 2001;
..    800,000 super-voting preferred shares that were authorized to be issued to him in April 2001; and
..    Accrued wages of $300,000 through December 31, 2003.

In February 2004, we emerged from bankruptcy without settling a claim for compensation by John A. Sindt for services rendered during the period we were in bankruptcy. At the date we emerged from bankruptcy, we acknowledged that the claim existed but were unable to determine the range of potential loss under the claim and did not record a liability at that date. Our board of directors determined the amount of the claim on November 24, 2004 and on that date we settled all amounts due under the claim and in payment of services received after we emerged from bankruptcy, by issuing 1,200,000 shares of our restricted common stock. We valued the common stock issued at $1,776,000, or $1.48 per share, based upon the quoted market value of the common stock and recognized the value as a charge to operations for compensation during November 2004. These transactions between Flexpoint Sensor and our officer have been negotiated between related parties without "arms length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

During the 2004 interim period we have relied on loans from First Equity Holdings Corp., a more than 10% shareholder, to fund our operations. During the 2004 interim period we borrowed $198,000 from First Equity Holdings at 12% interest. The initial terms of this note payable required payment of the principal and interest by December 31, 2004; however, the terms were amended to extend the due date to March 31, 2005. As of March 25, 2005, we had repaid the $198,000 note to First Equity Holdings Corp., plus interest.


ITEM 13.  EXHIBITS

No.   Description.
2.1 Order Confirming Plan, dated February 24, 2004 (Incorporated by reference to exhibit 2.1 for Form 8-K filed March 5, 2004)
2.2 Debtor's Plan of Reorganization, dated January 14, 2004 (Incorporated by reference to exhibit 2.2 for Form 8-K filed March 5, 2004)
2.3 Asset Purchase Agreement between Flexpoint Sensor and Flexpoint Holdings, LLC, dated March 31, 2004 (Incorporated by reference to exhibit 2.3 of Form 10-QSB, filed May 3, 2004)
3.1 Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 10-SB registration statement, filed June 17,1994.)
3.2 Certificate of Amendment to Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 8-K, filed April 9, 1998)
3.3 Certificate of Amendment to Certificate of Incorporation of Micropoint Inc. (Incorporated by reference to exhibit 3.3 of Form 10-QSB, filed May 3, 2004)
3.4 Restated bylaws of Flexpoint Sensor (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1 Credit Line Agreement between Flexpoint Sensor and Broad Investment Partners, LLC, dated January 14, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K filed March 5, 2004)
10.2 Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)
10.3 Consulting Agreement between Flexpoint Sensor and Summit Resource Group, dated March 3, 2004 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed May 3, 2004)
21 Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21 of Form 10-KSB, filed February 18, 2004)
31.1  Chief Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification


         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal account for the audit of our annual financial statement and review of financial statements included in quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $66,665 for fiscal year ended 2003 and $20,113 for fiscal year ended 2004.

AUDIT-RELATED FEES

Our auditor did not bill any fees in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above.

TAX FEES

Our auditor did not bill any fees in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning.

ALL OTHER FEES

Our auditor did not bill any fees in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above

PRE-APPROVAL POLICIES

Our audit committee makes recommendations to our board of directors regarding the engagement of an auditor. Before the auditor renders audit and non-audit services our board of directors approves the engagement. Our audit committee does not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FLEXPOINT SENSOR SYSTEMS, INC.

                                     /s/ Clark M. Mowever
Date: March 30, 2005             By: ______________________________________
                                     Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                  /s/ Clark M. Mower
Date: March 30 , 2005             _____________________________________
                                  Clark M. Mower
                                  President, CEO, Director



                                  /s/ John A. Sindt
Date: March 30, 2005              _____________________________________
                                  John A. Sindt
                                  Secretary/Treasurer
                                  Chairman of the Board
                                  Principal Financial and Accounting Officer



                                  /s/ Ruland J. Gill Jr.
Date: March 30, 2005              _____________________________________
                                  Ruland J. Gill, Jr.
                                  Director