Form 10QSB/A
period 2004-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2005-05-16
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB
                         Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

Check if the issuer has filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of April 23, 2004 the Registrant had a total of 18,698,202 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

THIS QUARTERLY REPORT HAS BEEN AMENDED TO RESTATE THE FINANCIAL STATEMENTS AND RELATED DISCLOSURE FOR THE IDENTIFIED PERIOD.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1. Financial Statements...............................................2
        Unaudited Consolidated Balance Sheet...............................3
        Unaudited Consolidated Statements of Operations....................4
        Unaudited Consolidated Statement of Stockholders' Equity...........4
        Unaudited Consolidated Statement of Cash Flows.....................5
        Notes to Unaudited Consolidated Financial Statements...............6
Item 2. Management's Discussion and Analysis..............................14

                    PART II: OTHER INFORMATION

Item 2.  Changes in Securities and Issuer's Purchases of Equities.........17
Item 5.  Other Information................................................18
Item 6.  Exhibits and Reports on Form 8-K.................................19
Signatures................................................................20


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

We have restated our financial statements as of March 31, 2004 and for the period from February 24, 2004 through March 31, 2004. An quantitative explanation of the effect of the restatement is located in Note 1 - "Restatement of Financial Statements" in the notes to the financial statements. The following is a summary of the significant reasons for the restatement:
..     We have changed the estimated amount of a beneficial conversion option on the conversion of a note payable on March 31, 2004 in the amount of $1,500,000 as compared to the previously estimated amount of $42,840.
..     In February 2004 we estimated a reorganization value of $5,634,000 based on the negotiated price at which creditors were willing to convert their claims into common stock, and allocated that value to the net assets based on their estimated fair values. As of December 31, 2004, an independent valuation determined the reorganization value at $5,637,612, with cash of $2,051, patents valued at $279,147 and goodwill valued at $5,356,414. The original allocation was restated to reflect the estimated appraised values.
..     The acquisition of equipment and proprietary technology from Flexpoint
      Holdings, LLC on March 31, 2004 has been reallocated based on an independent appraisal of the estimated fair value of the assets acquired.

The financial information set forth below with respect to our consolidated financial position as of March 31, 2004 and the consolidated statements of operations, stockholders' equity and cash flows for the interim period from February 24, 2004 through March 31, 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 2004
                           (UNAUDITED)

------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                          $        74,138
------------------------------------------------------------------------------
Total Current Assets                                                   74,138
------------------------------------------------------------------------------

Property and equipment                                              1,248,732
Patents and proprietary technology                                  1,926,245
Goodwill                                                            5,356,414
------------------------------------------------------------------------------

Total Assets                                                  $     8,605,529
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                              $        81,199
Accrued liabilities                                                     3,678
Deferred revenue                                                      337,500
Notes payable - related party                                          16,000
------------------------------------------------------------------------------
Total Current Liabilities                                             438,377
------------------------------------------------------------------------------

Stockholders' Equity
Common stock - $0.001 par value; 100,000,000 shares authorized;
  18,598,718 shares issued and outstanding                             18,598
Additional paid-in capital                                          9,893,655
Warrants outstanding                                                  309,587
Deficit accumulated during the development stage                   (2,054,688)
------------------------------------------------------------------------------
Total Stockholders' Equity                                          8,167,152
------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                    $     8,605,529
==============================================================================



  The accompanying notes are an integral part of these unaudited consolidated financial statements.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
               CONSOLIDATED STATEMENT OF OPERATIONS
  FOR THE PERIOD FROM FEBRUARY 24, 2004 (DATE OF EMERGENCE FROM
                BANKRUPTCY) THROUGH MARCH 31, 2004
                           (UNAUDITED)

------------------------------------------------------------------------------
Sales                                                         $       15,750
General and administrative expense                                  (513,397)
Interest expense                                                  (1,557,041)
------------------------------------------------------------------------------

Net loss                                                      $   (2,054,688)
==============================================================================

Basic and Diluted Loss Per Share                              $        (0.13)
==============================================================================

Basic and Diluted  Weighted-Average Shares Outstanding            16,253,758
==============================================================================



             FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM FEBRUARY 24, 2004 (DATE OF EMERGENCE FROM
                    BANKRUPTCY) THROUGH MARCH 31, 2004
                               (UNAUDITED)

                                                                                 Deficit
                                                                                 Accumulated
                                 Common Stock          Additional                During the   Total
                            -------------------------- Paid-in       Warrants    Development  Stockholders'
                               Shares        Amount    Capital       Outstanding Stage        Equity
 -------------------------- ------------- ------------ ------------- ----------- ------------ -------------
Balance - February 24, 2004
 (Date of Emergence from
 Bankruptcy - Note 3)         14,098,718  $    14,098  $  4,952,166  $        -  $         -  $  4,966,264

Beneficial debt conversion
 option                                -            -     1,500,000           -            -     1,500,000

Conversion of note payable,
 March 31, 2004, $0.50 per
 share                         2,800,000        2,800     1,397,200           -            -     1,400,000

Issuance for consulting
 services, March 3, 2004,
 $1.15 per share                 100,000          100       114,580           -            -       114,680

Issuance of warrants for
 consulting services,
 March 3, 2004 $1.15
 per share                             -            -             -     309,587            -       309,587

Issuance for acquisition
 of equipment and
 proprietary technology
 from Flexpoint Holdings,
 LLC, a company controlled
 by a shareholder, March 31,
 2004, $1.21 per share         1,600,000        1,600     1,929,709           -            -     1,931,309

Net loss                               -            -             -           -   (2,054,688)   (2,054,688)
 -------------------------- ------------- ------------ ------------- ----------- ------------ -------------

Balance - March 31, 2004      18,598,718  $     18,598 $  9,893,655  $  309,587  $(2,054,688) $  8,167,152
=========================== ============= ============ ============= =========== ============ =============


The accompanying notes are an integral part of these unaudited consolidated financial statements





          FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
               CONSOLIDATED STATEMENT OF CASH FLOWS
   FOR THE PERIOD FROM FEBRUARY 24, 2004 (DATE OF EMERGENCE FROM
                BANKRUPTCY) THROUGH MARCH 31, 2004
                            (UNAUDITED)
---------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                                 $ (2,054,688)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Issuance of stock and vesting of warrants granted for services             424,267
   Expenses paid by increase in convertible note payable                       60,000
   Interest expense from beneficial conversion option of
     convertible note payable                                               1,500,000
   Interest expense from origination fees on convertible notes payable         56,666
   Changes in operating assets and liabilities:
      Accounts payable                                                       (126,907)
      Accrued liabilities                                                       2,186
      Deferred revenue                                                         (6,250)
--------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                        (144,726)
--------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Payments for patents                                                           (1,521)
Payment for acquisition of equipment and proprietary
  technology from Flexpoint Holdings, LLC                                    (265,000)
--------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                        (266,521)
--------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Proceeds from borrowings under convertible note payable                       483,334
--------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                     483,334
--------------------------------------------------------------------------------------

Net Change in Cash                                                             72,087

Cash at Beginning of Period                                                     2,051
--------------------------------------------------------------------------------------

Cash at End of Period                                                    $     74,138
======================================================================================

Supplemental Cash Flow Information
Cash paid for interest                                                   $          -
======================================================================================

Supplemental Schedule of Non Cash Investing and Financing Activities:
Short-term advances of $102,000 were repaid from an increase in a convertible note payable.
Issuance of 1,600,000 shares of common stock valued at $ 1,931,309, assumption of
   $ 698,000 convertible note payable and cash payment of $ 265,000 to Flexpoint
   Holdings LLC, a company controlled by a shareholder, in exchange for equipment and proprietary technology with fair values of $1,248,732 and $1,645,577, respectively.
The principal balance of a $1,400,000 convertible note payable was converted to
   2,800,000 shares of common stock.
======================================================================================

  The accompanying notes are an integral part of these unaudited consolidated financial statements.




          FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Interim Financial Statements - The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of March 31, 2004, its consolidated results of operations and cash flows for the period from February 24, 2004 (date of emergence from bankruptcy) through March 31, 2004. The results of operations for the period from February 24, through March 31, 2004, may not be indicative of the results that may be expected for the period ending December 31, 2004.

Business Condition - The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and its efforts are primarily obtaining necessary capital to complete its production facility and re-start operations following its emergence from Chapter 11 bankruptcy proceedings. The Company incurred a loss of $2,054,688 and used cash from operations of $144,726 for the period from February 24, 2004 (date of emergence from bankruptcy) through March 31, 2004. Through March 31, 2004, the Company has accumulated a deficit during the development stage of $2,054,688. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Stock-based compensation to non-employees totaled $424,267.

          FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 7. As of March 31, 2004 no stock options had been granted or were outstanding.

Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. At March 31, 2004, there were outstanding stock equivalents to purchase 650,000 shares of common stock that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Restatement of Financial Statements - The Company has restated its financial statements as of March 31, 2004 and for the period from February 24, 2004 (date of emergence from bankruptcy) through March 31, 2004 as follows:


                                     As Previously Effect of
                                     Reported      Restatement   As Restated
------------------------------------------------------------------------------
For the Period from February 24, 2004
(Date of Emergence from Bankruptcy)
through March 31, 2004

General and administrative expense   $    514,042  $       (645) $    513,397
Interest expense                           99,881     1,457,160     1,557,041
Net loss                                 (598,173)   (1,456,515)   (2,054,688)
Basic and diluted loss per share     $      (0.04) $      (0.09) $      (0.13)
------------------------------------------------------------------------------

As of March 31, 2004
Property and equipment               $  1,698,000  $   (449,268) $  1,248,732
Patents and proprietary technology      6,736,437    (4,813,274)    1,923,163
Goodwill                                        -     5,356,414     5,356,414
Total assets                            8,508,575        96,954     8,605,529
Additional paid-in capital              8,340,186     1,553,469     9,893,655
Deficit accumulated during the
  development stage                  $   (598,173) $ (1,456,515) $ (2,054,688)
------------------------------------------------------------------------------

The following is a summary of the significant reasons for the restatement:

The Company has changed the estimated amount of a beneficial conversion option in the amount of $1,500,000, as compared to the previously estimated amount of $42,840, on the conversion of a note payable on March 31, 2004.

The Company estimated a reorganization value of $5,634,000 based on the negotiated price at which creditors were willing to convert their claims into common stock, and allocated that value to the net assets based on their estimated fair values. As of December 31, 2004, an independent valuation determined that the reorganization value consisted of patents valued at $279,147 and goodwill valued at $5,356,414. The original allocation was restated to reflect the estimated appraised values.

The acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC on March 31, 2004 has been reallocated based on an independent appraisal of the estimated fair value of the assets acquired.

          FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

          FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Although the Company received proceeds under the note of $1,343,334 through March 31, 2004, principal due under the note was $1,400,000, which resulted in a discount to the note of $56,666. The terms of the convertible note payable provided that interest accrued on the outstanding balance at 10% per annum and that the principal and accrued interest were due three years from the date of the agreement. As provided for in the plan of reorganization, the $1,500,000 total principal amount available under the note was convertible into 3,000,000 shares of common stock at $0.50 per share. The fair value of the common stock at the date of reorganization was $1.00 per share, based on its average market value for the three-day period before and after February 24, 2004, and resulted in the lender receiving a $1,500,000 beneficial debt conversion option under the conversion terms of the promissory note. The original discount on the note and the discount from the beneficial conversion option were amortized and recognized as interest expense through March 31, 2004 when $1,400,000 of the note was converted into 2,800,000 shares of common stock.

NOTE 3 - FRESH START ACCOUNTING

In accordance with the requirements of SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company determined that a change in control occurred in connection with its reorganization and therefore the Company accounted for the reorganization using fresh-start reporting. Accordingly, all assets of Flexpoint Sensor Systems, Inc. have been restated to reflect their reorganization value, which approximates fair value at the date of reorganization. Management estimated a reorganization asset value of $5,637,612 based upon the negotiated price at which certain creditors were willing to convert their claims into common stock. The Company obtained an independent valuation which determined that the reorganization value consisted of cash of $2,051, patents valued at $279,147 and goodwill valued at $5,356,414.The patents have a weighted-average remaining life of 13.2 years and are amortized on a straight-line basis with an average yearly amortization of $21,732. Goodwill is not amortized; rather the Company evaluates the carrying value of the goodwill to determine whether the carrying value should reflect any impairment. No impairment was noted at March 31, 2004.

The following summarizes the effect of the plan of reorganization on the Company's consolidated balance sheet, as of February 24, 2004, the date of confirmation of the plan of reorganization:


          FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                        Reorganized
As of Date of Confirmation      Pre-          Debt          Exchange                    Balance
of Plan, February 24, 2004      Confirmation  Discharge     of Stock      Fresh Start   Sheet
------------------------------- ------------- ------------- ------------- ------------- -------------
ASSETS
Current Assets - Cash           $      2,051  $          -  $          -  $          -  $      2,051
Patents                                1,561             -             -       277,586       279,147
Goodwill                                   -             -             -     5,356,414     5,356,414
-----------------------------------------------------------------------------------------------------

Total Assets                    $      3,612  $          -  $          -  $  5,634,000  $  5,637,612
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

The acquisition of the assets of Flexpoint Holdings, LLC was not the purchase of a business as Flexpoint Holdings, LLC had no operations. Accordingly, pro forma financial information is not provided. The purchase price and the fair values of the proprietary technology and equipment were established by independent appraisals. The Company allocated the purchase price to the property and equipment acquired and to the proprietary technology based on the appraised fair values. The $1,408,334 excess of the appraised fair values of the acquired assets over the fair value of the consideration paid was allocated pro rata to reduce the values assigned to assets acquired. At March 31, 2004, the allocated value of the assets acquired was as follows:

                ------------------------------------------------------
                Property and equipment                  $   1,248,732
                Proprietary technology                      1,645,577
                ------------------------------------------------------
                Net assets acquired                     $   2,894,309
                ======================================================

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 6 - INCOME TAXES

There was no provision for, or benefit from, income tax during the period. The components of the net deferred tax asset as of March 31, 2004 are as follows:


      ----------------------------------------------------------------
      Operating loss carry forwards                      $   9,327,783
      Deferred license and royalty income                      125,888
      Patents and proprietary technology                       103,540
      Goodwill                                               1,997,942
      ----------------------------------------------------------------
      Total Deferred Tax Assets                             11,555,153
      Valuation allowance                                  (11,555,153)
      ----------------------------------------------------------------

      Net Deferred Tax Asset                             $           -
      ================================================================


As a result of the confirmation of the bankruptcy plan, $7,813,915 in debt was discharged. For tax reporting purposes, net operating loss carry forwards were $25,007,462 at March 31, 2004. Although net operating losses begin to expire in the year 2012 those carry forwards will be limited or unavailable, under the tax laws, due to a change of greater than 50% in ownership of the Company upon emergence from bankruptcy.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the period from February 24, 2004 through March 31, 2004:


      ----------------------------------------------------------------
      Tax at statutory rate (34%)                       $     (698,594)
      Change in valuation allowance                            766,399
      State tax benefit, net of federal tax effect             (67,805)
      ----------------------------------------------------------------
      Provision for Income Taxes                        $            -
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

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONSULTING AGREEMENT

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

The Company valued the issuance of 100,000 common shares to Summit at $114,680, or $1.15 per share, based on the quoted market value of the stock on the date of the agreement. The Company valued the warrants at $731,328, estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.06%; expected dividend yield of 0.0%; expected life of 5 years and estimated volatility of 200%. The value of the warrants is being recognized as consulting expense during the period from March 2004 through September 2004, the period over which the warrants vest and resulted in recognizing $309,587 of consulting expense during the period ended March 31, 2004.

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

Bankruptcy Reorganization Plan

The essence of our bankruptcy reorganization plan was to restructure our equity stockholders by completing a
7-to-1 reverse stock split that was effective March 5, 2004. All share and per share amounts presented in this quarterly report reflect the reverse split. The reorganization plan resulted in discharged debt of $7,813,915, which included the issuance of 13,822,331 shares of stock for creditor claims and conversion of $1,400,000 of notes payable to Broad Investment Partners. The reorganization plan provided for the cancellation of 714,286 shares of common stock issued to an officer during 2001.

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

Operations. Net cash used in operating activities for the period from February 24, 2004 through March 31, 2004 was $144,726. Net cash used in investing activities was $266,521 with $265,000 of that amount related to the payment for acquisition of equipment from Flexpoint Holdings LLC. We are fulfilling orders for Bend Sensor technology and anticipate that on-going negotiations with third parties may result in several technology agreements. It is critical to our continued operations that we are successful in closing these agreements.

Financing.   Net cash provided by financing activities was proceeds of
$483,334 primarily from the $1.5 million convertible line of credit. During March 2004, we drew approximately $1,343,000, net of origination fees of approximately $57,000, from this line of credit. Of the amount drawn from the line of credit, we used $698,000 to acquire the assets of Flexpoint Holdings, LLC, and $102,000 was used to repay a short-term advance from Flexpoint Holdings, LLC. We borrowed approximately $483,000 for operations and $60,000 was borrowed to settle certain secured and priority claims of the reorganization plan. We had approximately $100,000 remaining available on this line of credit.

The $1,400,000 amount drawn from the line of credit was converted into common stock at $0.50 per share and resulted in the issuance of 2,800,000 shares to Broad Investment Partners and its assignees in March 2004 as provided by the reorganization plan. We initially placed 3,000,000 free trading shares in an escrow account as part of our reorganization plan for conversion of the credit line and 200,000 shares remained available for future conversion of debt related to this line of credit. The terms of the line of credit provide that interest accrues on the outstanding balance at 10% per annum, and all amounts become due within three years of the date of the agreement.

Commitments and Contingencies

Our principal commitments consist of our total current liabilities, discussed in more detail below in "Results of Operations," and an operating lease. We are obligated to make monthly payments of $6,500 per month for the sublease of office and manufacturing space in which our equipment is located. (See Part II, Item 5, below for more details about the sublease.) The total future minimum payments under this sublease as of March 31, 2004 were $45,000.

We have extinguished our contingent liability related to the Delphi creditor's claim. We characterized the funds advanced to Flexpoint, Inc. by Delphi as a contingent liability and accrued $1.7 million as of December 31, 2003. However, as of March 31, 2004 management concluded that the likelihood that this contingency will require us to transfer assets was remote and we extinguished the contingent liability and included it in gain on forgiveness of debt in the pre-confirmation consolidated statements of operations.

Off-balance Sheet Arrangements

None.

Results of Operations

The following discussions are based on the consolidated operations of Flexpoint Sensor and its 90% owned subsidiaries, Sensitron, Inc. and Flexpoint, Inc. The information should be read in conjunction with our unaudited consolidated financial statements included in this report at Part I,
Item 1, above.   The charts below present a summary of our unaudited
consolidated statement of operations for the period from February 24, 2004 through March 31, 2004 and further details are presented in our unaudited consolidated financial statements and the accompanying notes.

        Summary Operating Results for the Interim Period
          from February 24, 2004 through March 31,2004
         ------------------------------------------------

         Sales                                    $      15,750

         General and administrative expenses           (513,397)

         Interest expense                            (1,557,041)

         Net loss                                    (2,054,688)

         Net loss per share                       $       (0.13)

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

Interest expense was primarily related to our convertible line of credit. Although we received proceeds under the convertible note of $1,343,334 through March 31, 2004, principal due under the note was $1,400,000, which resulted in a discount to the note of $56,666. As provided for in the plan of reorganization, the $1,500,000 total principal amount available under the note was convertible into 3,000,000 shares of common stock at $0.50 per share. The fair value of the common stock at the date of reorganization was $1.00 per share, based on its average market value for the three-day period before and after February 24, 2004, and resulted in the lender receiving a $1,500,000 beneficial debt conversion option under the conversion terms of the promissory note. The original discount on the note and the discount from the beneficial conversion option were amortized and recognized as interest expense through March 31, 2004 when $1,400,000 of the note was converted into 2,800,000 shares of common stock.


      Summary Balance Sheet Information as of March 31, 2004
     -------------------------------------------------------

            Cash                            $        74,138

            Total assets                          8,605,529

            Total current liabilities               438,377

            Accumulated deficit                  (2,054,688)

            Total stockholders equity       $     8,167,152


Our total assets at March 31, 2004 included property and equipment valued at $1,248,732, patents and proprietary technology of $1,926,245 and goodwill of $5,356,414. Total current liabilities included accounts payable, accrued liabilities, deferred revenue and notes payable to a related party. Deferred revenue related to Sensitron's prepaid royalties and software license rights sold to customers and amortized over the 6-year term of the agreements was $337,500, or 77.0%, of total liabilities as of March 31, 2004.

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

On March 31, 2004 we issued 1,600,000 shares valued at approximately $1,931,309, or $1.21 per share, as partial payment to purchase the assets of Flexpoint Holdings, LLC. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

On March 31, 2004 Flexpoint Sensor entered into an asset purchase agreement with Flexpoint Holdings, LLC, a company controlled by a shareholder of Flexpoint Sensor. The agreement provided that Flexpoint Sensor acquire substantially all of Flexpoint Holding's equipment and proprietary technology. Flexpoint Holdings, LLC was a Utah limited liability company formed to acquire and hold the assets which one of Flexpoint Sensor's creditor's caused to be seized during 2001 and sold at public auction during 2002. Flexpoint Holdings LLC was not a business and had no operations. Accordingly, pro forma financial information was not provided.

The acquisition has been accounted for using the purchase method of accounting. We agreed to pay $265,000 in cash, we assumed a $698,000 convertible note payable and issued 1,600,000 common shares valued at $1,931,309 for assets with an aggregate value of $4,302,643. We acquired $1,248,732 in property and equipment and $1,645,577 in proprietary technology. The equipment consisted of manufacturing equipment to produce our Bend Sensor products and the technology consisted of the software algorithms that interpret data provided by the sensor technology. The excess of $1,408,334 of the appraised value was allocated pro rata to reduce the values assigned to the assets acquired.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Part I Exhibits

31.1 Chief Executive Officer Certification
31.2 Principal Financial Officer Certification
32.1 Section 1350 Certification

Part II Exhibits

2.1 Order Confirming Plan, dated February 24, 2004 (Incorporated by reference to exhibit 2.1 for Form 8-K filed March 5, 2004)
2.2 Debtor's Plan of Reorganization, dated January 14, 2004 (Incorporated by reference to exhibit 2.2 for Form 8-K filed March 5, 2004)
2.3 Asset Purchase Agreement between Flexpoint Sensor and Flexpoint Holdings, LLC, dated March 31, 2004 (Filed May 3, 2004)
3.1 Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 10-SB registration statement, filed June 17,1994.)
3.2 Certificate of Amendment to Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 8-K, filed April 9, 1998)
3.3 Certificate of Amendment to Certificate of Incorporation of Micropoint Inc. (Filed May 3, 2004)
3.4  Restated bylaws of Flexpoint Sensor (Filed May 3, 2004)
10.1 Credit Line Agreement between Flexpoint Sensor and Broad Investment Partners, LLC, dated January 14, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K filed March 5, 2004)
10.2 Sublease Agreement between Flexpoint Holdings, LLC and Ortho Development Corporation, dated September 1, 2003 (Filed May 3, 2004)
10.3 Consulting Agreement between Flexpoint Sensor and Summit Resource Group, dated March 3, 2004 (Filed May 3, 2004)
21 Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21 of Form 10-KSB, filed February 18, 2004)

Reports on Form 8-K

On March 5, 2004, we filed a Current Report on Form 8-K, dated February 24, 2004, including items 1, 3, and 5 related to the confirmation of our bankruptcy reorganization plan.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                                   FLEXPOINT SENSOR SYSTEMS, INC.



                                    /s/ Clark M. Mower
Date: May 12, 2005             By: _______________________________________
                                   Clark M. Mower
                                   President, Chief Executive Officer and
                                   Director


                                   /s/ John A. Sindt
Date: May 12, 2005             By: _______________________________________
                                   John A. Sindt
                                   Secretary/Treasurer
                                   Chairman of the Board
                                   Principal Financial and Accounting Officer