Form 10QSB/A
period 2004-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2005-05-16
CIK 925660

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

TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2
         Unaudited Consolidated Balance Sheet..............................3
         Unaudited Consolidated Statements of Operations...................4
         Unaudited Consolidated Statement of Stockholders' Equity..........5
         Unaudited Consolidated Statement of Cash Flows....................6
         Notes to Unaudited Consolidated Financial Statements..............7
Item 2.  Management's Discussion and Analysis.............................15

                    PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................18
Signatures................................................................19


                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

As a result of our reorganization under a court approved Chapter 11 bankruptcy plan, we are now a development stage company with a date of inception of February 24, 2004. We used fresh-start reporting (See Note 3 of the Notes to Unaudited Consolidated Financial Statements, below) and all assets of Flexpoint Sensor Systems, Inc. have been restated to reflect their reorganization value.

We have restated our financial statements as of June 30, 2004 and for the period from February 24, 2004 through June 30, 2004. An quantitative explanation of the effect of the restatement is located in Note 1 - "Restatement of Financial Statements" in the notes to the financial statements. The following is a summary of the significant reasons for the restatement:
..     We have changed the estimated amount of a beneficial conversion option on the conversion of a note payable on March 31, 2004 in the amount of $1,500,000 as compared to the previously estimated amount of $42,840.
..     In February 2004 we estimated a reorganization value of $5,634,000 based on the negotiated price at which creditors were willing to convert their claims into common stock, and allocated that value to the net assets based on their estimated fair values. As of December 31, 2004, an independent valuation determined the reorganization value at $5,637,612, with cash of $2,051, patents valued at $279,147 and goodwill valued at $5,356,414. The original allocation was restated to reflect the estimated appraised values.
..     The acquisition of equipment and proprietary technology from Flexpoint
      Holdings, LLC on March 31, 2004 has been reallocated based on an independent appraisal of the estimated fair value of the assets acquired.
..     Amortization of patents and proprietary technology and depreciation of equipment has also changed in the restatement in order to reflect the reallocated values.

The financial information set forth below with respect to our consolidated financial position as of June 30, 2004 and the consolidated statements of operations, stockholders' equity and cash flows for the interim period from February 24, 2004 through June 30, 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
               UNAUDITED CONSOLIDATED BALANCE SHEET
                          JUNE 30, 2004
------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                              $    68,155
Accounts receivable                                                    33,500
Prepaid expenses                                                        3,292
------------------------------------------------------------------------------
Total Current Assets                                                  104,947
------------------------------------------------------------------------------

Property and equipment, net of $15,899 of accumulated depreciation 1,238,697 Patents and proprietary technology, net of $32,348
  accumulated amortization                                          1,908,069
Goodwill                                                            5,356,414
------------------------------------------------------------------------------

Total Assets                                                      $ 8,608,127
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                  $   212,864
Accrued liabilities                                                    74,233
Deferred revenue                                                      331,250
Notes payable - related party                                           3,000
------------------------------------------------------------------------------
Total Current Liabilities                                             621,347
------------------------------------------------------------------------------

Stockholders' Equity
Common stock - $0.001 par value; 100,000,000 shares authorized;
  18,798,718 shares issued and outstanding                             18,798
Additional paid-in capital                                          9,993,455
Warrants outstanding                                                  595,100
Deficit accumulated during the development stage                   (2,620,573)
------------------------------------------------------------------------------
Total Stockholders' Equity                                          7,986,780
------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                        $ 8,608,127
==============================================================================



       The accompanying notes are an integral part of these unaudited consolidated financial statements.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
          UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                          For the Period From
                                          For the Three   February 24, 2004
                                          Months Ended    (date of emergence)
                                          June 30,        from bankruptcy)
                                          2004            through June 30,2004
------------------------------------------------------------------------------
Sales                                     $       39,750  $        55,500
Cost of Revenue                                  (47,405)         (47,405)
------------------------------------------------------------------------------
Gross profit                                      (7,655)           8,095

General and administrative expense              (556,853)      (1,070,250)
Interest expense                                  (1,377)      (1,558,418)
------------------------------------------------------------------------------

Net loss                                  $     (565,885) $    (2,620,573)
==============================================================================

Basic and Diluted Loss Per Share          $        (0.03) $         (0.15)
==============================================================================
Basic and Diluted  Weighted-Average
 Shares Outstanding                           18,691,026       18,026,460
==============================================================================






  The accompanying notes are an integral part of these unaudited consolidated financials statements.


                 FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FEBRUARY 24, 2004 (DATE OF EMERGENCE FROM
                        BANKRUPTCY) THROUGH JUNE 30, 2004

                                                                             Deficit
                                                                             Accumulated
                              Common Stock         Additional                During the    Total
                         ------------------------- Paid-in       Warrants    Development   Stockholders'
                             Shares      Amount    Capital       Outstanding Stage         Equity
--------------------------------------------------------------------------------------------------------
Balance - February 24,
 2004 (Date of Emergence
 from Bankruptcy-Note 3)   14,098,718 $    14,098  $  4,952,166 $         -  $          -  $  4,966,264

Beneficial debt
 conversion option                  -           -     1,500,000           -             -     1,500,000

Issuance for consulting
 services, March 3, 2004,
 $1.15 per share              100,000         100       114,580           -             -       114,680

Stock based compensation
 from 650,000 warrants
 issued on March 3, 2004
 for consulting services            -           -             -     595,100             -       595,100

Issuance for acquisition
 of equipment and
 proprietary technology
 from Flexpoint Holdings,
 LLC, a company controlled
 by a shareholder, March
 31, 2004, $1.21 per share  1,600,000       1,600     1,929,709           -             -     1,931,309

Conversion of note payable,
 March 31, and May 19,
 2004, $050 per share       3,000,000       3,000     1,497,000           -             -     1,500,000

Net loss                            -           -             -           -    (2,620,573)   (2,620,573)
--------------------------------------------------------------------------------------------------------

Balance - June 30, 2004    18,798,718 $    18,798  $  9,993,455  $  595,100  $ (2,620,573) $  7,986,780
========================================================================================================




The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       5

                FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE PERIOD FEBRUARY 24, 2004 (DATE OF EMERGENCE FROM
                       BANKRUPTCY) THROUGH JUNE 30, 2004

-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                                            $     (2,620,573)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                                15,899
  Amortization of intangible assets                                                           32,348
  Issuance of stock and warrants for services                                                709,780
  Expenses paid by increase in convertible note payable                                       60,000
  Interest expense from beneficial conversion option of convertible note payable           1,500,000
  Interest expense from origination fees on convertible notes payable                         56,666
  Changes in operating assets and liabilities:
      Accounts receivable                                                                    (33,500)
      Prepaid expense                                                                         (3,292)
      Accounts payable                                                                         4,758
      Accrued liabilities                                                                     72,741
      Deferred revenue                                                                       (12,500)
-----------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                                       (217,673)
-----------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Payments for patents                                                                         (15,693)
Purchase of equipment                                                                         (5,864)
Payment for acquisition of equipment and proprietary technology
  from Flexpoint Holdings, LLC                                                              (265,000)
-----------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                       (286,557)
-----------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Principal payments on related party debt                                                     (13,000)
Proceeds from borrowings under convertible note payable                                      583,334
-----------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                                    570,334
-----------------------------------------------------------------------------------------------------

Net Change in Cash                                                                            66,104

Cash at Beginning of Period                                                                    2,051
-----------------------------------------------------------------------------------------------------

Cash at End of Period                                                               $         68,155
=====================================================================================================

Supplemental Schedule of Non Cash Investing and Financing Activities:
-----------------------------------------------------------------------------------------------------
Short-term advances of $102,000 were repaid from an increase in a convertible note payable.
Issuance of 1,600,000 shares of common stock valued at $1,931,309, issuance of a $698,000 convertible note payable and a cash payment of $265,000 to Flexpoint Holdings, LLC, a company controlled by a shareholder, in exchange for equipment and proprietary technology with a fair value of $ 1,248,732 and $ 1,645,577 respectively.
The principal balance of a $1,500,000 convertible note payable was converted into 3,000,000 shares of common stock.
------------------------------------------------------------------------------------------------------

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

Interim Financial Statements - The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of June 30, 2004, its consolidated results of operations and cash flows for the period from February 24, 2004 (date of inception of the development stage) through June 30, 2004. The results of operations for the period from February 24, 2004 through June 30, 2004, may not be indicative of the results that may be expected for the period ending December 31, 2004.

Business Condition - The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and its efforts are primarily obtaining necessary capital to complete its production facility and re-start operations following its emergence from Chapter 11 bankruptcy proceedings. The Company incurred a loss of $2,620,573 and used cash from operations of $217,673 for the period from February 24, 2004 (date of inception of development stage) through June 30, 2004. Through June 30, 2004, the Company has accumulated a deficit during the development stage of $2,620,573. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property and Equipment - Property and equipment are stated at cost. Additions and major improvements are capitalized while maintenance and repairs are charged to operations. Upon retirement, sale or disposition, the cost and accumulated depreciation of the items sold are eliminated from the accounts, and any resulting gain or loss is recognized in operations. Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which are three to seven years. Depreciation expense was $982 for the period from February 24, 2004 (date of inception of development stage) through June 30, 2004.

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

Restatement of Financial Statements - The Company has restated its financial statements as of June 30, 2004 and for the period from February 24, 2004 (date of emergence from bankruptcy) through June 30, 2004 as follows:

                                    As Previously  Effect of
                                    Reported       Restatement  As Restated
------------------------------------------------------------------------------
For the Period from February 24,
 2004 (Date of Emergence from
 Bankruptcy) through June 30, 2004

Cost of Revenue                     $     18,871  $     28,534  $     47,405
General and Administrative Expense     1,052,525        17,725     1,070,250
Interest Expense                         101,258     1,457,160     1,558,418
Net Loss                              (1,117,154)   (1,503,419)   (2,620,573)
Basic and Diluted Loss Per Share    $      (0.06) $      (0.09) $      (0.15)
------------------------------------------------------------------------------

As of June 30, 2004
Property and Equipment, net         $  1,702,882  $   (464,185) $  1,238,697
Patents and Proprietary Technology     5,668,252    (3,760,183)    1,908,069
Goodwill                                       -     5,356,414     5,356,414
Total Assets                           8,558,077        50,050     8,608,127
Additional Paid-in Capital             8,439,986     1,553,469     9,993,455
Deficit Accumulated During the
  Development Stage                 $ (1,117,154) $ (1,503,419) $ (2,620,573)
------------------------------------------------------------------------------

The following is a summary of the significant reasons for the restatement:

The Company has changed the estimated amount of a beneficial conversion option in the amount of $1,500,000, as compared to the previously estimated amount of $42,840, on the conversion of a note payable on March 31, 2004.

The Company estimated a reorganization value of $5,634,000 based in the negotiated price at which creditors were willing to convert their claims into common stock, and allocated that value to the net assets based on their estimated values. As of December 31, 2004, an independent valuation determined that the reorganization value consisted of patents valued at $279,147 and goodwill valued at $5,356,414. The original allocation was restated to reflect the estimated appraised values.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC on March 31, 2004 has been allocated based on an independent appraisal of the estimated fair value of the assets acquired.

Amortization of patents and proprietary technology and depreciation of equipment has also changed in the restatement in order to reflect the reallocated values.

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

Convertible Note Payable - Under the plan of reorganization, Broad Investment Partners, LLC (the "lender") agreed to provide financing to Company under the terms of a $1,500,000 convertible promissory note. Under the terms of the note, the lender advanced $698,000 to Flexpoint Holdings, LLC, which debt was assumed by the Company as an increase to the promissory note upon the acquisition of assets from Flexpoint Holdings, LLC in March 2004, and the note was increased in March 2004 by $102,000 that was used to repay a short-term advance from Flexpoint Holdings, LLC. The Company borrowed $583,334 under the note and the note was increased by $60,000 through direct payments by the lender to settle certain secured and priority claims determined in the reorganization plan and other operating expenses.

Although the Company received proceeds under the note of $1,443,334 through March 31, 2004, principal due under the note was $1,500,000, which resulted in a discount to the note of $56,666. The terms of the convertible note payable provided that interest accrued on the $1,500,000 outstanding balance at 10% per annum and that the principal and accrued interest were due three years from the date of the agreement. As provided for in the plan of reorganization, the $1,500,000 principal balance under the note was convertible into 3,000,000 shares of common stock at $0.50 per share. The fair value of the common stock at the date of reorganization was $1.00 per share, based on its average market value for the three-day period before and after February 24, 2004, and resulted in the lender receiving a $1,500,000 beneficial debt conversion option under the conversion terms of the promissory note. The original discount on the note and the discount from the beneficial conversion option were amortized and recognized as interest expense through March 31, 2004 and May 19, 2004 when the note was converted into 2,800,000 shares and 200,000 shares of common stock, respectively.

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


         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                        Reorganized
As of Date of Confirmation      Pre-          Debt          Exchange                    Balance
of Plan, February 24, 2004      Confirmation  Discharge     of Stock      Fresh Start   Sheet
------------------------------- ------------- ------------- ------------- ------------- -------------
ASSETS
Current Assets - Cash           $      2,051  $          -  $          -  $          -  $      2,051
Patent, net                            1,561             -             -       277,586       279,147
Goodwill                                   -             -             -     5,356,414     5,356,414
-----------------------------------------------------------------------------------------------------

Total Assets                    $      3,612  $          -  $          -  $  5,634,000  $  5,637,612
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

NOTE 6 - INCOME TAXES

There was no provision for, or benefit from, income tax during the period. The components of the net deferred tax asset as of June 30, 2004 are as follows:

      ----------------------------------------------------------------
      Operating loss carry forwards                      $   9,541,189
      Deferred license and royalty income                      123,556
      Patents and proprietary technology                       103,540
      Goodwill                                               1,997,942
      ----------------------------------------------------------------
      Total Deferred Tax Assets                             11,766,227
      Valuation allowance                                  (11,766,227)
      ----------------------------------------------------------------

      Net Deferred Tax Asset                             $           -
      ================================================================


As a result of the confirmation of the bankruptcy plan, $7,813,915 in debt was discharged. For tax reporting purposes, net operating loss carry forwards were reduced to $25,580,000 at June 30, 2004. Although net operating losses begin to expire in the year 2012 those carry forwards will be limited or unavailable, under the tax laws, due to a change of greater than 50% in ownership of the Company upon emergence from bankruptcy.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the period from February 24, 2004 through June 30, 2004:

      ----------------------------------------------------------------
      Tax at statutory rate (34%)                       $     (890,995)
      Change in valuation allowance                            977,474
      State tax benefit, net of federal tax effect             (86,479)
      ----------------------------------------------------------------
      Provision for Income Taxes                        $            -
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

The Company valued the issuance of 100,000 common shares to Summit at $114,680, or approximately $1.15 per share, based on the estimated market value of the stock issued on the date of the agreement, with the related expense charged to operations. The Company valued the warrants granted to Summit at $731,328, estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.06%, expected dividend yield of 0.0%, expected life of 5 years and expected volatility of 200%. The value of the warrants is being recognized as consulting expense during the period from March 2004 through September 2004, the period over which the warrants vest and resulted in recognizing $595,100 of consulting expense during the period from February 24, 2004 through June 31, 2004.

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

While we recorded sales of $39,750 for the three month period ended June 30, 2004 (the "2004 second quarter"); we recorded a net loss of $565,885 for the 2004 second quarter and a net loss of $2,620,573 from inception on February 24, 2004 through June 30, 2004. Our auditors have expressed doubt that we can continue as a going concern because we do not have sufficient cash flow to finance our operations on an on-going basis. We will require additional financing to fund our short-term cash needs and we will likely rely on debt financing and private placements of our common stock for additional funding.

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

Net cash used in operating activities for the period from February 24, 2004 through June 30, 2004 was $217,673. Net cash used in investing activities for that interim period was $286,557, with $265,000 of that amount related to the payment for acquisition of equipment from Flexpoint Holdings LLC in March 2004. We are fulfilling orders for Bend Sensor technology and it is critical to our continued operations that we are successful in closing more orders.

Financing.   We have relied on a $1.5 million convertible line of credit which was part of our bankruptcy reorganization plan. Through March 2004, we drew approximately $1,443,000 from the line of credit, which resulted in a discount of the note of $56,666. Of the amount drawn from the line of credit, we used $698,000 to acquire the assets of Flexpoint Holdings, LLC, and $102,000 was used to repay a short-term advance from Flexpoint Holdings, LLC. We borrowed approximately $583,000 for operations and $60,000 was borrowed to settle certain secured and priority claims of the reorganization plan.

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

As provided for in the plan of reorganization, the $1,500,000 total principal amount available under the note was convertible into 3,000,000 shares of common stock at $0.50 per share. The fair value of the common stock at the date of reorganization was $1.00 per share, based on its average market value for the three-day period before and after February 24, 2004, and resulted in the lender receiving a $1,500,000 beneficial debt conversion option under the conversion terms of the promissory note. The original discount on the note and the discount from the beneficial conversion option were amortized and recognized as interest expense through March 31, 2004 when $1,400,000 of the note was converted into 2,800,000 shares of common stock. We also recognized interest expense through May 19, 2004 when $100,000 of the note was converted into 200,000 shares of common stock.

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

Summary Operating Results for the Three Months Ended June 30, 2004
------------------------------------------------------------------

                                                Three months
                                                   ended
                                               June 30, 2004
                                               -------------

      Sales                                    $     39,750

      Cost of Revenue                               (47,405)

      Gross profit (loss)                            (7,655)

      General and administrative expenses          (556,853)

      Interest expense                               (1,377)

      Net loss                                     (565,885)

      Net loss per share                       $      (0.03)

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

Sales for the 2004 second quarter were primarily from licensing fees and royalties and engineering services. General and administrative expenses consisted of professional fees and consulting expense. Consulting expense represented $285,513 of the general and administrative expense and was related to the partial vesting of warrants to purchase 650,000 shares granted to Summit Resource Group in consideration for public and investor relations consulting services. Interest expense was primarily related to our $1.5 million convertible line of credit.

      Summary Balance Sheet Information as of June 30, 2004
      -----------------------------------------------------

      Cash                                     $      68,155

      Total assets                                 8,608,127

      Total current liabilities                      621,347

      Accumulated deficit                         (2,620,573)

      Total stockholders equity                $   7,986,780

Our total assets at June 30, 2004 included total current assets of $104,947, property and equipment valued at $1,238,697, patents and proprietary technology of $1,908,069, and goodwill of $5,356,414.

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