Form 10QSB/A
period 2004-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2005-05-16
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB
                         Amendment No. 2

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


                    PART II: OTHER INFORMATION
Item 6.  Exhibits..........................................................18
Signatures.................................................................18


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

We have restated our financial statements as of September 30, 2004 and for the period from February 24, 2004 through September 30, 2004. An quantitative explanation of the effect of the restatement is located in Note 1 - "Restatement of Financial Statements" in the notes to the financial statements. The following is a summary of the significant reasons for the restatement:
..     We have changed the estimated amount of a beneficial conversion option on the conversion of a note payable on March 31, 2004 in the amount of $1,500,000 as compared to the previously estimated amount of $42,840.
..     In February 2004 we estimated a reorganization value of $5,634,000 based on the negotiated price at which creditors were willing to convert their claims into common stock, and allocated that value to the net assets based on their estimated fair values. As of December 31, 2004, an independent valuation determined the reorganization value at $5,637,612, with cash of $2,051, patents valued at $279,147 and goodwill valued at $5,356,414. The original allocation was restated to reflect the estimated appraised values.
..     The acquisition of equipment and proprietary technology from Flexpoint
      Holdings, LLC on March 31, 2004 has been reallocated based on an independent appraisal of the estimated fair value of the assets acquired.
..     Amortization of patents and proprietary technology and depreciation of equipment has also changed in the restatement in order to reflect the reallocated values.

The financial information set forth below with respect to our consolidated financial position as of September 30, 2004 and the consolidated statements of operations, stockholders' equity and cash flows for the interim period from February 24, 2004 through September 30, 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
               UNAUDITED CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2004
------------------------------------------------------------------------------


ASSETS

Current Assets
Cash                                                           $     185,696
Accounts receivable                                                   40,390
Prepaid expenses                                                       3,290
-----------------------------------------------------------------------------
Total Current Assets                                                 229,376
-----------------------------------------------------------------------------
Property and equipment, net of accumulated
  depreciation of $31,797                                          1,230,262
Patents and proprietary technology, net of
  accumulated amortization of $75,241                              1,865,852
Goodwill                                                           5,356,414
-----------------------------------------------------------------------------

Total Assets                                                   $   8,681,904
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                               $     203,552
Accrued liabilities                                                  104,361
Deferred revenue                                                     325,000
Notes payable - related party                                        243,300
-----------------------------------------------------------------------------
Total Current Liabilities                                            876,213
-----------------------------------------------------------------------------

Stockholders' Equity
Common stock - $0.001 par value; 100,000,000 shares authorized;
  18,798,718  shares issued and outstanding                           18,798
Additional paid-in capital                                         9,993,455
Warrants outstanding                                                 731,328
Deficit accumulated during the development stage                  (2,937,890)
-----------------------------------------------------------------------------
Total Stockholders' Equity                                         7,805,691
-----------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                     $   8,681,904
=============================================================================


       The accompanying notes are an integral part of these unaudited consolidated financial statements.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
          UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------

                                                          For the Period From
                                          For the Three   February 24, 2004
                                          Months Ended    (date of emergence)
                                          Sept. 30,       from bankruptcy)
                                          2004            through Sept.30,2004
------------------------------------------------------------------------------
Sales                                     $       52,296  $        107,796
Cost of goods sold                               (64,425)         (111,830)
------------------------------------------------------------------------------
Gross profit                                     (12,129)           (4,034)

General and administrative expense              (304,481)       (1,374,731)
Interest expense                                    (707)       (1,559,125)
------------------------------------------------------------------------------

Net loss                                  $     (317,317) $     (2,937,890)
==============================================================================

Basic and Diluted Loss Per Share          $        (0.02) $          (0.16)
==============================================================================
Basic and Diluted  Weighted-Average
  Shares Outstanding                          18,798,718        18,335,703
==============================================================================


                 FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                       (A Company in the Development Stage)
             UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FEBRUARY 24, 2004 (DATE OF EMERGENCE FROM
                      BANKRUPTCY) THROUGH SEPTEMBER 30, 2004

                                                                             Deficit
                                                                             Accumulated
                              Common Stock         Additional                During the    Total
                         ------------------------- Paid-in       Warrants    Development   Stockholders'
                             Shares      Amount    Capital       Outstanding Stage         Equity
--------------------------------------------------------------------------------------------------------
Balance - February 24,
2004 (Date of
Emergence from
bankruptcy-Note 3)         14,098,718 $   14,098   $  4,952,166  $        -  $          -  $  4,966,264

Beneficial debt
conversion option                   -          -      1,500,000           -             -     1,500,000

Issuance for
consulting services,
March 3, 2004, $1.15
per share                     100,000        100        114,580           -             -       114,680

Stock based
compensation from
650,000 warrants issued
on March 3, 2004 for
consulting services                 -          -              -     731,328             -       731,328

Issuance for
acquisition of
equipment and
proprietary technology
from Flexpoint Holdings,
LLC, a company
controlled by a
shareholder, March 31,
2004, $1.15 per share       1,600,000      1,600      1,929,709           -             -     1,931,309

Conversion of note
payable, March 31 and
May 19, 2004 $0.50
per share                   3,000,000      3,000      1,497,000           -             -     1,500,000

Net loss                            -          -              -           -    (2,937,890)   (2,937,890)
--------------------------------------------------------------------------------------------------------

Balance - Sept 30, 2004    18,798,718  $  18,798  $   9,993,455  $  731,328  $ (2,937,890) $  7,805,691
=========================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements


                 FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                       (A Company in the Development Stage)
                  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE PERIOD FEBRUARY 24, 2004 (DATE OF EMERGENCE FROM
                      BANKRUPTCY) THROUGH SEPTEMBER 30, 2004
Cash Flows from Operating Activities:
Net loss                                                                                  $  (2,937,890)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                                   31,797
  Amortization of intangible assets                                                              75,241
  Issuance of stock and warrants for services                                                   846,008
  Expenses paid by increase in convertible note payable                                          60,000
  Interest expense from beneficial conversion option of convertible note payable              1,500,000
  Interest expense from origination fees on convertible notes payable                            56,666
  Changes in operating assets and liabilities:
    Accounts receivable                                                                         (40,390)
    Prepaid expense                                                                              (3,290)
    Accounts payable                                                                             (4,554)
    Accrued liabilities                                                                         102,869
    Deferred revenue                                                                            (18,750)
-------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                                          (332,293)
-------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Payments for patents                                                                            (16,369)
Purchase of equipment                                                                           (13,327)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC   (265,000)
-------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                          (294,696)
-------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Increase in related party debt                                                                  240,300
Principal payments on related party debt                                                        (13,000)
Proceeds from borrowings under convertible note payable                                         583,334
-------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                                       810,634
-------------------------------------------------------------------------------------------------------

Net Change in Cash                                                                              183,645

Cash at Beginning of Period                                                                       2,051
-------------------------------------------------------------------------------------------------------

Cash at End of Period                                                                   $       185,696
=======================================================================================================

Supplemental Schedule of Non Cash Investing and Financing Activities:
------------------------------------------------------------------------------------------------------

Short-term advances of $102,000 were repaid from an increase in a convertible note payable.
Issuance of 1,600,000 shares of common stock valued at $1,931,309, issuance of a $698,000 convertible note payable and a cash payment of $265,000 to Flexpoint Holdings, LLC, a company controlled by a shareholder, in exchange for equipment and proprietary technology with a fair value of $1,248,732 and $ 1,645,577 respectively.
The principal balance of a $1,500,000 convertible note payable was converted into 3,000,000 shares of common stock.

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

Interim Financial Statements - The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 2004, its consolidated results of operations and cash flows for the period from February 24, 2004 (date of emergence from bankruptcy) through September 30, 2004. The results of operations for the period from February 24, 2004 through September 30, 2004, may not be indicative of the results that may be expected for the period ending December 31, 2004.

Business Condition - The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and its efforts are primarily obtaining necessary capital to complete its production facility and re-start operations following its emergence from Chapter 11 bankruptcy proceedings. The Company incurred a loss of $2,937,890 and used cash from operations of $332,293 for the period from February 24, 2004 (date of emergence from bankruptcy) through September 30, 2004. Through September 30, 2004, the Company has accumulated a deficit during the development stage of $2,937,890. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable - The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances. At September 30, 2004, management believed the Company had incurred no material impairments in the carrying values of its accounts receivable.

Property and Equipment - Property and equipment are stated at cost. Additions and major improvements are capitalized while maintenance and repairs are charged to operations. Upon retirement, sale or disposition, the cost and accumulated depreciation of the items sold are eliminated from the accounts, and any resulting gain or loss is recognized in operations. Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which are three to seven years. Depreciation expense was $31,797 for the period from February 24, 2004 (date of emergence from bankruptcy) through September 30, 2004.

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

As of September 30, 2004, Sensitron, the Company's subsidiary, had deferred revenue of $325,000, consisting of $250,000 of prepaid licensing royalties to be deferred and recognized as the related licensing royalty sales are reported to the Company by the customer over the remaining term of the agreement, and $75,000 of deferred sales related to software license rights sold to the customer that is being amortized over the six-year term of the contract.

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

At September 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 7. As of September 30, 2004 no stock options had been granted or were outstanding.

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

Restatement of Financial Statements - The Company has restated its financial statements as of September 30, 2004 and for the period from February 24, 2004 (date of emergence from bankruptcy) through September 30, 2004 as follows:


                                    As Previously Effect of
                                    Reported      Restatement   As Restated
------------------------------------------------------------------------------
For the Period from February 24,
 2004 (Date of Emergence from
 Bankruptcy) through Sept 30, 2004

Cost of Revenue                     $     51,072  $     60,758  $    111,830
General and Administrative Expense     1,577,858      (203,127)    1,374,731
Interest Expense                         101,965     1,457,160     1,559,125
Net Loss                              (1,623,099)   (1,314,791)   (2,937,890)
Basic and Diluted Loss Per Share    $      (0.09) $      (0.07) $      (0.16)
------------------------------------------------------------------------------

As of September 30, 2004
Property and Equipment, net         $  1,680,907  $   (450,645) $  1,230,262
Patents and Proprietary Technology     5,432,943    (3,567,091)    1,865,852
Goodwill                                       -     5,356,414     5,356,414
Total Assets                           8,443,226       238,678     8,681,904
Additional Paid-in Capital             8,439,986     1,553,469     9,993,455
Deficit Accumulated During the
  Development Stage                 $ (1,623,099) $ (1,314,791) $ (2,937,890)
------------------------------------------------------------------------------


The following is a summary of the significant reasons for the restatement:

The Company has changed the estimated amount of a beneficial conversion option in the amount of $1,500,000, as compared to the previously estimated amount of $42,840, on the conversion of a note payable on March 31, 2004.

The Company estimated a reorganization value of $5,634,000 based on the negotiated price at which creditors were willing to convert their claims to common stock, and allocated that value to the net assets based on their estimated fair values. As of December 31, 2004, an independent valuation determined that the reorganization value consisted of patents valued at $279,147 and goodwill valued at $5,356,414. The original allocation was restated to reflect the estimated appraised values.

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

Delphi Automotive Systems Supply Agreement - Flexpoint entered into a Purchase and Supply Agreement (the (Supply Agreement() with Delphi Automotive Systems ((Delphi() in June 1998. Under the terms of the Supply Agreement, the Company was to supply its proprietary sensor mats to Delphi for integration into a weight-based suppression system as a critical part of a smart air bag system. The Supply Agreement provided that such sensor mats were to be exclusively supplied to General Motors, through Delphi, by the Company through 2002. In May 2000, the Supply Agreement was amended, primarily providing for Delphi to make loan payments to the Company to be used directly for Delphi programs. As of December 31, 2000, the Company had received loan payments of $1,700,000 from Delphi.

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

Although the Company received proceeds under the note of $1,443,334 through March 31, 2004, principal due under the note was $1,500,000, which resulted in a discount to the note of $56,666. The terms of the convertible note payable provided that interest accrued on the $1,500,000 outstanding balance at 10% per annum and that the principal and accrued interest were due three years from the date of the agreement. As provided for in the plan of reorganization, the $1,500,000 principal balance under the note was convertible into 3,000,000 shares of common stock at $0.50 per share. The fair value of the common stock at the date of reorganization was $1.00 per share, based on its average market value for the three-day period before and after February 24, 2004, and resulted in the lender receiving a $1,500,000 beneficial debt conversion option under the conversion terms of the promissory note. The original discount on the note and the discount from the beneficial conversion option were amortized and recognized as interest expense through March 31, 2004 and May19, 2004 when the note was converted into 2,800,000 shares and 200,000 shares of common stock, respectively.

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


         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        Reorganized
As of Date of Confirmation      Pre-          Debt          Exchange                    Balance
of Plan, February 24, 2004      Confirmation  Discharge     of Stock      Fresh Start   Sheet
------------------------------- ------------- ------------- ------------- ------------- -------------
ASSETS
Current Assets - Cash           $      2,051  $          -  $          -  $          -  $      2,051
Patents, net                           1,561             -             -       277,586       279,147
Goodwill                                   -             -             -     5,356,414     5,356,414
-----------------------------------------------------------------------------------------------------

Total Assets                    $      3,612  $          -  $          -  $  5,634,000  $  5,637,612
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

NOTE 5 - NOTE PAYABLE - RELATED PARTY

Upon emergence from bankruptcy, the Company had $16,000 of unsecured notes payable to a shareholder with interest stated at 10% with repayment terms requiring payment of the principal and interest by December 31, 2004. The Company paid $13,000 of payments on the notes during April and May 2004. The shareholder advanced an additional $240,300 under the terms of notes payable with interest at 15%, payable by December 31, 2004, leaving a remaining balance of $243,300 as of September 30, 2004.

NOTE 6 - INCOME TAXES

There was no provision for, or benefit from, income tax during the period. The components of the net deferred tax asset as of September 30, 2004 are as follows:

      ----------------------------------------------------------------
      Operating loss carry forwards                      $   9,661,880
      Deferred license and royalty income                      121,255
      Patents and proprietary technology                       103,540
      Goodwill                                               1,997,942
      ----------------------------------------------------------------
      Total Deferred Tax Assets                             11,884,617
      Valuation allowance                                  (11,884,617)
      ----------------------------------------------------------------

      Net Deferred Tax Asset                             $           -
      ================================================================


As a result of the confirmation of the bankruptcy plan, $7,813,915 in debt was discharged. For tax reporting purposes, net operating loss carry forwards were reduced to $25,903,000 at September 30, 2004. Although net operating losses begin to expire in the year 2012 those carry forwards will be limited or unavailable, under the tax laws, due to a change of greater than 50% in ownership of the Company upon emergence from bankruptcy.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the period from February 24, 2004 through September 30, 2004:

      -----------------------------------------------------------------
      Tax at statutory rate (34%)                       $     (998,883)
      Change in valuation allowance                          1,095,833
      State tax benefit, net of federal tax effect             (96,950)
      -----------------------------------------------------------------
      Provision for Income Taxes                        $            -
      =================================================================

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

The Company valued the issuance of 100,000 common shares to Summit at $114,680, or approximately $1.15 per share, based on the estimated market value of the stock issued on the date of the agreement, with the related expense charged to operations. The Company valued the warrants granted to Summit at $731,328, estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.06%, expected dividend yield of 0.0%, expected life of 5 years and expected volatility of 200%. The value of the warrants is being recognized as consulting expense during the period from March 2004 through September 2004, the period over which the warrants vest and resulted in recognizing $731,328 of compensation to Summit during the period from February 24, 2004 through September 30, 2004.

NOTE 9 - LEASE COMMITMENT

Effective March 31, 2004, the Company agreed to sub-lease offices and a manufacturing facility in which the Company's acquired equipment is located. The sublease expired in September 2004 with monthly lease payments of $5,500. The Company entered into a new lease five year lease agreement with average monthly payments of $8,718, including common area maintenance, and a 2% annual increase. Total future minimum lease payments as of September30, 2004 are $523,068.

NOTE 10 - SUBSEQUENT EVENT

On October 2, 2004, Sensitron, the Company's subsidiary, cancelled its licensing agreement with a customer for consideration in the amount of $100,000. The balance of $150,000 of deferred prepaid licensing royalties and $75,000 of deferred sales which were being amortized on the Company's books over the six-year term of the original agreement will be included as income on the company's books in the forth quarter of 2004.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

We are engaged principally in designing, engineering and manufacturing sensor technology and equipment using flexible potentiometer technology, which we refer to as Bend Sensor technology. On February 24, 2004 our Chapter 11 bankruptcy reorganization plan was confirmed by the bankruptcy court and as a result, Flexpoint Sensor is considered a new entity for financial reporting purposes. We are a development stage company focused on obtaining necessary capital to re-start operations following our reorganization.

While we recorded sales of $107,796 for the period from February 24, 2004 through September 30, 2004 (the "2004 interim period") we recorded an accumulated deficit of $2,937,890 for the same time period. Our auditors have expressed doubt that we can continue as a going concern because we do not have sufficient cash flow to finance our operations on an on-going basis. We will require additional financing to fund our short-term cash needs and we will likely rely on debt financing, loans from related parties, and private placements of our common stock for additional funding.

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

During the 2004 third quarter, we completed the setup of our ink manufacturing and lab area. Also, we purchased some additional manufacturing equipment to better facilitate any increased manufacturing requirements.
In addition, we experienced progress in our sales efforts and our sales staff is excited about the inquiries that are coming to us about our sensor technology. Management is encouraged that we continue to receive contacts from many companies that believe our sensor technology may be a viable product for their industry.

Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next year. Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable within the next twelve months.

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

Our revenues come from orders for our Bend Sensor technology, however, the revenues are not to a level to support our operations and for the 2004 interim period we recorded net cash used in operating activities of $332,293. Net cash used in investing activities for that interim period was $294,696, with $265,000 of that amount related to the payment for acquisition of equipment from Flexpoint Holdings LLC in March 2004.

Financing.   For the interim period, we have relied on a $1.5 million
convertible line of credit, executed as part of our bankruptcy reorganization, to fund our operations. We also borrowed $240,300 from a related party to
meet short term cash needs, discussed below.   During March and May 2004, we
drew approximately $1,443,000, net of origination fees of approximately $57,000, from the $1.5 million line of credit. Of the amount drawn from the line of credit, we used $698,000 to acquire the assets of Flexpoint Holdings, LLC, and $102,000 was used to repay a short-term advance from Flexpoint Holdings, LLC. We borrowed approximately $583,300 for operations and $60,000 was borrowed to settle certain secured and priority claims of the reorganization plan.

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

During the 2004 third quarter we relied on loans from related parties to fund our operations. At September 30, 2004 we had an unsecured note payable to a shareholder for $243,300 with 15% interest. Upon emergence from bankruptcy we had notes payable to related parties of $16,000 and then borrowed an additional $240,300. We repaid $13,000 on the notes during April and May 2004, leaving a remaining balance of $243,300 as of September 30, 2004. The terms of this note payable require payment of the principal and interest by December 31, 2004.

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

Summary Operating Results for the Periods Ended September 30, 2004
------------------------------------------------------------------

                                                        Interim period
                                  Three Months     from February 24, 2004
                                     Ended                 through
                               September 30, 2004     September 30, 2004
                               -------------------  ----------------------
          Sales                  $      52,296         $       107,796

          Cost of goods sold           (64,425)               (111,830)

          Gross profits (loss)         (12,129)                 (4,034)

          General and
           administrative expenses    (304,481)             (1,374,731)

          Interest expense                (707)             (1,559,125)

          Net loss                    (317,317)             (2,937,890)

          Net loss per share     $       (0.02)        $         (0.16)


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

Our sales were primarily from licensing fees and royalties and engineering services in the 2004 interim period. Sales increased from $39,750 for the 2004 second quarter to $52,296 for the 2004 third quarter. However, cost of goods sold also increased in the 2004 third quarter resulting in a gross loss for the 2004 third quarter.

General and administrative expenses consisted of professional fees and consulting expense. For the 2004 interim period consulting expense represented $731,328 of the general and administrative expense. This expense was related to the issuance of common shares and the vesting of warrants to purchase 650,000 shares granted to Summit Resource Group in March 2004 in consideration for public and investor relations consulting services. The shares were valued at $114,680, or $1.15 per share, and the warrants were valued at $731,328 based on the Black-Scholes option pricing model, or a fair value of $1.13 per share. Warrants to purchase 150,000 shares at $0.70 vested at the execution of the agreement, warrants to purchase 150,000 shares at $0.70 per share vested on May 1, 2004, and warrants to purchase 350,000 shares at $0.80 per share vested on September 1, 2004. The warrants have a five year term from the date they were awarded.

Our interest expense for the 2004 third quarter and interim period was primarily related to interest on our $1.5 million convertible line of credit.

    Summary Balance Sheet Information as of September 30, 2004
   -----------------------------------------------------------

          Cash                              $       185,696

          Total assets                            8,681,904

          Total current liabilities                 876,213

          Accumulated deficit                    (2,937,890)

          Total stockholders equity         $     7,805,691


Cash increased from $68,155 at June 30, 2004 to $185,696 at September 30, 2004. Our total assets at September 30, 2004 included total current assets of $229,376, property and equipment valued at $1,230,262, patents and net proprietary technology of $1,865,852 and goodwill of $5,356,414.

Total current liabilities increased from $621,347 at June 30, 2004 to $876,213 at September 30, 2004. Accounts payable were $203,552, accrued liabilities were $104,361, deferred revenue was $325,000 and notes payable to a related party were $243,300 of the total current liabilities. Deferred revenues consisted of $250,000 prepaid licensing royalties to be deferred and recognized as the related licensing royalty sales were reported to the company by the customer over the remaining term of the agreement. Deferred sales of $75,000 related to software license rights sold to a customer that were being amortized over the six-year term of the contract. However, in October 2004 we cancelled the licensing agreement with the customer and paid the customer $100,000 of the prepayment previously received from the customer. The balance of $225,000 of deferred revenues which was being amortized over the six-year term will be included as revenue in the 2004 fourth quarter.

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

                   PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

31.1 Chief Executive Officer Certification
31.2 Principal Financial Officer Certification
32.1 Section 1350 Certification

Part II Exhibits

2.1 Order Confirming Plan, dated February 24, 2004 (Incorporated by reference to exhibit 2.1 for Form 8-K filed March 5, 2004)
2.2 Debtor's Plan of Reorganization, dated January 14, 2004 (Incorporated by reference to exhibit 2.2 for Form 8-K filed March 5, 2004)
2.3 Asset Purchase Agreement between Flexpoint Sensor and Flexpoint Holdings, LLC, dated March 31, 2004 (Incorporated by reference to exhibit 2.3 of Form 10-QSB, filed May 3, 2004)
3.1 Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 10-SB registration statement, filed June 17,1994.)
3.2 Certificate of Amendment to Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 8-K, filed April 9, 1998)
3.3 Certificate of Amendment to Certificate of Incorporation of Micropoint Inc. (Incorporated by reference to exhibit 3.3 of Form 10-QSB, filed May 3, 2004)
3.4  Restated bylaws of Flexpoint Sensor (Incorporated by reference to exhibit
     3.4 of Form 10-QSB, filed May 3, 2004)
10.1 Credit Line Agreement between Flexpoint Sensor and Broad Investment Partners, LLC, dated January 14, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K filed March 5, 2004)
10.2 Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Filed November 19, 2004)
10.3 Consulting Agreement between Flexpoint Sensor and Summit Resource Group, dated March 3, 2004 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed May 3, 2004)
21 Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21 of Form 10-KSB, filed February 18, 2004)


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