Form 10QSB
period 2005-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2005-05-16
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended March 31, 2005

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

As of May 9, 2005 Flexpoint Sensor Systems, Inc. had a total of 22,834,537 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements................................................2
         Unaudited Condensed Consolidated Balance Sheets.....................3
         Unaudited Condensed Consolidated Statements of Operations...........4
         Unaudited Condensed Consolidated Statement of Stockholders' Equity..5
         Unaudited Condensed Consolidated Statements of Cash Flows...........6
         Notes to Unaudited Condensed Consolidated Financial Statements......7
Item 2.  Management's Discussion and Analysis...............................10
Item 3.  Controls and Procedures............................................15

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........15
Item 6.  Exhibits...........................................................15
Signatures..................................................................17




                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

As a result of our reorganization in 2004 under a court approved Chapter 11 bankruptcy plan, we are now a development stage company with a date of inception of February 24, 2004. The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2005, the condensed consolidated statements of operations and cash flows for the interim period from February 24, 2004 through March 31, 2004, and for the three months ended March 31, 2005, and the condensed consolidated statement of stockholders' equity for the three months ended March 31, 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of results to be expected for any subsequent period.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                                   March 31,   December 31,
                                                     2005         2004
------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                            $  3,235,281  $     54,358
Accounts receivable                                    7,395           749
------------------------------------------------------------------------------
Total Current Assets                               3,242,676        55,107

Property and equipment, net of accumulated
  depreciation of $85,824 and $47,695              1,304,802     1,311,139

Patents and proprietary technology, net of
  accumulated amortization of $150,163
  and $112,702                                     1,793,017     1,827,501

Goodwill                                           5,356,414     5,356,414

Other assets                                           6,500         6,500
------------------------------------------------------------------------------

Total Assets                                    $ 11,703,409  $  8,556,661
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                $     73,338  $    116,378
Accrued liabilities                                   54,014        20,470
Notes payable - related party                         26,190       410,958
------------------------------------------------------------------------------
Total Current Liabilities                            153,542       547,806
------------------------------------------------------------------------------

Stockholders' Equity
Preferred stock - $0.001 par value; 1,000,000
  shares authorized; no shares issued
  or outstanding                                           -             -
Common stock - $0.001 par value; 100,000,000
  shares authorized; 22,974,537 shares and
  19,998,202 shares issued and outstanding            22,974        19,998
Additional paid-in capital                        13,745,550    11,768,255
Warrants outstanding                               2,658,265       731,328
Deficit accumulated during the development stage  (4,876,922)   (4,510,726)
------------------------------------------------------------------------------
Total Stockholders' Equity                        11,549,867     8,008,855
------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity      $ 11,703,409  $  8,556,661
==============================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.



                 FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     For the Period     For the Cumulative
                                                     from               Period from
                                                     February 24, 2004  February 24, 2004
                                      For the Three  (Date of Emergence (Date of Emergence)
                                      Months Ended   from Bankruptcy)   from Bankruptcy)
                                      March 31,      through            through
                                      2005           March 31, 2004     March 31, 2005
-------------------------------------------------------------------------------------------
Revenue                               $      16,547  $         15,750   $        361,980
Cost of revenue                             (82,179)                -           (168,784)
Amortization of patents and
 proprietary technology                     (37,461)                -           (133,543)
-------------------------------------------------------------------------------------------
Gross Profit (Loss)                        (103,093)           15,750             59,653

General and administrative expense
(exclusive of non-cash compensation)       (262,471)         (513,397)          (820,380)
Non-cash compensation expense                     -                 -         (2,622,008)
Interest expense                             (6,122)       (1,557,041)        (1,574,945)
Interest income                               4,518                 -              4,518
Other income                                    972                 -                972
Gain on forgiveness of debt                       -                 -             75,268
------------------------------------------------------------------------------------------

Net Loss                              $    (366,196) $     (2,054,688) $      (4,876,922)
==========================================================================================

Basic and Diluted Loss Per Share      $       (0.02) $          (0.13)
======================================================================
Basic and Diluted Weighted-Average
Common Shares Outstanding                21,408,554        16,253,758
======================================================================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        4


                 FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)


                                                                             Deficit
                                                                             Accumulated
                              Common Stock         Additional                During the    Total
                         ------------------------- Paid-in       Warrants    Development   Stockholders'
                             Shares      Amount    Capital       Outstanding Stage         Equity
--------------------------------------------------------------------------------------------------------
Balance -
 December 31, 2004         19,998,202 $    19,998  $  11,768,255  $ 731,328  $ (4,510,726) $  8,008,855

Private placement
 offering of common
 stock at $0.77 per
 share and warrants
 at $0.61 per warrant
 for cash, net of
 $347,294 cash offering
 costs and 140,000
 common shares and
 140,000 warrants,
 January through
 March 2005                 2,976,335       2,976      1,977,295  1,926,937            -      3,907,208

Net loss                            -           -              -          -     (366,196)      (366,196)
---------------------------------------------------------------------------------------------------------
Balance -
 March 31, 2005            22,974,537  $   22,974  $  13,745,550 $2,658,265  $(4,876,922) $  11,549,867
=========================================================================================================




The accompanying notes are an integral part of these condensed consolidated financial statements.




                 FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    For the Period     For the Cumulative
                                                                    from               Period from
                                                                    February 24, 2004  February 24, 2004
                                                     For the Three  (Date of Emergence (Date of Emergence)
                                                     Months Ended   from Bankruptcy)   from Bankruptcy)
                                                     March 31,      through            through
                                                     2005           March 31, 2004     March 31, 2005
---------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                             $    (366,196) $    (2,054,688)   $   (4,876,922)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation                                             38,129                -            85,824
   Amortization of patents and proprietary technology       37,461                -           150,163
   Issuance of common stock and warrants for services            -          424,267         2,622,008
   Expenses paid by increase in convertible note payable         -           60,000            60,000
   Amortization of discount on note payable                      -        1,556,666         1,556,666
   Changes in operating assets and liabilities:
     Accounts receivable                                    (6,646)               -           (7,395)
     Accounts payable                                      (43,030)        (126,907)        (134,758)
     Accrued liabilities                                    33,544            2,186           52,522
     Deferred revenue                                            -           (6,250)        (343,750)
     Other assets                                                -                -           (6,500)
---------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                     (306,738)        (144,726)        (842,142)
---------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Payments for the purchase of equipment                     (31,792)               -         (141,894)
Payments for patents                                        (2,977)          (1,521)         (18,456)
Payment for acquisition of equipment and proprietary
  technology from Flexpoint Holdings, LLC                        -         (265,000)        (265,000)
---------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                      (34,769)        (266,521)        (425,350)
---------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants      3,907,208                -        3,907,208
Principal payments on notes payable - related parties     (384,768)               -         (435,110)
Proceeds from notes payable - related parties                    -                -          445,300
Proceeds from borrowings under convertible note payable          -          483,334          583,334
---------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                3,522,440          483,334        4,500,732
---------------------------------------------------------------------------------------------------------

Net Change in Cash                                       3,180,933           72,087        3,233,240
Cash at Beginning of Period                                 54,358            2,051            2,051
---------------------------------------------------------------------------------------------------------

Cash at End of Period                                $   3,235,291  $        74,138    $   3,235,291
=========================================================================================================

Supplemental Cash flow Information:
---------------------------------------------------------------------------------------------------------
Interest paid                                        $     10,634   $             -    $      20,291
=========================================================================================================

Supplemental Schedule of Noncash Investing and Financing Activities - Note 5


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        6

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual financial statements of Flexpoint Sensor Systems, Inc. for the years ended December 31, 2004, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005. In particular, The Company's significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Nature of Operations - Flexpoint Sensor Systems, Inc. (the Company), located in Salt Lake City, Utah, is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. The Company is in the development stage as planned operations have not commenced. Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking manufacturing contracts.

Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and common equivalents outstanding during the period. At March 31, 2005 there were warrants outstanding to purchase 3,626,335 shares of common stock and at March 31, 2004 there were warrants outstanding to purchase 650,000 shares of common stock. These warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Recent Accounting Pronouncements - In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123(R)"). Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under the options for adoption available under Statement 123(R), the Company has determined to adopt Statement 123(R) on the modified-prospective basis beginning on January 1, 2006, which will result in the recognition of the remaining unamortized grant-date fair value compensation over the remaining vesting period.

NOTE 2 - NOTES PAYABLE - RELATED PARTY

The Company had unsecured notes payable to shareholders with interest stated at 12% and repayment terms which required payment of the principal and interest by December 31, 2004. Under amended terms, payment of the entire principal and interest was due to the shareholders by the extended due date of March 31, 2005. On December 31, 2004 the principal balance of the note was $410,958. During the first quarter the Company repaid $384,768 on the notes leaving an aggregate remaining balance of $26,190 as of March 31, 2005. Interest expense for the three months ended March 31, 2005, related to the notes payable was of $10,634.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 3 - CONVERTIBLE NOTE PAYABLE

Under the Company's plan of reorganization which was confirmed on February 24, 2004, Broad Investment Partners, LLC (the "lender") agreed to provide financing to Company under the terms of a $1,500,000 convertible promissory note. Under the terms of the note, the lender advanced $698,000 to Flexpoint Holdings, LLC, which debt was assumed by the Company upon the acquisition of assets from Flexpoint Holdings, LLC in March 2004, and the note was increased in March 2004 by $102,000 that was used to repay a short-term advance from Flexpoint Holdings, LLC. The Company borrowed $583,334 under the note and the note was increased by $60,000 through direct payments by the lender to settle certain secured and priority claims determined in the reorganization plan and other operating expenses.

Although the Company received proceeds and assumed amounts due under the note of $1,443,334 through March 31, 2004, the principal amount due under the note was $1,500,000, which resulted in a discount on the note of $56,666. The terms of the convertible note payable provided that interest accrued on the $1,500,000 outstanding balance at 10% per annum and that the principal and accrued interest were due three years from the date of the agreement. As provided for in the plan of reorganization, the $1,500,000 principal balance under the note was convertible into 3,000,000 shares of common stock at $0.50 per share. The fair value of the common stock at the date of reorganization was $1.00 per share, based on its average market value for the three-day period before and after February 24, 2004, and resulted in the lender receiving a $1,500,000 beneficial debt conversion option under the conversion terms of the promissory note. The original discount on the note and the discount from the beneficial conversion option were recognized as interest expense through March 31, 2004 when the note was converted into 3,000,000 shares of common stock.

NOTE 4 - PRIVATE PLACEMENT

From January 25, 2005 through March 31, 2005, the Company issued 2,836,335 shares of common stock and warrants to purchase 2,836,335 shares of common stock at $3.00 per share from October 1, 2005 through September 30, 2007 in a private placement offering. The Company realized proceeds of $3,907,208, net of $347,294 of cash offering costs. The Company also issued the placement agent 140,000 shares of common stock and 140,000 warrants exercisable at $3.00 per share for the agent's services in connection with the offering. The fair value of the warrants issued was $4,047,816 as determined by the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.58%, volatility of 200% and an estimate life of two years. The net proceeds were allocated to the shares of common stock and the warrants based upon their relative fair values and resulted in allocating $1,980,271 to the shares of common stock and $1,926,937 to the warrants.

An investor may not exercise their warrants if the exercise of the warrant would cause the investor to own more than 4.99% of the then issued and outstanding common stock of the Company. If the closing bid price of the Company's common stock is greater than $4.00 per share for five consecutive trading days after October 1, 2005, the Company may call the warrants, in whole or in part, for no consideration, which would require the investor to either exercise the warrants within fifteen trading days or forfeit the warrants.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 5 - SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITES

On March 31, 2004, the Company issued 1,600,000 shares of common stock valued at $1,931,309, assumed a $698,000 convertible note payable and paid cash of $265,000 to Flexpoint Holdings, LLC, a company controlled by a shareholder, in exchange for equipment valued at $1,248,732 and proprietary technology value at $1,645,577. On March 31, 2004, a $1,400,000 convertible note payable was converted into 2,800,000 shares of common stock.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

We are a development stage company engaged principally in designing, engineering and manufacturing flexible potentiometer technology that we call Bend Sensor technology. As a result of our bankruptcy reorganization under Chapter 11, we are considered a new entity for financial reporting purposes with an inception date of February 24, 2004. We are primarily involved in development stage activities of acquiring equipment and technology, organizing our business operations, obtaining funding and seeking manufacturing contracts.

While we recorded revenue of $16,547 for the three month period ended March 31, 2005 (the "2005 first quarter"), we recorded an accumulated deficit of $4,876,922 at March 31, 2005. However, during the 2005 first quarter we completed a private placement offering that provided proceeds of approximately $3.9 million. Management anticipates that the proceeds from the private offering will fund operations for approximately the next fourteen months. We may require additional financing and will likely rely on debt financing, loans from related parties, and private placements of our common stock for that funding.

During the 2005 first quarter a new management team began to evaluate our business plan and direct changes for growth of our business operations. We have added engineering personal and are in the process of adding to our sales and manufacturing departments. We are also manufacturing and shipping our Bend Sensor products for non-automotive applications. Management continues its efforts to negotiate automotive contracts and has met with automotive suppliers and manufacturers in Europe and in the United States, but we have not entered into a major contract for the sale of our products as of the date of this filing.

Finalizing a major contract with a customer remains our greatest challenge. Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next six months to one year. Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable within the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

Our revenues are not to a level to support our operations and during the 2005 first quarter we conducted a private offering to raise cash. Net cash used in operating activities was $306,738 for the 2005 first quarter compared to net cash used for in operating activities was $144,726 for the for the 35-day period from our date of inception, February 24, 2004, through March 31, 2004 (the "2004 interim period").

Our private placement (described in more detail in Part II, Item 2, below) resulted in the issuance of an aggregate of

2,836,335 units to purchasers and 140,000 units issued to the placement agent. After costs we realized net proceeds of $3,907,208. We intend to use these proceeds to purchase and install equipment, develop our QS-9000 certified facility, and as working capital. QS-9000 is shorthand for "Quality System Requirements QS-9000." It is a common supplier quality standard for DaimlerChyrsler Corporation, Ford Motor Company and General Motors Corporation. QS-9000 is based on the 1994 edition of ISO 9001, but it contains additional requirements that are particular to the automotive industry.

As we enter into new technology agreements in the future, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs. If we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and royalties related to these agreements. However, we have formalized only a few additional agreements since confirmation of our bankruptcy reorganization plan and there can be no assurance that agreements will come to fruition in the future or that a desired technological application can be brought to market.

FINANCING

For the 2005 first quarter net cash provided from financing activities was $3,522,440, with $3,907,208 representing proceeds from the private placement. Management anticipates that the proceeds from our private placement will fund our operations in the short term, but we may still require debt financing, notes from related parties, and private placements of our common stock to fund the expansion of our operations.

If all of the warrants issued in the private placement are exercised, then we may realize total net proceeds from the private placement offering of approximately $12,835,000, based on an exercise price of $3.00 per warrant. Except for the "call" provision, the warrant holders have discretion as to when or if the warrants are exercised. The "call" provision requires that if the closing bid price of our common stock is greater than $4.00 per share for five consecutive trading days after October 1, 2005 and during the exercise term of the warrant, then we have the right to call the warrant in whole or in part, forcing the investor to exercise the warrant within fifteen trading days or the warrant is forfeited. We cannot guarantee that the price of our common stock will reach $4.00 and in that case, the warrant holders will determine when and if the warrants are exercised.

COMMITMENTS AND CONTINGENCIES

Our principal commitments consist of an operating lease and our total current liabilities of $153,542, discussed in more detail below in "Results of Operations." The operating lease has average monthly payments of $8,718, including common area maintenance and a 2% annual increase. The total future minimum payments under this lease are $497,710 as of December 31, 2004.

During the 2005 first quarter we paid $384,768 of notes payable and reduced our total notes payable to $26,190 at March 31, 2005. We relied on loans from related parties to fund our operations after our emergence from bankruptcy.
At December 31, 2004 we had an unsecured note payable to First Equity Holdings Corp., a shareholder, for $198,000 at 12% interest, and we also had an unsecured note payable to Persimmon LLC for $212,958 at 12% interest. We owed Persimmon LLC $16,000 upon emergence from bankruptcy. Then we borrowed an additional $247,100 from Persimmon and repaid $50,342. The initial terms of these notes payable required payment of the principal and interest by December 31, 2004; however, the terms were amended to extend the due dates to March 31, 2005. During the 2005 first quarter we repaid the $198,000 note plus interest to First Equity Holdings Corp., and paid $186,768 of the note payable to Persimmon LLC, reducing our total notes payable to a balance of $26,190.

OFF-BALANCE SHEET ARRANGEMENTS

None.

NEW ACCOUNTING ANNOUNCEMENTS

In December 2004 the Financial Accounting Standards Board issued Statement No. 123 Share-Based Payment ("Statement 123(R)"). Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments over the period the options and awards vest. We determined to adopt Statement 123(R) on the modified-prospective basis beginning on January 1, 2006, which will result in the recognition of the remaining unamortized grant-date fair value compensation over the remaining vesting period.

RESULTS OF OPERATIONS

The following discussions are based on the unaudited condensed consolidated operations of Flexpoint Sensor and its subsidiaries and should be read in conjunction with our financial statements included in this report at Part I,
Item 1, above. The first column summarizes our operations for the 2005 first quarter and the second column summarizes our operations for the 35-day period from our date of inception, February 24, 2004, through March 31, 2004.


                    SUMMARY OPERATING RESULTS

                                For the                For the period
                                three month period     from Feb. 24, 2004
                                ended March 31, 2005   through March 31, 2004
                                ---------------------  ----------------------
Revenue                         $      16,547          $       15,750

Cost of revenue                       (82,179)                      -

Amortization of proprietary
  technology                          (37,461)                      -

Gross profit (loss)                  (103,093)                 15,750

General and administrative
  expense                            (262,471)               (513,397)

Interest expense                       (6,122)             (1,557,041)

Interest income                         4,518                       -

Other income                              972                       -

Net loss                             (366,196)             (2,054,688)

Net loss per share              $       (0.02)         $        (0.13)


Our revenue for both the 2005 first quarter and the 2004 interim period was primarily from licensing fees and royalties, and engineering services.
Revenue from the sale of a product is recorded at the time of shipment to the customer. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.

Cost of revenue for the 2005 first quarter was primarily related to materials and labor associated with product sales and customer prototype development.

General and administrative expense primarily consists of compensation and consulting expense, exclusive of non-cash compensation.

Interest expense was primarily related to the interest on loans. For the 2004 interim period $1,500,000 of the interest expense was the result of the beneficial conversion option of convertible debt into shares of common stock. After confirmation of our bankruptcy reorganization plan we relied on a $1.5 million convertible line of credit, executed as part of our bankruptcy reorganization, to fund our operations. In March and May 2004 the $1,500,000 amount drawn from the line of credit was converted into common stock at a rate of $0.50 per share. This conversion resulted in the issuance of 3,000,000 shares of common stock to Broad Investment Partners and its assignees. The conversion right was granted on the date we emerged from bankruptcy when our common stock was trading at an average $1.00 per share. We considered the difference between the conversion right and market value of our common stock to be a beneficial conversion option for which we recorded a $1,500,000 charge to operations.


                SUMMARY BALANCE SHEET INFORMATION

The chart below presents a summary of our balance sheet at March 31, 2005 and December 31, 2004. Further details are presented in our unaudited financial statements included in this report at Part I, Item 1, above.

                                        March 31, 2005     December 31, 2004
                                        -----------------  -----------------

Cash                                    $     3,235,281    $         54,358

Total current assets                          3,242,676              55,107

Total Assets                                 11,703,409           8,556,661

Total current liabilities                       153,542             547,806

Deficit accumulated during                   (4,876,922)         (4,510,726)

the development stage

Total stockholders equity               $    11,549,867    $      8,008,855


Cash increased at March 31, 2005, primarily as a result of the proceeds from our private placement. Our total assets at March 31, 2005, included total current assets of $3,242,676, property and equipment valued at $1,304,802, patents and proprietary technology of $1,793,017, goodwill of $5,356,414, and other assets of $6,500.

Total current liabilities at March 31, 2005, included accounts payable of $73,338, accrued liabilities of $54,014, and notes payable to related parties of $26,190.

     Factors Affecting Future Performance

You should consider carefully the following risk factors and other information in this report before investing in our common stock.

     We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues. We anticipate proceeds from our recent private placement will fund the development of a QS-9000 manufacturing facility. However, we anticipate that sales will not increase until late 2005 or early 2006. In addition, if we decide to expand our business activities outside the automotive market in 2005, we anticipate needing more than approximately $1,000,000 in additional funding. The lack of revenues or funding may cause us to delay planned growth or the execution of our business plan.

     We may not have adequate experience to successfully manage anticipated growth.

We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our managerial, operating, financial and other resources. Our future performance will depend, in part, on our ability to manage growth effectively, which will require us to (i) improve existing and implement new financial controls and systems, management information systems, operating, administrative, financial and accounting systems and controls, (ii) maintain close coordination among engineering- programming, accounting, finance, marketing, sales and operations; and (iii) attract and retain additional qualified management, technical and marketing personnel. There is intense competition for management, technical and marketing personnel in our business. The loss of the services of any of our key employees or our failure to attract and retain additional key employees could have a material adverse effect on our ability to continue as a going concern.

     We may not have adequate manufacturing capacity to meet anticipated manufacturing.

We have completed installation of our first production line. Based on projected orders under the current and anticipated agreements, we will need to complete a second production line and have it installed and approved in 2006. The second manufacturing line is expected to result in increased manufacturing capacity and manufacturing efficiencies. We are currently on schedule to complete the line by the estimated date. However, we cannot assure you that we will successfully complete the second production line, that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our customers.

     Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to capture increased market share.

The market for sensor devices is extremely competitive, and we expect that competition will intensify in the future. Our primary competitors in the related sensor markets are International Electronics and Engineering, Siemens, Robert Bosch Corporation, Denso, Breed Technologies, TRW, Delphi, Autoliv, Takata and Temic. We believe that none of our competitors have a product that is superior to our Bend Sensor technology at this time. However, many of our competitors and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products and markets than we can. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business, operating results or financial condition.

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

     Our products must satisfy governmental regulations in order to be marketable

During the past several years, the automotive industry has been subject to increased government safety regulation. Among other things, proposed regulations from the National Highway Transportation and Safety Administration would require automakers to incorporate advanced air bag technology into vehicles beginning in 2005 with the phase in to be completed by 2008. These proposals call for upgraded air bag system performance tests for passenger cars and light trucks. The new testing requirements are intended to improve the safety of infants, children and out-of-position adults, and maximize the protection of properly seated adults. The National Highway Transportation and Safety Administration tests are similar to conditions that we have already been using to test our Sensor Mat System and we believe that our Sensor Mat System will meet the standards as proposed. There can be no assurance, however, that our Sensor Mat System will meet the proposed National Highway Transportation and Safety Administration standards or the standards will not be modified. In addition, automakers may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments in new technology, including our Bend Sensor, until final regulatory action is taken. We cannot predict what impact, if any, these proposals or reforms might have on our financial condition and results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chairman of the Board who acts in the capacity of principal financial officer have reevaluated the effectiveness of our disclosure controls and procedures, as defined by the Exchange Act. They determined that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting made in our annual report on Form 10-KSB, filed March 31, 2005, remain accurate.

                   PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2005, we closed our private placement offering conducted pursuant to Rule 506 of Regulation D. We issued 2,836,335 units to 54 accredited investors and issued 140,000 units to the placement agent, Alpine Securities Corporation, as a commission. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock. The maximum aggregate offering price of the private placement was $4,725,000 and we realized proceeds of $3,907,208, net of $347,294 of cash offering costs. The warrants sold as part of the unit have an exercise price of $3.00 and have a two year exercise term beginning October 1, 2005. The warrants are also subject to a "call." If the closing bid price of our common stock is greater than $4.00 per share for five consecutive trading days after October 1, 2005, then we have the right to call the warrants in whole or in part, forcing the investor to exercise the warrant within fifteen trading days or the warrant is forfeited. Also, the investor may not exercise a warrant if the exercise of the warrant would cause the investor to own more than 4.99% of our then issued and outstanding common stock.

ITEM 6. EXHIBITS

Part I Exhibits

31.1 Chief Executive Officer Certification
31.2 Principal Financial Officer Certification
32.1 Section 1350 Certification

Part II Exhibits

No.  Description.
---- ------------
2.1 Order Confirming Plan, dated February 24, 2004 (Incorporated by reference to exhibit 2.1 for Form 8-K filed March 5, 2004)
2.2 Debtor's Plan of Reorganization, dated January 14, 2004 (Incorporated by reference to exhibit 2.2 for Form 8-K filed March 5, 2004)
2.3 Asset Purchase Agreement between Flexpoint Sensor and Flexpoint Holdings, LLC, dated March 31, 2004 (Incorporated by reference to exhibit 2.3 of Form 10-QSB, filed May 3, 2004)
3.1 Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 10-SB registration statement, filed June 17,1994.)
3.2 Certificate of Amendment to Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 8-K, filed April 9, 1998)
3.3 Certificate of Amendment to Certificate of Incorporation of Micropoint Inc. (Incorporated by reference to exhibit 3.3 of Form 10-QSB, filed May 3, 2004)
3.4  Restated bylaws of Flexpoint Sensor (Incorporated by reference to exhibit
     3.4 of Form 10-QSB, filed May 3, 2004)
10.1 Credit Line Agreement between Flexpoint Sensor and Broad Investment Partners, LLC, dated January 14, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K filed March 5, 2004)
10.2 Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)
10.3 Consulting Agreement between Flexpoint Sensor and Summit Resource Group, dated March 3, 2004 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed May 3, 2004)
21 Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21 of Form 10-KSB, filed February 18, 2004)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                                 FLEXPOINT SENSOR SYSTEMS, INC.

                                   /s/ Clark M. Mower
Date: May 13, 2005            By: _______________________________________
                                  Clark M. Mower
                                  President, Chief Executive Officer and
                                  Director


                                   /s/ John A. Sindt
Date: May 13, 2005            By: _______________________________________
                                  John A. Sindt
                                  Secretary/Treasurer
                                  Chairman of the Board
                                  Principal Financial and Accounting Officer