Form 10KSB/A
period 2004-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2005-06-30
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB/A
                         Amendment No. 1

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

As of March 24, 2005, Flexpoint Sensor Systems, Inc. had 19,998,202 shares of common stock outstanding. The market value of the shares of voting common stock held by non-affiliates on that date was approximately $19,431,739.

Check if the issuer has filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                        TABLE OF CONTENTS

                             PART II

Item 6.  Management's Discussion and Analysis or Plan of Operation.........3
Item 7.  Financial Statements..............................................9
Item 8A. Controls and Procedures..........................................40

                             PART III

Item 13. Exhibits.........................................................40
Signatures................................................................41



                         EXPLANATORY NOTE

This annual report has been amended to include all required financial statements for each of the two fiscal years preceding the date of the presented audit balance sheet.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE OVERVIEW

We have had minimal operations since September 2000 and were forced to seek bankruptcy protection in July 2001. On February 24, 2004, our Chapter 11 bankruptcy reorganization plan was confirmed by the bankruptcy court. As a result, Flexpoint Sensor is considered a new entity for financial reporting purposes with a date of emergence from bankruptcy of February 24, 2004. We are a development stage company focused on obtaining financing and seeking manufacturing contracts for the design and engineering of our Bend Sensor technology and equipment.

As a result of the confirmation of our reorganization plan, we used fresh-start reporting from the February 24, 2004 date of emergence from bankruptcy and have included the audited financial statements for the interim period from February 24, 2004 through December 31, 2004 (the "2004 interim period"). We have also include the audited financial statements for the periods prior to the confirmation of our bankruptcy reorganization plan, including the year ended December 31, 2003 (the "2003 year"), and a short period from January 1, 2004 through February 23, 2004 (the "2004 short period").

We recorded revenue of $345,433 for the 2004 interim period, but we recorded an accumulated deficit of $4,510,726 and used cash from operations of $535,404 for that period. We have met our short-term cash needs after confirmation of our bankruptcy reorganization plan with proceeds from related party notes and from a convertible note payable. Management anticipates that the private offering we initiated in January 2005 will fund operations for the next six to nine months. However, we will require additional financing and will likely rely on debt financing, loans from related parties, and private placements of our common stock for additional funding.

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

LIQUIDITY AND CAPITAL RESOURCES

Our revenues are not to a level to support our operations and for the 2004 interim period we recorded net cash used in operating activities of $535,404. Net cash used in operating activities for the 2003 year was $7,351.

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

FINANCING

After confirmation of our bankruptcy reorganization plan, we relied on a $1.5 million convertible line of credit from Broad Investment Partners (executed as part of our bankruptcy reorganization) to fund our operations. During March 2004, we drew $1,443,334 from this line of credit, which resulted in a discount to the note of $56,666. Of the amount drawn from the line of credit, we assumed debt of $698,000 to acquire the assets of Flexpoint Holdings, LLC, and $102,000 was used to repay a short-term advance from Flexpoint Holdings, LLC. We borrowed $583,334 from the credit line for operations and $60,000 was borrowed from the credit line to settle certain secured and priority claims of the reorganization plan.

Pursuant to the terms of the convertible line of credit, we initially placed 3,000,000 free trading shares in an escrow account for conversion of the credit line. In March 2004 the $1,500,000 amount drawn from the line of credit was converted into common stock at a rate of $0.50 per share. This conversion resulted in the issuance of 3,000,000 shares of common stock to Broad Investment Partners and its assignees. The conversion right was granted on the date we emerged from bankruptcy when our common stock was trading at an average $1.00 per share. We considered the difference between the conversion right and market value of our common stock to be a beneficial conversion option for which we amortized and recognized as interest expense through March 31, 2004.

In January of 2005 we initiated a private offering pursuant to Rule 506 of Regulation D. We offered up to 3,150,000 units at $1.50 per unit. The maximum offering price of the private offering was $4,725,000, if all the units were sold. We closed the private offering on March 31, 2005, and realized net proceeds of $3,907,208 and sold 2,836,335 units to purchasers and 140,000 units were issued to the placement agent.

ASSET PURCHASE

On March 31, 2004 Flexpoint Sensor entered into an asset purchase agreement with Flexpoint Holdings, LLC, a company owned in part and controlled by a less than 5% shareholder of Flexpoint Sensor. The agreement provided that Flexpoint Sensor acquire substantially all of Flexpoint Holding's equipment and proprietary technology. The equipment consisted of manufacturing equipment to produce our Bend Sensor products and the technology consisted of the software algorithms that interpret data provided by the sensor technology.
 Flexpoint Holdings, LLC was a Utah limited liability company formed to acquire and hold the assets that one of Flexpoint Sensor's creditors caused to be seized during 2001 and sold at public auction during 2002.

To acquire the equipment and technology, we paid $265,000 in cash, we issued 1,600,000 shares of our restricted common stock valued at $1,931,309, or $1.21 per share, and we assumed a convertible note payable of $698,000. The equipment and technology had a appraised fair value of $4,302,643, with the fair value of the property and equipment at $1,248,732 and the proprietary technology at $1,645,577.

COMMITMENTS AND CONTINGENCIES

Our principal commitments consist of our total current liabilities, discussed in more detail below in "Results of Operations," and an operating lease. The operating lease has average monthly payments of $8,718, including common area maintenance and a 2% annual increase. The total future minimum payments under this lease are $497,710 as of December 31, 2004.

During the 2004 interim period we have relied on loans from related parties to fund our operations. At December 31, 2004, we had an unsecured note payable to First Equity Holdings Corp., a more than 10% shareholder of Flexpoint Sensor, for $198,000 at 12% interest, and we also had an unsecured note payable to Persimmon LLC for $212,958. We owed Persimmon LLC $16,000 upon emergence from bankruptcy. Then we borrowed an additional $247,100 from Persimmon and repaid $50,342. The initial terms of these notes payable required payment of the principal and interest by December 31, 2004; however, the terms were amended to extend the due dates to March 31, 2005. As of March 25, 2005, we had repaid the $198,000 note to First Equity Holdings Corp., plus interest, and paid $186,768 of the note payable, plus interest, to Persimmon LLC.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

In connection with the approval of our bankruptcy reorganization plan, we estimated the fair value of the patents listed on our books as of February 24, 2004. This valuation was an estimate and subject to completion of an independent appraisal of our intangible assets consisting of patents and goodwill. During the 2004 fourth quarter the independent appraisal was completed. The independent appraisal established the fair value of intangible assets at $5,634,000 and the total fair value was allocated between the value of the patents and goodwill per the independent appraisal. Patents were allocated $277,586 and goodwill was allocated $5,356,414.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor and its subsidiaries and should be read in conjunction with our audited financial statements for the interim period from emergence from bankruptcy on February 24, 2004 through December 31, 2004, the 2004 short period from January 1, 2004 through February 23, 2004, and the year ended December 31, 2003. These financial statements are included in this report at
Part II, Item 7, below.



                    SUMMARY OPERATING RESULTS

                                    Period from    Period from
                                    Feb. 24, 2004  Jan. 1, 2004
                                    through        through       Year ended
                                    Dec. 31, 2004  Feb. 23, 2004 Dec. 31, 2003
                                    -------------- ------------- -------------

Revenue                             $     345,433  $          -  $     30,220

Cost of revenue                           (86,605)            -         1,883

Amortization of proprietary technology    (96,082)            -             -

Gross profit                              162,746             -        28,337

Total operating expense                 3,179,917        18,161       112,860

Total other income (expense)           (1,568,823)            -       (29,730)

Total reorganization items                 75,268       571,951       (34,503)

Net income (loss)                      (4,510,726)      553,790      (148,756)

Net income (loss) per share         $       (0.24) $       0.01  $          -


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

For the 2004 interim period and the 2003 year our revenue was primarily from licensing fees and royalties, and engineering services. Licensing revenue of $225,000 recorded in the fourth quarter of 2004 resulted from the early cancellation of a licensing agreement, which accelerated recognition of the revenues previously deferred to be recognized evenly over the six-year term of the license agreement. In October 2004 we cancelled the licensing agreement with a customer and paid the customer $100,000 of the prepayment we had previously received from the customer. The balance of $225,000 of deferred revenues that was being amortized over the six-year term were included as revenue in the 2004 fourth quarter.

For all periods operating expense primarily consisted of compensation and consulting expense. For the 2004 interim period compensation expense of $1,776,000 was related to settlement of claims by the issuance of 1,200,000 shares of restricted common stock to an officer and director of the company. Consulting expense represented $846,008 of the general and administrative expense for the 2004 interim period. This expense was related to the issuance of common shares and the vesting of warrants to purchase 650,000 shares granted to Summit Resource Group in March 2004 in consideration for public and investor relations consulting services.

Total other expense for the 2004 interim period was primarily related to the interest on loans and a $1,500,000 beneficial conversion of convertible debt into shares of common stock. The total other expense for the 2003 year was also related to interest on loans.

For the 2004 short period the total reorganization items related to forgiveness of debt related to accounts payable by our subsidiary, Flexpoint, Inc. Flexpoint, Inc. was excluded from the bankruptcy proceedings and its debts were not subject to compromise in the bankruptcy proceedings. The contractual interest on Flexpoint Inc.'s obligation was aged past the statute of limitations and the vendors had not made efforts to obtain payment. Accordingly, in 2004 debt of $75,049 was considered to be forgiven.

For the 2003 year, total reorganization expense was primarily related to professional fees related to our bankruptcy proceedings.

As a result of the above, we recorded a net loss for the 2004 interim period, while we recorded a net gain for the 2004 short period due to forgiveness of debt.

     Balance Sheet

The charts below present a summary of our balance sheet at December 31, 2004. Further details are presented in our audited financial statements included in this report at Part II, Item 7, below.

                SUMMARY BALANCE SHEET INFORMATION

                                        Period from
                                        Feb. 24, 2004
                                        through
                                        Dec. 31, 2004
                                        -------------

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

                   ITEM 7. FINANCIAL STATEMENTS



         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)


                                                                   Page

   Report of Independent Registered Public Accounting Firm .............F-2

   Consolidated Balance Sheet - December 31, 2004 ......................F-3

   Consolidated Statement of Operations for the Period from
      February 24, 2004 (Date of Emergence from Bankruptcy)
      through December 31, 2004 ........................................F-4

   Consolidated Statement of Stockholders' Equity for the
      Period from February 24, 2004 (Date of Emergence from
      Bankruptcy) through December 31, 2004 ............................F-5

   Consolidated Statement of Cash Flows for the Period from
      February 24, 2004 (Date of Inception) through
      December 31, 2004.................................................F-6

   Notes to Consolidated Financial Statements...........................F-7

HANSEN, BARNETT & MAXWELL
   A Professional Corporation
   CERTIFIED PUBLIC ACCOUNTANTS
   5 Triad Center, Suite 750
   Salt Lake City, UT 84180-1128
   Phone: (801) 532-2200
   Fax: (801) 532-7944
   www.hbmcpas.com


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and the Board of Directors
Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheet of Flexpoint Sensor Systems, Inc. and subsidiaries (a development stage company) (the Company) as of December 31, 2004 and the related consolidated statement of operations, stockholders' equity, and cash flows for the period from February 24, 2004 (date of emergence from bankruptcy ) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
               CONSOLIDATED STATEMENT OF OPERATIONS
    FOR THE PERIOD FROM FEBRUARY 24, 2004 (DATE OF EMERGENCE
            FROM BANKRUPTCY) THROUGH DECEMBER 31, 2004


------------------------------------------------------------------------------

Revenue                                                        $      345,433
Cost of revenue                                                       (86,605)
Amortization of proprietary technology                                (96,082)
------------------------------------------------------------------------------
Gross Profit                                                          162,746

General and administrative expense (including $2,622,008
  of noncash compensation expense)                                 (3,179,917)
Interest expense                                                   (1,568,823)
Forgiveness of debt                                                    75,268
------------------------------------------------------------------------------

Net Loss                                                       $   (4,510,726)
==============================================================================

Basic and Diluted Loss Per Share                               $        (0.24)
==============================================================================

Basic and Diluted Weighted-Average Common Shares Outstanding       18,503,026
==============================================================================



    The accompanying notes are an integral these consolidated
                      financial statements.




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

                                       F-5

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
               CONSOLIDATED STATEMENT OF CASH FLOWS
    FOR THE PERIOD FROM FEBRUARY 24, 2004 (DATE OF EMERGENCE
            FROM BANKRUPTCY) THROUGH DECEMBER 31, 2004


------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net loss                                                        $  (4,510,726)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation                                                        47,695
   Amortization of intangible assets                                  112,702
   Issuance of stock and warrants for services                      2,622,008
   Expenses paid by increase in convertible note payable               60,000
   Amortization of discount on note payable                         1,556,666
   Changes in operating assets and liabilities:
     Accounts receivable                                                 (749)
     Accounts payable                                                 (91,728)
     Accrued liabilities                                               18,978
     Deferred revenue                                                (343,750)
     Other assets                                                      (6,500)
------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                (535,404)
------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Payments for patents                                                  (15,479)
Purchase of equipment                                                (110,102)
Payment for acquisition of equipment and proprietary
 technology from Flexpoint Holdings, LLC                             (265,000)
------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                (390,581)
------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties                         445,300
Principal payments on notes payable - related parties                 (50,342)
Proceeds from borrowings under convertible note payable               583,334
------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                             978,292
------------------------------------------------------------------------------

Net Change in Cash                                                     52,307

Cash at Beginning of Period                                             2,051
------------------------------------------------------------------------------

Cash at End of Period                                           $      54,358
==============================================================================

Supplemental Cash flow Information:
------------------------------------------------------------------------------
Interest paid                                                   $       9,657
------------------------------------------------------------------------------

Supplemental Schedule of Non Cash Investing and Financing Activities:
------------------------------------------------------------------------------
Short-term advances of $102,000 were repaid from an increase in a convertible note payable.  Issuance of 1,600,000 shares of common stock valued at $1,931,309, assumption of a $698,000 convertible note payable and a cash payment of $265,000 to
  Flexpoint Holdings, LLC, a company controlled by a shareholder, in exchange for equipment and proprietary technology with a value of $2,894,309.
The principal balance of a $1,500,000 convertible note payable was converted into 3,000,000 shares of common stock.
------------------------------------------------------------------------------



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

Share Based Compensation - The Company accounts for its share-based compensation to employees and directors under APB 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation related to stock options, if any, is recorded if an option's exercise price on the grant date is less than the fair value of the Company's common stock on the grant date, and amortized over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. As of December 31, 2004, the Company has a share-based employee compensation plan. As of December 31, 2004 no employee stock options have been granted under the Plan. Until employee stock options are granted, pro forma disclosure of the fair value of share-based compensation to employees would not be meaningful and is not provided.

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

Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. At December 31, 2004, there were warrants to purchase 650,000 shares of common stock that were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

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

Convertible Note Payable - The plan provided for an investor to provide $1,500,000 and receive a note payable convertible into 3,000,000 shares of common stock at $0.50 per share. (Note 7)

Delphi Automotive Systems Supply Agreement - Flexpoint Inc. entered into a Purchase and Supply Agreement (the Supply Agreement) with Delphi Automotive Systems (Delphi) in June 1998. Under the terms of the Supply Agreement, the Company was to supply its proprietary sensor mats to Delphi for integration into a weight-based suppression system as a critical part of a smart air bag system. The Supply Agreement provided that such sensor mats were to be exclusively supplied to General Motors, through Delphi, by the Company through 2002. In May 2000, the Supply Agreement was amended, primarily providing for Delphi to make loan payments to Flexpoint, Inc. to be used directly for Delphi programs. As of December 31, 2000, Flexpoint, Inc. had received loan proceeds of $1,700,000 from Delphi.

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
======================================================================================================


NOTE 4 - PROPERTY AND EQUIPMENT

On March 31, 2004, Flexpoint Sensor Systems, Inc. entered an asset purchase agreement with Flexpoint Holdings, LLC, a company that was owned in part by and controlled by a shareholder who owned less than 2% of the Company's stock prior to the transaction. Under the terms of the agreement, the Company acquired equipment and proprietary technology with an appraised fair value of $4,302,643 in exchange for a cash payment of $265,000, the assumption of a $698,000 convertible note payable, and the issuance of 1,600,000 shares of restricted common stock valued at $1,931,309 or $1.21 per share. Flexpoint Holdings, LLC is a holding company with the primary purpose to acquire and hold assets which one of the Company's creditors caused to be seized during 2001 and sold at public auction during 2002. The owners and manager of Flexpoint Holdings, LLC were not officers, directors or employees of the Company nor did they hold any controlling relationship in the Company or retain a substantial indirect interest in the assets sold as a result of stock ownership in the Company. Accordingly, the transaction was recorded at the fair value of the consideration given which was lower than the fair value of the assets acquired.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of the assets of Flexpoint Holdings, LLC was not the purchase of a business as Flexpoint Holdings, LLC had no operations. Accordingly, pro forma financial information is not provided. The fair values of the proprietary technology and equipment were established by independent appraisals. The Company allocated the consideration given pro rata to the assets acquired based on their estimated appraised values. At March 31, 2004, the allocated value of the assets acquired was as follows:


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

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -  NOTES PAYABLE - RELATED PARTY

The Company had unsecured notes payable to First Equity Holdings, a shareholder with a 31.09% interest in the Company, and Persimmons, LLC, a shareholder with a 1.74% interest in the Company. The notes bear interest at 12% per annum and have repayment terms which required payment of the principal and interest by December 31, 2004. Under amended terms of the notes, payment of the entire principal and interest is due to the shareholders by the extended due date of March 31, 2005. The principal balance of the notes was $16,000 upon emergence from bankruptcy. The Company borrowed an additional $445,300 and repaid $50,342 on the notes leaving an aggregate remaining balance of $ 410,958 as of December 31, 2004. As of March 25, 2005 the Company had repaid the $198,000 note payable to First Equity Holdings plus related accrued interest and had paid $186,768 of the note payable to Persimmon LLC plus related accrued interest (unaudited).

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

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the period from February 24, 2004 (date emergence from bankruptcy) through December 31, 2004:

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

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                  Index to Financial Statements

                                                                        Page

Report of Independent Registered Public Accounting Firm.................F-17

Consolidated Statements of Operations for the Period from January 1,
  2004 through February 23, 2004, for the year ended December 31,
  2003 and for the period from January 5, 1995 (Date of Inception)
  through February 23, 2004.............................................F-18

Consolidated Statements of Stockholders' Deficit for the Period
  from January 5, 1995 (Date of Inception) through December 31, 2002, for the year ended December 31, 2003, and for the period from
  January 1, 2004 through February 23, 2004.............................F-19

Consolidated Statements of Cash Flows for the Period from January 1,
  2004 through February 23, 2004, for the year ended December 31, 2003 and for the period from January 5, 1995 (Date of Inception) through
  February 23, 2004.....................................................F-22

Notes to Consolidated Financial Statements..............................F-24

HANSEN, BARNETT & MAXWELL
 A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS
 5 Triad Center, Suite 750
 Salt Lake City, UT 84180-1128
 Phone: (801) 532-2200
 Fax: (801) 532-7944
 www.hbmcpas.com



       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors
Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows of Flexpoint Sensor Systems, Inc. and subsidiaries (a development stage, debtor-in-possession company) for the period from January 1, 2004 through February 23, 2004, for the year ended December 31, 2003, and for the period from January 5, 1995 (date of inception) through February 23, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2004 through February 23, 2004, for the year ended December 31, 2003 and for the period from January 5, 1995 (date of inception) through February 23, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from continuing operations and has had negative cash flows from operating activities for the period from January 1, 2004 through February 23, 2004, for the year ended December 31, 2003 and for the period from January 5, 1995 (date of inception) through February 23, 2004. In addition, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in
Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                     /s/ Hansen, Barnett & Maxwell
                                     HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
January 11, 2005

<CAPTION



         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the Period
                                         For the Period                  from January
                                              from                       5, 1995 (Date
                                         January 1, 2004     For the     of Inception)
                                             through       Year Ended       through
                                           February 23,    December 31,  February 23,
                                               2004            2003           2004
                                          -------------- -------------- --------------
Sales                                     $           -  $      30,220  $   3,850,489
Cost of Goods Sold                                    -          1,883      1,902,996
--------------------------------------------------------------------------------------

Gross Profit                                          -         28,337      1,947,493
--------------------------------------------------------------------------------------

Operating Expenses
General and administrative expenses              18,161        112,860     13,016,605
Research and development                              -              -      8,759,918
Contract and manufacturing activity exit costs        -              -      2,373,327
--------------------------------------------------------------------------------------
Total Operating Expenses                         18,161        112,860     24,149,850
--------------------------------------------------------------------------------------

Loss From Operations                            (18,161)       (84,523)   (22,202,357)
--------------------------------------------------------------------------------------

Other Income and (Expenses)
Interest expense                                      -        (29,730)    (2,286,974)
Interest from amortization of debt discount           -              -     (6,877,033)
Interest income                                       -              -         82,031
Other income (expense)                                -              -       (214,420)
--------------------------------------------------------------------------------------
Total Other Income and (Expense)                      -        (29,730)    (9,296,396)
--------------------------------------------------------------------------------------

Loss from Continuing Operations                 (18,161)      (114,253)   (31,498,753)
--------------------------------------------------------------------------------------

Reorganization Items - Income (Expense)
Loss on disposal of assets                            -        (13,145)      (720,261)
Forgiveness of liabilities                      655,790              -      1,422,855
Professional fees                               (83,839)       (34,503)      (236,644)
--------------------------------------------------------------------------------------
Total Reorganization Items                      571,951        (34,503)       465,950
--------------------------------------------------------------------------------------

Discontinued Operations
Loss from discontinued Tamco operations               -              -       (315,566)
Gain on disposal of Tamco                             -              -        125,103
--------------------------------------------------------------------------------------
Loss from Discontinued Operations                     -              -       (190,463)
--------------------------------------------------------------------------------------
Minority Interest in Loss of
 Consolidated Subsidiaries                            -              -        200,000
--------------------------------------------------------------------------------------

Net Income (Loss)                               553,790       (148,756)   (31,023,267)
--------------------------------------------------------------------------------------

Preferred Dividends                                   -              -       (693,551)
--------------------------------------------------------------------------------------
Income (Loss) Applicable to Common
  Shareholders                           $      553,790  $    (148,756) $ (31,716,818)
======================================================================================

Basic and Diluted Income (Loss) Per Common Share:
Loss from Continuing Operations          $            -  $           -
=======================================================================

Net Income (Loss)                        $         0.01  $           -
=======================================================================
Weighted Average Number of Common
 Shares Used in Per Share Calculation        76,534,709     76,534,709
=======================================================================


The accompanying notes are an integral part of these consolidated financial statements.





FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(Debtor-in-Possession as of July 3, 2001)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                               Deficit
                                                                                             Accumulated
                                      Preferred Stock         Common Stock       Additional   During the      Total
                                    ------------------- -----------------------   Paid-in    Development   Stockholders'
                                     Shares    Amount      Shares     Amount      Capital       Stage        Deficit
------------------------------------------------------------------------------------------------------------------------
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



    The accompanying notes are an integral part of these financial statements.

                                       F-19






FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(Debtor-in-Possession as of July 3, 2001)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)

                                                                                    Deficit
                                                                                  Accumulated
                           Preferred Stock         Common Stock       Additional  During the                    Total
                         ------------------- -----------------------   Paid-in    Development    Unearned   Stockholders'
                          Shares    Amount      Shares     Amount      Capital       Stage     Compensation    Deficit
 ------------------------------------------------------------------------------------------------------------------------
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

                                                                                      Deficit
                                                                                    Accumulated
                            Preferred Stock         Common Stock       Additional   During the                    Total
                        ------------------- -----------------------     Paid-in     Development   Unearned   Stockholders'
                           Shares    Amount      Shares     Amount      Capital       Stage      Compensation    Deficit
--------------------------------------------------------------------------------------------------------------------------
2000:
Issuance of warrants
 for cash                     -  $        -            -  $       -  $ 3,039,202  $         -  $          -  $  3,039,202
Beneficial conversion
 options of notes payable     -           -            -          -    1,076,218            -             -     1,076,218
Contingent beneficial
 conversion option of
 debentures                   -           -            -          -      579,851            -             -       579,851
Conversion of preferred
 stock, $3.50 per share  (1,194) (1,044,749)     298,500        298    1,044,451            -             -             -
Conversion of promissory
 notes, $1.70 per share       -           -      120,588        121      204,879            -             -       205,000
Conversion of debentures,
 $1.00 per share              -           -      703,555        703      702,852            -             -       703,555
Conversion of debentures,
 $0.50 per share              -           -      606,400        606      302,594            -             -       303,200
Conversion of debentures,
 $0.001 per share             -           -   50,000,000     50,000            -            -             -        50,000
Exercise of stock options
 for cash, $0.16 to
 $4.00 per share              -           -       30,235         31        8,432            -             -         8,463
Stock issued for services,
  $1.19 per share             -           -      450,000        450      533,925            -             -       534,375
Warrants issued for
 services                     -           -            -          -      434,400            -             -       434,400
Issuance for services,
 $0.09 per share              -           -       85,250         85        7,911            -             -         7,996
Issuance of common shares
 and warrants in
 settlement of lawsuit,
 $0.28 per share              -           -        7,500          9        4,193            -             -         4,202
Compensation related to
 grant of stock options       -           -            -          -      156,137            -      (156,137)            -
Amortization of unearned
 compensation                 -           -            -          -            -            -       257,482       257,482


2001:
Issuance for services,
 $0.05 per share              -           -      155,371        155        7,614            -             -         7,769
Issuance for services,
 $0.01 per share              -           -    5,000,000      5,000      395,000            -             -       400,000
Forfeiture of stock
 options by terminated
 employees                    -           -            -          -      (35,130)           -        35,130             -
Cumulative net loss for
 the period from January
 5, 1995 (date of
 inception) through
 December 31, 2002            -           -            -          -            -  (31,428,301)            -   (31,428,301)
--------------------------------------------------------------------------------------------------------------------------
Balance - December
 31, 2002                 1,244   1,080,426   76,534,709     76,535   22,078,206  (32,121,852)            -    (8,886,685)
Net loss                      -           -            -          -            -     (148,756)            -      (148,756)
--------------------------------------------------------------------------------------------------------------------------
Balance - December
 31, 2003                 1,244   1,080,426   76,534,709     76,535   22,078,206  (32,270,608)            -    (9,035,441)
Net income                    -           -            -          -            -      553,790             -       553,790
--------------------------------------------------------------------------------------------------------------------------
Balance - February
 23, 2004                 1,244 $ 1,080,426   76,534,709  $  76,535  $22,078,206 $(31,716,818) $          -  $ (8,481,651)
==========================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                       F-21



                  FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                       (A Company in the Development Stage)
                     (Debtor-in-Possession as of July 3, 2001)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                               For the Period
                                                                                 January 5,
                                                 For the Period                  1995 (Date
                                                 January 1, 2004   For the      of Inception)
                                                    Through       Year Ended      Through
                                                  February 23,    December 31,   February 23,
                                                      2004            2003          2004
-----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income (loss)                               $     553,790  $    (148,756) $ (31,023,267)
 Adjustments to reconcile net loss to net cash
 used by operating activities:
  Loss on disposition of assets                              -              -        729,623
  Contract and manufacturing activity exit costs             -              -      2,373,327
  Depreciation and amortization                              -          2,703      1,731,489
  Amortization of debt discount and loan costs               -              -      7,467,232
  Amortization of unearned compensation                      -              -        536,207
  Stock compensation issued for services                     -              -      2,103,790
  Expenses paid by increase in short-term advance      102,000              -        102,000
  Write off of patent expenses                               -              -        101,718
  Forgiveness of liabilities                          (655,790)             -     (1,422,855)
  Changes in operating assets and liabilities:
    Accounts receivable                                      -              -        130,363
    Inventory                                                -              -        (95,000)
    Other assets                                             -              -       (259,315)
    Accounts payable                                         -         34,542        719,328
    Accrued liabilities                                      -         29,160      1,106,574
    Accrued liabilities subject to compromise                -        100,000        200,000
    Deferred revenue                                         -        (25,000)       368,837
----------------------------------------------------------------------------------------------
 Net Cash Provided by (Used in)
 Operating Activities                                        -         (7,351)   (15,129,949)
----------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Payments to Flexpoint prior to acquisition                  -              -       (268,413)
 Cash paid to acquire Tamco                                  -              -        (25,000)
 Proceeds from sale of available-for-sale securities         -              -        455,082
 Net cash received in Nanotech acquisition                   -              -      1,492,907
 Payments to purchase equipment                              -              -     (3,058,193)
 Issuance of note receivable                                 -              -        (12,507)
 Payments for patents                                        -              -       (146,430)
 Other                                                       -              -        207,745
----------------------------------------------------------------------------------------------
 Net Cash Provided by (Used in)
 Investing Activities                             $          -  $           -  $  (1,354,809)
----------------------------------------------------------------------------------------------
                                                                                   (Continued)



               The accompanying notes are an integral part of these
                        consolidated financial statements.


                                       F-22

                  FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                       (A Company in the Development Stage)
                     (Debtor-in-Possession as of July 3, 2001)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               For the Period
                                                                                 January 5,
                                                 For the Period                  1995 (Date
                                                 January 1, 2004    For the    of Inception)
                                                    Through       Year Ended      Through
                                                  February 23,    December 31,  February 23,
                                                      2004            2003          2004
                                                 -------------- -------------- --------------
Cash Flows From Financing Activities
 Proceeds from issuance of preferred stock       $           -  $           -  $     460,738
 Proceeds from issuance of common stock                      -              -      6,040,555
 Cash payments to officers to repurchase stock               -              -        (50,000)
 Proceeds from issuance of warrants                          -              -      1,809,202
 Collection of receivables from shareholders                 -              -      1,963,750
 Proceeds from borrowings                                    -              -      6,055,460
 Principal payments of debt                                  -              -       (874,790)
 Proceeds from related party notes                           -          5,000      1,600,208
 Payment of capital lease obligation                         -              -        (94,149)
 Principal payments of related party notes                   -         (4,000)      (424,165)
---------------------------------------------------------------------------------------------
 Net Cash Provided by (Used in)
 Financing Activities                                        -          1,000     16,486,809
---------------------------------------------------------------------------------------------

Net Change In Cash                                           -         (6,351)         2,051

Cash at Beginning of Period                              2,051          8,402              -
---------------------------------------------------------------------------------------------

Cash at End of Period                            $       2,051  $       2,051  $       2,051
=============================================================================================



         The accompanying notes are an integral part of these consolidated financial statements.


                                       F-23

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

Petition for Relief Under Chapter 11 - On July 3, 2001, Flexpoint Sensor Systems, Inc. (the "Company") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Company continued business operations as debtor-in-possession. On February 24, 2004, the Company's plan of reorganization was confirmed by the U.S. Bankruptcy Court and the Company emerged from bankruptcy. The emergence from bankruptcy was accounted for using fresh start accounting. The accompanying financial statements only reflect the Company's transactions up to the date of emergence from bankruptcy.

The Company determined that there was insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations; therefore, the debtor discontinued accruing interest on these obligations. Contractual interest on those obligations as of February 23, 2004 and December 31, 2003 was $621,936, which was $592,206 in excess of reported interest expense.

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

Business Condition - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah and has suffered losses from operations and has had negative cash flows from operating activities during the period from January 1, 2004 through February 23, 2004 and for the year ended December 31, 2003. In addition, the Company ceased its manufacturing activities and defaulted on major debt and lease obligations.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


All of these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing and establish business arrangements that will enable the Company to generate profitable operations. The Company is involved in discussions with possible financing sources and business partners. However, no agreements have been reached and there is no assurance that additional financing will be realized or business relationships established.

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

As of February 23, 2004 and December 31, 2003, the Company had deferred revenue of $343,750, consisting of $250,000 of prepaid royalties to be deferred and recognized as royalty sales are reported to the Company by the customer over the remaining term of the agreement, and $93,750 of deferred sales related to software license rights sold to the customer that will be amortized over the six year term of the contract.

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

At February 23, 2004 and December 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 4. There was no stock-based compensation recognized for the period from January 1, 2004 through February 23, 2004 or for the year ended December 31, 2003, nor would there have been any such compensation had it been determined under the fair-value method for all awards; therefore, pro forma amounts for net loss and basic and diluted loss per common share are not presented.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basic and Diluted Income (Loss) Per Share - Basic loss per common share from continuing operations is computed by dividing loss from continuing operations by the number of common shares outstanding during the period. Basic income
(loss) per common share applicable to common shareholders is calculated by dividing income (loss) applicable to common shareholders by the number of common shares outstanding during the period. Diluted income (loss) per share is calculated to give effect to stock warrants and options using the treasury stock method and convertible preferred stock using the if-converted method. Stock warrants and options, and convertible preferred stock were not included in diluted income (loss) per share during loss periods when those potentially issuable common shares would decrease the loss per share. The effects of 4,569,187 potentially issuable common shares at February 23, 2004 and December 31, 2003, were excluded from the calculation of diluted loss per share.

Recently Enacted Accounting Standards - In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or, (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 become effective for the company as of December 31, 2003. The Company does not have an interest in a variable interest entity and does not expect the provisions of FIN 46 to have a material effect on its future, interim or annual financial statements.

NOTE 2 - CONTINGENT LIABILITIES

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

NOTE 3 - STOCKHOLDERS' EQUITY

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

NOTE 4 - STOCK OPTIONS

On April 1, 1995, the Board of Directors and shareholders adopted an Omnibus Stock Option Plan (the APlan@). Under the terms of the Plan, as amended in October 1997, Flexpoint may grant options to employees, directors and consultants to purchase up to 5,037,500 shares of common stock. Incentive or non-qualified options may be granted under the Plan. Options granted under the Plan are exercisable over periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options generally vest from immediately to five years. The exercise prices of options granted under the Plan generally have been equal to or in excess of the fair value of Flexpoint's common stock on the date of grant. Generally, the only condition for exercise of options granted under the Plan is that the employees remain employed through the date the options are exercised or vested.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of stock options as of February 23, 2004 and December 31, 2003 and changes during the periods ended on those dates are presented below:


                                February 23, 2004       December 31, 2003
                            -------------------------- -----------------------
                                         Weighted-                Weighted-
                                          Average                  Average
                            Shares    Exercise Price   Shares   Exercise Price
------------------------------------------------------------------------------
Outstanding at beginning
 of year                    555,000    $   1.28        555,000   $      -
Expired                           -           -              -          -
------------------------------------------------------------------------------
Options outstanding at
 end of year                555,000    $   1.28        555,000   $   1.28
==============================================================================
Options exercisable at
 end of year                555,000    $   1.28        555,000   $   1.28
==============================================================================

The following table summarizes information about stock options outstanding at February 23, 2004 and December 31, 2003:

                               Outstanding                   Exercisable
                 -------------------------------------- ----------------------
                                Weighted-
                                Average        Weighted              Weighted
                                Remaining      Average                Average
                   Number      Contractual     Exercise   Number     Exercise
Exercise Prices  Outstanding  Life in Years     Price    Exercisable   Price
------------------------------------------------------------------------------
$   0.77          325,000         3.67         $   0.77    325,000    $  0.77
$   2.00          230,000         1.37         $   2.00    230,000    $  2.00
------------------------------------------------------------------------------
$0.77-2.00        555,000         2.72         $   1.28    555,000    $  1.28
==============================================================================

NOTE 5 - STOCK PURCHASE WARRANTS

From 1995 through 1999, the Company issued warrants to equity investors in connection with equity offerings. During 2000, Series C and Series D convertible notes and other notes payable were issued for an aggregate principal balance of $405,000 together with warrants to purchase 220,588 common shares with exercise prices of $1.70 to $2.25 and expiring during 2003. The proceeds from the notes were allocated between the convertible notes and the warrants based upon their relative fair values. The estimated fair value of the warrants of $241,176 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; volatility of 125.7%; risk-free interest rate of 6.8%; and estimated life of 3 years. The warrants were allocated $213,785 of the net proceeds of the convertible notes payable, $110,644 was allocated to the beneficial conversion option of the convertible notes, and $80,572 was allocated to the convertible notes payable. The resulting $324,428 discount on the promissory was amortized through the date the notes were convertible and resulted in amortization expense of $324,428 during the year ended December 31, 2000.

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

During 2000, warrants were issued to a note holder for consideration for an extension of terms and also issued warrants for services to outside legal counsel, and to others for services. Warrants issued carried an exercise price equal to the estimated fair value of the underlying shares on each issuance and expired from July 2004 through August 2004. The fair value of warrants issued for services were estimated on the date of issuance using the Black-Scholes option-pricing module. The Board of Directors estimated the fair value of the underlying common shares when there was no active trading market for the Company's common shares, into which the warrants were convertible. The estimated fair value of the warrants closely approximated the estimated fair value of the underlying shares at each of the issuance dates. Pursuant to the bankruptcy plan of reorganization, if executed, warrants outstanding would be cancelled. Warrants issued for services from 1995 through 2000 were as follows:


------------------------------------------------------------------------------
            Number of                           Exercise   Fair    Expense
Year        Warrants    Consideration           Price      Value   Recognized
-----------------------------------------------------------------------------
1995           22,750   Legal services          $ 0.77    $ 0.77   $   17,518
1996            6,500   Legal services            0.77      0.77        5,005
1997          910,000   Director services         1.15      1.15    1,046,500
1999          100,000   Consulting services       1.85      1.85      185,000
2000          240,000   Services                  2.00      1.81      434,400
2000           10,000   Litigation settlement     1.50      0.21        2,100
------------------------------------------------------------------------------


The following table summarizes information about warrants outstanding at February 23, 2004 and December 31, 2003:

          --------------------------------------------------------
                                            Weighted-Average
                            Warrants        Remaining Contractual
          Exercise Prices   Outstanding     Life in Years
          --------------------------------------------------------
          $1.50 - $1.79        389,747         0.18
          $2.05 - $2.50      2,980,747         0.33
          $3.15 - $3.44        335,000         0.56
          --------------------------------------------------------
          $1.50 - $3.44      3,705,494         0.34
          ========================================================

NOTE 6 - INCOME TAXES

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes:
                                       For the period from  For the year ended
                                        January 1, 2004 to      December 31,
                                         February 23, 2004          2003
------------------------------------------------------------------------------
Tax at statutory rate (34%)               $      188,289       $   (50,577)
Non-deductible expenses                           37,894            37,894
Benefit of operating loss carryforward          (255,599)                -
Increase in valuation allowance                   11,141            17,592
State tax benefit, net of federal tax effect      18,275            (4,909)
-----------------------------------------------------------------------------
Provision for Income Taxes                $            -       $         -
=============================================================================

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
               (A Company in the Development Stage)
            (Debtor-in-Possession as of July 3, 2001)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Capital Leases - During the year ended December 31, 2000, the Company entered into capital lease arrangement for certain equipment with an original cost of $66,852. As of February 23, 2004 and December 31, 2003, these capital lease obligations are in default and payment of the full amount was due. In January 2001, the lessor sued the Company for the accelerated lease payments of $84,950, plus accrued interest, which was $95,644 as of February 23, 2004 and December 31, 2003. No additional action has been taken by the lessor. The Company's subsidiary, Flexpoint Inc., has written off the $84,950 for these lease obligations and has reflected a gain on the forgiveness of debt as of February 23, 2004.

Rent expense for the periods ended February 23, 2004 and December 31, 2003 was $0 and $2,103, respectively.

ITEM 8A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and the Chairman of the Board, who acts in the capacity of our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective.

Also, these executive officers determined that there were no significant changes made in our internal controls over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                             PART III

                        ITEM 13.  EXHIBITS

No.    Description
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

                                     FLEXPOINT SENSOR SYSTEMS, INC.



                                     /s/ Clark M. Mower
Date: 06/29/2005                 By: _______________________________________
                                     Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                     /s/ Clark M. Mower
Date: 06/29/2005                     _____________________________________
                                     Clark M. Mower
                                     President, Chief Executive Officer,
                                     Director

                                     /s/ John A. Sindt
Date: 06/29/2005                     _____________________________________
                                     John A. Sindt
                                     Secretary/Treasurer
                                     Chairman of the Board
                                     Principal Financial and Accounting
                                     Officer