Form 10QSB
period 2005-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2005-07-15
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 14, 2005, Flexpoint Sensor Systems, Inc. had a total of 22,974,537 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2
         Index to financial Statements.....................................3
Item 2.  Management's Discussion and Analysis or Plan of Operation........11
Item 3.  Controls and Procedures..........................................16

                    PART II: OTHER INFORMATION

Item 5.  Other Information................................................16
Item 6.  Exhibits.........................................................17
Signatures................................................................18


                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of June 30, 2005, the condensed consolidated statements of operations for the three month periods ended June 30, 2005 and 2004, the six month period ended June 30, 2005, the interim period from February 24, 2004 (the date of our emergence from bankruptcy) through June 30, 2004, and the condensed consolidated statements of cash flows and stockholders' equity for the six month period ended June 30, 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2005, are not necessarily indicative of results to be expected for any subsequent period.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                  Index to Financial Statements
                                                                         Page


Condensed Consolidated Balance Sheets (Unaudited) June 30, 2005
   and December 31, 2004....................................................4

Condensed Consolidated Statements of Operations (Unaudited) for
   the Three Months Ended June 30, 2005 and 2004, for the Six Months
   Ended June 30, 2005, for the Period from February 24, 2004 (Date of Emergence from Bankruptcy) though June 30, 2004 and for the
   Cumulative Period from February 24, 2004 (Date of Emergence from
   Bankruptcy) through June 30, 2005........................................5

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
   for the Six Months Ended through June 30, 2005...........................6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
   Six Months Ended June 30, 2005, for the Period from February 24,
   2004 (Date of Emergence from Bankruptcy) through June 30, 2004, and for the Cumulative Period from February 24, 2004 (Date of
   Emergence from Bankruptcy) through June 30, 2005.........................7

Notes to Condensed Consolidated Financial Statements........................8

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                                     June 30,    December 31,
                                                       2005          2004
------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                              $  2,801,003  $     54,358
Accounts receivable                                      7,294           749
Prepaid expenses                                         8,398             -
------------------------------------------------------------------------------
Total Current Assets                                 2,816,695        55,107
------------------------------------------------------------------------------

Property and equipment, net of accumulated
 depreciation of $128,087 and $47,695                1,266,347     1,311,139

Patents and proprietary technology, net of
 accumulated amortization of $188,473 and $112,702   1,767,388     1,827,501

Deposit                                                  6,500         6,500

Goodwill                                             5,356,414     5,356,414
------------------------------------------------------------------------------

Total Assets                                      $ 11,213,344  $  8,556,661
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                  $     16,007  $    116,378
Accrued liabilities                                     43,578        20,470
Notes payable - related party                            1,000       410,958
------------------------------------------------------------------------------
Total Current Liabilities                               60,585       547,806
------------------------------------------------------------------------------

Stockholders' Equity
Preferred stock - $0.001 par value;
 1,000,000 shares authorized;
 no shares issued or outstanding                             -             -
Common stock - $0.001 par value;
 100,000,000 shares authorized;
 22,974,537 shares and 19,998,202
 shares issued and outstanding                          22,974        19,998
Additional paid-in capital                          13,745,550    11,768,255
Warrants outstanding                                 2,658,265       731,328
Deficit accumulated during the development stage    (5,274,030)   (4,510,726)
------------------------------------------------------------------------------
Total Stockholders' Equity                          11,152,759     8,008,855
------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity        $ 11,213,344  $  8,556,661
==============================================================================

       The accompanying notes are an integral part of these condensed consolidated financial statements.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                                                                                          For the
                                                                           For the        Cumulative
                                                                           Period from    Period from
                                                                           February 24,   February 24,
                                                                           2004 (Date of  2004 (Date of
                                    For the Three Months                   Emergence from Emergence from
                                        Ended June 30        For the Six   Bankruptcy)    Bankruptcy)
                                 --------------------------- Months Ended  through        through
                                      2005         2004      June 30, 2005 June 30, 2004  June 30, 2005
-------------------------------------------------------------------------------------------------------
Revenue                          $      2,088  $     39,750  $     18,635  $     55,500   $    364,068
Cost of revenue                        (7,418)      (47,405)      (89,597)      (47,405)      (176,202)
Amortization of proprietary
  technology                          (32,026)      (32,348)      (64,054)            -       (160,136)
-------------------------------------------------------------------------------------------------------

Gross Profit (Loss)                   (37,356)      (40,003)     (135,016)        8,095         27,730

General and administrative expense
 (including non-cash compensation)   (379,141)     (524,505)     (647,045)   (1,070,250)    (3,826,962)
Interest expense                       (1,109)       (1,377)       (7,231)   (1,558,418)    (1,576,054)
Interest income                        24,526             -        29,044             -         29,044
Other income                              972             -         1,944             -          1,944
Gain (loss) on forgiveness of debt     (5,000)            -        (5,000)            -         70,268
-------------------------------------------------------------------------------------------------------

Net Loss                         $   (397,108) $   (565,885) $   (763,304) $ (2,620,573)  $ (5,274,030)
=======================================================================================================

Basic and Diluted Loss Per Share $      (0.02) $      (0.03) $      (0.03) $      (0.15)
========================================================================================

Basic and Diluted Weighted-Average
  Common Shares Outstanding        22,974,537    18,691,026    22,208,079    18,026,460
========================================================================================




The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        5


                  FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                    (UNAUDITED)


                                                                                    Deficit
                                                                                  Accumulated
                                                       Additional                 During the      Total
                                   Common Stock          Paid-in     Warrants     Development  Stockholders'
                                Shares       Amount     Capital     Outstanding      Stage        Equity
------------------------------------------------------------------------------------------------------------
Balance - December 31, 2004    19,998,202  $  19,998  $ 11,768,255  $   731,328  $ (4,510,726) $  8,008,855

Private placement offering
 of common stock at $0.70
 per share and warrants at
 $0.68 per warrant for cash,
 net of $347,294 cash offering
 costs and 140,000 common
 shares and 140,000 warrants,
 January through March 2005     2,976,335      2,976     1,977,295    1,926,937             -     3,907,208

Net loss                                -          -             -            -      (763,304)     (763,304)
------------------------------------------------------------------------------------------------------------

Balance - June 30, 2005        22,974,537  $  22,974  $ 13,745,550  $ 2,658,265  $ (5,274,030) $ 11,152,759
============================================================================================================




The accompanying notes are an integral part of these condensed consolidated financial statements.

                                         6




                  FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                                For the
                                                                 For the Period Cumulative
                                                                 from           Period from
                                                                 February 24,   February 24,
                                                                 2004 (Date of  2004 (Date of
                                                  For the Six    Emergence from Emergence from
                                                  Months Ended   Bankruptcy)    Bankruptcy)
                                                  June 30,       through        through
                                                  2005           June 30, 2004  June 30, 2005
----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                          $    (763,304) $  (2,620,573) $  (5,274,030)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation                                           80,392         15,899        128,087
  Amortization of patents and proprietary technology     75,771         32,348        188,473
  Issuance of common stock and warrants for services          -        709,780      2,622,008
  Expenses paid by increase in convertible note payable       -         60,000         60,000
  Amortization of discount on note payable                    -      1,556,666      1,556,666
  Changes in operating assets and liabilities:
    Accounts receivable                                  (6,545)       (33,500)        (7,294)
    Accounts payable                                   (100,372)         1,466       (192,100)
    Accrued liabilities                                  23,108         72,741         42,086
    Deferred revenue                                          -        (12,500)      (343,750)
    Prepaid Expenses                                     (8,398)             -         (8,398)
    Other assets                                              -              -         (6,500)
-----------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                  (699,348)      (217,673)    (1,234,752)
-----------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Payments for the purchase of equipment                  (35,599)       (15,693)      (145,701)
Payments for patents                                    (15,658)        (5,864)       (31,137)
Payment for acquisition of equipment and proprietary
 technology from Flexpoint Holdings, LLC                      -       (265,000)      (265,000)
-----------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                   (51,257)      (286,557)      (441,838)
-----------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock
 and warrants                                         3,907,208              -      3,907,208
Principal payments on notes payable
 - related parties                                     (409,958)       (13,000)      (460,300)
Proceeds from notes payable - related parties                 -              -        445,300
Proceeds from borrowings under convertible
 note payable                                                 -        583,334        583,334
-----------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities             3,497,250        570,334      4,475,542
-----------------------------------------------------------------------------------------------

Net Change in Cash                                    2,746,645         66,104      2,798,952
Cash at Beginning of Period                              54,358          2,051          2,051
-----------------------------------------------------------------------------------------------

Cash at End of Period                             $   2,801,003  $      68,155  $   2,801,003
===============================================================================================

Supplemental Cash flow Information:
Interest paid                                     $       7,231  $           -  $      27,522
===============================================================================================

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



         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual financial statements of Flexpoint Sensor Systems, Inc. for the year ended December 31, 2004, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 30, 2005. In particular, The Company's significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

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

Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and common equivalents outstanding during the period. At June 30, 2005, there were warrants outstanding to purchase 3,626,335 shares of common stock and at June 30, 2004 there were warrants outstanding to purchase 650,000 shares of common stock. These warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Recent Accounting Pronouncements - In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123(R)"). Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under the options for adoption available under Statement 123(R) as modified by the securities and exchange commission, the Company has determined to adopt Statement 123(R) on the modified-prospective basis beginning on January 1, 2006, which will result in the recognition of the remaining unamortized grant-date fair value compensation, at January 1, 2006 over the remaining vesting period.

NOTE 2 - NOTES PAYABLE - RELATED PARTY

The Company had unsecured notes payable to shareholders with interest stated at 12% and repayment terms which required payment of the principal and interest by December 31, 2004. Under amended terms, payment of the entire principal and interest was due to the shareholders by the extended due date of March 31, 2005. On December 31, 2004 the principal balance of the note was $410,958. During the six month period ended June

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


30, 2005, the Company repaid $409,958 of the total balance due. Interest expense for the six months ended June 30, 2005, related to the notes payable was of $7,231.

NOTE 3 - CONVERTIBLE NOTE PAYABLE

Under the Company's plan of reorganization, which was confirmed on February 24, 2004, Broad Investment Partners, LLC (the "lender") agreed to provide financing to Company under the terms of a $1,500,000 convertible promissory note. Under the terms of the note, the lender advanced $698,000 to Flexpoint Holdings, LLC, which debt was assumed by the Company upon the acquisition of assets from Flexpoint Holdings, LLC in March 2004, and the note was increased in March 2004 by $102,000 that was used to repay a short-term advance from Flexpoint Holdings, LLC. The Company borrowed $583,334 under the note and the note was increased by $60,000 through direct payments by the lender to settle certain secured and priority claims determined in the reorganization plan and other operating expenses.

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

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 5 - SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITES

On March 31, 2004, the Company issued 1,600,000 shares of common stock valued at $1,931,309, assumed a $698,000 convertible note payable and paid cash of $265,000 to Flexpoint Holdings, LLC, a company controlled by a shareholder, in exchange for equipment valued at $1,248,732 and proprietary technology value at $1,645,577. On March 31, 2004, a $1,500,000 convertible note payable was converted into 3,000,000 shares of common stock.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

EXECUTIVE OVERVIEW

We are a development stage company engaged principally in designing, engineering and manufacturing flexible potentiometer technology that we call Bend Sensor technology. We are primarily involved in development stage activities of acquiring equipment and technology, organizing our business operations, obtaining funding and seeking manufacturing contracts.

While we recorded revenue of $18,635 for the six month period ended June 30, 2005 (the "2005 six month period"), we recorded an accumulated deficit of $5,274,030 at June 30, 2005. During the first quarter of 2005 we completed a private placement offering that provided proceeds of approximately $3.9 million. Management anticipates that the proceeds from the private offering will fund operations for approximately the next twelve months. We may require additional financing and will likely rely on debt financing, loans from related parties, and private placements of our common stock for additional funding.

During the 2005 six month period a new management team began to evaluate our business plan and direct changes for growth of our business operations. We have added engineering personnel and are in the process of adding to our sales and manufacturing departments. We are also manufacturing and shipping our Bend Sensor products for non-automotive applications. Management continues its efforts to negotiate automotive contracts and has met with automotive suppliers and manufacturers in Europe and in the United States, but we have not entered into a major contract for the sale of our products as of the date of this filing.

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

LIQUIDITY AND CAPITAL RESOURCES

Our revenues are not to a level to support our operations. Net cash used by operating activities was $699,348 for the 2005 six month period compared to net cash used for by operating activities of $217,673 for the period from our date of emergence from bankruptcy, February 24, 2004, through June 30, 2004 (the "2004 interim period"). During the first quarter of 2005 we conducted a private offering to raise funds for operations. As a result of the private offering, at June 30, 2005, we had $2,801,003 in cash.

We intend to use revenues and our cash to purchase and install equipment and develop our QS-9000 certified facility. QS-9000 is shorthand for "Quality System Requirements QS-9000." It is a common supplier quality standard for DaimlerChyrsler Corporation, Ford Motor Company and General Motors Corporation. QS-9000 is based on the 1994 edition of ISO 9001, but it contains additional requirements that are particular to the automotive industry.

For the 2005 six month period net cash used in investing activities was $51,257 and was primarily related to the purchase of equipment and patents. For the 2004 interim period net cash used in investing activities was $286,557, with $265,000 of that amount related to the acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC in March 2004. The equipment acquired consisted of manufacturing equipment to produce our Bend Sensor products and the technology acquired consisted of the software algorithms that interpret data provided by the sensor technology.

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

FINANCING

For the 2005 six month period net cash provided from financing activities was $3,497,250, with $3,907,208 representing net proceeds from the private placement. In this private placement we issued an aggregate of 2,836,335 units to purchasers and 140,000 units were issued to the placement agent.
Each unit consisted of one share and one warrant to purchase one share at an exercise price of $3.00. If all of the warrants issued in the private placement are exercised, then we may realize an additional $8,509,005, based on an exercise price of $3.00 per warrant. Except for the "call" provision, the warrant holders have total discretion as to when or if the warrants are exercised. The "call" provision requires that if the closing bid price of our common stock is greater than $4.00 per share for five consecutive trading days after October 1, 2005 and during the exercise term of the warrant, then we have the right to call the warrant in whole or in part, forcing the investor to exercise the warrant within fifteen trading days or the warrant is forfeited. We cannot guarantee that the price of our common stock will reach $4.00 and, in that case, the warrant holders will determine when and if the warrants are exercised.

For the 2004 interim period net cash provided by financing activities was $570,334 and was primarily related to proceeds from borrowings under a convertible line of credit we executed as part of our bankruptcy reorganization. We relied on this $1.5 million convertible line of credit from Broad Investment Partners to fund our operations after bankruptcy. During March 2004, we drew $1,443,334 from this line of credit, which resulted in a discount to the note of $56,666. Of the amount drawn from the line of credit, we assumed debt of $698,000 to acquire the assets of Flexpoint Holdings, LLC, and $102,000 was used to repay a short-term advance from Flexpoint Holdings, LLC. We borrowed $583,334 from the credit line for operations and $60,000 was borrowed from the credit line to settle certain secured and priority claims of the reorganization plan.

Management anticipates that the proceeds from our private placement will fund our operations in the short term, but we may still require debt financing, notes from related parties, and private placements of our common stock to fund the expansion of our operations.

COMMITMENTS AND CONTINGENCIES

Our principal commitments at June 30, 2005, consist of an operating lease and our total current liabilities of $60,585, discussed in more detail below in "Results of Operations." The operating lease has average monthly payments of $8,718, including common area maintenance and a 2% annual increase. The total future minimum payments under this lease are $497,710 as of December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the unaudited condensed consolidated operations of Flexpoint Sensor and its subsidiaries and should be read in conjunction with our financial statements included in this report at Part I,
Item 1, above.


                    SUMMARY OPERATING RESULTS

                                                                Interim period
                      Three month   Three month   Six month     from 2/24/04
                      period ended  period ended  period ended  through
                      June 30, 2005 June 30, 2004 June 30, 2005 June 30, 2004
                      ------------- ------------- ------------- -------------

Revenue               $      2,088  $     39,750  $     18,635  $     55,500

Cost of revenue             (7,418)      (47,405)      (89,597)      (47,405)

Amortization of
proprietary technology     (32,026)      (32,348)      (64,054)            -

Gross profit (loss)        (37,356)      (40,003)     (135,016)        8,095

General and
administrative expense    (379,141)     (524,505)     (647,045)   (1,070,250)

Interest expense            (1,109)       (1,377)       (7,231)   (1,558,418)

Interest income             24,526             -        29,044             -

Other income                   972             -         1,944             -

Gain (loss) on
forgiveness of debt         (5,000)            -        (5,000)            -

Net loss                  (397,108)     (565,885)     (763,304)   (2,620,573)

Net loss per share    $      (0.02) $      (0.03) $      (0.03) $      (0.15)


Our revenues for all periods were primarily from licensing fees and royalties, and engineering services. Revenue from the sale of a product is recorded at the time of shipment to the customer. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.

Our revenues have decreased in the 2005 periods compared to the 2004 periods and cost of revenue consistently exceeds our revenues. Cost of revenue was primarily related to materials and labor associated with product sales and customer prototype development.

General and administrative expenses for all periods consisted of professional fees, consulting expense and patent amortization. For the 2004 interim period general and administrative expense included consulting expense of $285,513 related to the partial vesting of warrants to purchase 650,000 shares granted to Summit Resource Group in consideration for public and investor relations consulting services.

Interest expense was primarily related to the interest on loans. For the 2004 interim period $1,500,000 of the interest expense was the result of the beneficial conversion option of the $1.5 million convertible line of credit. In March and May 2004 the $1,500,000 amount drawn from the line of credit was converted into common stock at a rate of $0.50 per share. This conversion resulted in the issuance of 3,000,000 shares of common stock to Broad Investment Partners and its assignees. The conversion right was granted on the date we emerged from bankruptcy when our common stock was trading at an average $1.00 per share. We considered the difference between the conversion right and market value of our common stock to be a beneficial conversion option for which we recorded a $1,500,000 charge to operations.

Interest income for the 2005 periods was related to the interest from bank accounts.

As a result of the above, we recorded net losses for all periods.


                SUMMARY BALANCE SHEET INFORMATION

The chart below presents a summary of our balance sheet at June 30, 2005 and December 31, 2004. Further details are presented in our unaudited financial statements included in this report at Part I, Item 1, above.


                                 June 30, 2005   December 31, 2004
                                 --------------  -----------------

Cash                             $   2,801,003   $        54,358

Total current assets                 2,816,695            55,107

Total Assets                        11,213,344         8,556,661

Total current liabilities               60,585           547,806

Deficit accumulated during          (5,274,030)       (4,510,726)
the development stage

Total stockholders equity        $  11,152,759   $     8,008,855


Cash increased at June 30, 2005, primarily as a result of the proceeds from our private placement. Our total assets at June 30, 2005, included total current assets of $2,816,695, property and equipment valued at $1,266,347, patents and proprietary technology of $1,767,388, goodwill of $5,356,414, and a deposit of $6,500.

Total current liabilities at June 30, 2005, decreased from $547,806 at December 31, 2004 to $60,585 and included accounts payable of $16,007, accrued liabilities of $43,578, and notes payable to related parties of $1,000.


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

We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our managerial, operating, financial and other resources. Our future performance will depend, in part, on our ability to manage growth effectively, which will require us to:
..     improve existing and implement new financial controls and systems, management information systems, operating, administrative, financial and accounting systems and controls,
..     maintain close coordination among engineering- programming, accounting, finance, marketing, sales and operations; and
..     attract and retain additional qualified management, technical and marketing personnel. There is intense competition for management, technical and marketing personnel in our business.
The loss of the services of any of our key employees or our failure to attract and retain additional key employees could have a material adverse effect on our ability to continue as a going concern.

      We may not have adequate manufacturing capacity to meet anticipated manufacturing.

We have completed installation of our first production line. Based on projected orders under the current and anticipated agreements, we will need to complete a second production line and have it installed and approved in 2006. The second manufacturing line is expected to result in increased manufacturing capacity and manufacturing efficiencies. We are currently on schedule to complete the line by the estimated date. However, we cannot assure you that we will successfully complete the second production line, that the production lines will produce product in the volumes required, or that the production lines will satisfy the requirements of our customers.

     Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to capture increased market share.

The market for sensor devices is extremely competitive, and we expect that competition will intensify in the future. Our primary competitors in the related sensor markets are International Electronics and Engineering, Siemens, Robert Bosch Corporation, Denso, Breed Technologies, TRW, Delphi, Autoliv, Takata and Temic. We believe that none of our competitors have a product that is superior to our Bend Sensor technology at this time. However, many of our competitors and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products and markets than we can. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business, operating results or financial condition.

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

     Our products must satisfy governmental regulations in order to be marketable

During the past several years, the automotive industry has been subject to increased government safety regulation. Among other things, proposed regulations from the National Highway Transportation and Safety Administration would require automakers to incorporate advanced air bag technology into vehicles beginning in 2005 with the phase-in to be completed by 2008. These proposals call for upgraded air bag system performance tests for passenger cars and light trucks. The new testing requirements are intended to improve the safety of infants, children and out-of-position adults, and maximize the protection of properly seated adults. The National Highway Transportation and Safety Administration tests are similar to conditions that we have already been using to test our Sensor Mat System and we believe that our Sensor Mat System will meet the standards as proposed. There can be no assurance, however, that our Sensor Mat System will meet the proposed National Highway Transportation and Safety Administration standards or the standards will not be modified. In addition, automakers may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments in new technology, including our Bend Sensor technology, until final regulatory action is taken. We cannot predict what impact, if any, these proposals or reforms might have on our financial condition and results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Secretary/Treasurer, who acts in the capacity of our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective.

Also, these executive officers determined that there were no significant changes made in our internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

New Officer

On July 12, 2005, John A. Sindt resigned as Secretary/Treasurer of the company; but Mr. Sindt will continue to serve as the Chairman of the Board. On the same date, our Board of Directors appointed B. Fred Atkinson, Jr. as Secretary/Treasurer of the company.

Mr. Atkinson is 56 years old and has extensive experience in financial, accounting and operational management for general corporate, retail and ISO 9000 and FDA manufacturing entities. From 2004 through 2005, Mr. Atkinson was employed as Corporate Controller for Wasatch Product Development. From 2001 to 2003 he was Controller and Finance Manager for RP Sherrer West, Inc. And from 1998 to 2001 he was Controller and Chief Financial Officer for Sorensen Medical, Inc. He received a Masters of Business Administration in Finance from Concordia University.

ITEM 6. EXHIBITS

Part I Exhibits
No.       Description.
31.1      Chief Executive Officer Certification
31.2      Principal Financial Officer Certification
32.1      Section 1350 Certification

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


                                 FLEXPOINT SENSOR SYSTEMS, INC.


                                  /s/ Clark M. Mower
Date: July 15, 2005          By: __________________________________________
                                 Clark M. Mower
                                 President, Chief Executive Officer and
                                 Director

                                 /s/ B. Fred Atkinson, Jr.
Date: July 15, 2005          By: __________________________________________
                                 B. Fred Atkinson, Jr.
                                 Secretary/Treasurer and Comptroller
                                 Principal Financial and Accounting Officer