Form 10QSB
period 2005-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2005-11-03
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

As of October 25, 2005, Flexpoint Sensor Systems, Inc. had a total of 22,992,887 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2
         Index to Financial Statements .....................................3
Item 2.  Management's Discussion and Analysis or Plan of Operation.........11
Item 3.  Controls and Procedures...........................................16

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......17
Item 6.  Exhibits..........................................................17
Signatures.................................................................18


                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2005, the condensed consolidated statements of operations for the three month periods ended September 30, 2005 and 2004, the nine month period ended September 30, 2005, the interim period from February 24, 2004 (the date of our emergence from bankruptcy) through September 30, 2004, and the condensed consolidated statements of cash flows and stockholders' equity for the nine month period ended September 30, 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2005, are not necessarily indicative of results to be expected for any subsequent period.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)

                  Index to Financial Statements

                                                                        Page
Condensed Consolidated Balance Sheets (Unaudited)
  September 30, 2005 and December 31, 2004................................4

Condensed Consolidated Statements of Operations (Unaudited)
  for the Three Months Ended September 30, 2005 and 2004, for
  the Nine Months Ended September 30, 2005,  for the Period
  from February 24, 2004 (Date of Emergence from Bankruptcy)
  through September 30, 2004 and for the Cumulative Period
  from February 24, 2004 (Date of Emergence from Bankruptcy)
  through September 30, 2005..............................................5

Condensed Consolidated Statement of Stockholders' Equity
  (Unaudited) for the Nine Months Ended September 30, 2005................6

Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Nine Months Ended September 30, 2005, for the Period
  from February 24, 2004 (Date of Emergence from Bankruptcy)
  through September 30, 2004, and for the Cumulative Period
  from February 24, 2004 (Date of Emergence from Bankruptcy)
  through September 30, 2005..............................................7

Notes to Condensed Consolidated Financial Statements......................8

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                                   September 30,  December 31,
                                                       2005          2004
------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and cash equivalents                         $   2,400,671  $     54,358
Accounts receivable                                       8,247           749
Prepaid expenses                                          2,600             -
------------------------------------------------------------------------------
Total Current Assets                                  2,411,518        55,107

Property and equipment, net of accumulated
 depreciation of $164,285 and $47,695                 1,273,276     1,311,139

Patents and proprietary technology, net of
  accumulated amortization of $226,425 and
  $112,702                                            1,741,925     1,827,501

Goodwill                                              5,356,414     5,356,414

Deposits                                                  6,500         6,500
------------------------------------------------------------------------------

Total Assets                                      $  10,789,633  $  8,556,661
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                  $       2,852  $    116,378
Accrued liabilities                                      83,196        20,470
Notes payable - related party                             1,000       410,958
------------------------------------------------------------------------------
Total Current Liabilities                                87,048       547,806
------------------------------------------------------------------------------

Stockholders' Equity
Preferred stock - $0.001 par value; 1,000,000
  shares authorized; no shares issued or outstanding          -             -
Common stock - $0.001 par value; 100,000,000
  shares authorized; 22,992,887 shares and
  19,998,202 shares issued and outstanding               22,992        19,998
Additional paid-in capital                           13,777,276    11,768,255
Warrants outstanding                                  2,699,565       731,328
Deficit accumulated during the development stage     (5,797,248)   (4,510,726)
------------------------------------------------------------------------------
Total Stockholders' Equity                           10,702,585     8,008,855
------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity        $  10,789,633  $  8,556,661
==============================================================================

 The accompanying notes are an integral part of these condensed consolidated financial statements.




                FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                                                                           For the
                                                                            For the        Cumulative
                                                                            Period from    Period from
                                                                            February 24,   February 24,
                                                                            2004 (Date     2004 (Date
                                                                            of Emergence   of Emergence
                                                                            from           from
                                 For the Three Months Ended   For the Nine  Bankruptcy)    Bankruptcy)
                                 ---------------------------- Months Ended  through        through
                                 Sept 30, 2005 Sept 30, 2004  Sept 30, 2005 Sept 30, 2004  Sept 30, 2005
---------------------------------------------------------------------------------------------------------
Revenue                          $      3,063  $      52,296  $     21,698  $     107,796  $     367,131
Cost of revenue                       (11,268)       (64,425)     (100,865)      (111,830)      (187,470)
Amortization of patents and
  proprietary technology              (32,027)             -       (96,081)             -       (192,163)
---------------------------------------------------------------------------------------------------------

Gross Profit (Loss)                   (40,232)       (12,129)     (175,248)        (4,034)       (12,502)

General and administrative expense   (500,679)      (304,481)   (1,147,724)    (1,374,731)    (4,327,641)
Interest expense                            -           (707)       (7,231)    (1,559,125)    (1,576,054)
Interest income                        16,721              -        45,765              -         45,765
Other income                              972              -         2,916              -          2,916
Gain on forgiveness of debt                 -              -        (5,000)             -         70,268
---------------------------------------------------------------------------------------------------------

Net Loss                         $   (523,218) $    (317,317) $ (1,286,522) $  (2,937,890) $  (5,797,248)
=========================================================================================================

Basic and Diluted Loss Per Share $      (0.02) $       (0.02) $      (0.06) $       (0.16)
==========================================================================================
Basic and Diluted
 Weighted-Average Common
 Shares Outstanding                22,989,081     18,798,718    22,465,878     18,335,703
==========================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.





                  FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                    (UNAUDITED)

                                                                                   Deficit
                                                                                 Accumulated
                                                       Additional                 During the     Total
                                   Common Stock          Paid-in     Warrants    Development  Stockholders'
                                Shares       Amount      Capital    Outstanding     Stage        Equity
----------------------------------------------------------------------------------------------------------
Balance - December 31, 2004  19,998,202  $    19,998  $ 11,768,255 $   731,328  $(4,510,726) $  8,008,855

Private placement offering
 of common stock at $0.77
 per share and 2,826,335
 warrants at $0.61 per
 warrant for cash, net of
 $347,294 cash offering
 costs and 140,000 common
 shares and 140,000
 warrants, January through
 March 2005                   2,976,335        2,976     1,977,294   1,926,937            -     3,907,207

Issued 30,000 warrants at
 $1.38 per warrant for
 services rendered July 2005          -            -              -     41,300            -        41,300

Issued common stock at $1.73
 per share, as compensation
 to director of Company for
 services rendered, August
 2005                            18,350           18        31,727           -            -        31,745

Net loss                              -            -             -           -   (1,286,522)   (1,286,522)
----------------------------------------------------------------------------------------------------------
Balance- September 30, 2005  22,992,887  $    22,992  $ 13,777,276 $ 2,699,565 $ (5,797,248) $ 10,702,585
==========================================================================================================






The accompanying notes are an integral part of these condensed consolidated financial statements.





                FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                         For the
                                                                          For the        Cumulative
                                                                          Period from    Period from
                                                                          February 24,   February 24,
                                                                          2004 (Date     2004 (Date
                                                                          of Emergence   of Emergence
                                                           For the Nine   from           from
                                                           Months Ended   Bankruptcy)    Bankruptcy)
                                                           September 30,  through        through
                                                           2005           Sept 30, 2004  Sept 30, 2005
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                   $  (1,286,522) $  (2,937,890) $  (5,797,248)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation                                                  116,590         31,797        164,285
   Amortization of patents and proprietary technology            113,723         75,241        226,425
   Issuance of common stock and warrants for services             73,045        846,008      2,695,053
   Expenses paid by increase in convertible note payable               -         60,000         60,000
   Amortization of discount on note payable                            -      1,556,666      1,556,666
   Changes in operating assets and liabilities:
     Accounts receivable                                          (7,499)       (40,390)        (8,248)
     Accounts payable                                           (113,526)        (4,554)      (205,254)
     Accrued liabilities                                          62,727        102,869         81,705
     Deferred revenue                                                  -        (18,750)      (343,750)
     Prepaid expenses                                             (2,600)             -         (2,600)
     Deposits                                                          -         (3,290)        (6,500)
--------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                         (1,044,062)      (332,293)    (1,579,466)
--------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Payments for the purchase of equipment                           (78,727)       (16,369)      (188,829)
Payments for patents                                             (28,147)       (13,327)       (43,626)
Payment for acquisition of equipment and proprietary
 technology from Flexpoint Holdings, LLC                               -       (265,000)      (265,000)
-------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                           (106,874)      (294,696)      (497,455)
-------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants         3,907,207             -      3,907,207
Principal payments on notes payable - related parties            (409,958)      (13,000)      (460,300)
Proceeds from notes payable - related parties                           -       240,300        445,300
Proceeds from borrowings under convertible note payable                 -       583,334        583,334
-------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                       3,497,249       810,634      4,475,541
-------------------------------------------------------------------------------------------------------

Net Change in Cash                                              2,346,313       183,645      2,398,620
Cash at Beginning of Period                                        54,358         2,051          2,051
-------------------------------------------------------------------------------------------------------

Cash at End of Period                                      $    2,400,671  $    185,696  $   2,400,671
=======================================================================================================

Supplemental Cash flow Information:
-------------------------------------------------------------------------------------------------------
Interest paid                                              $        7,231  $          -  $      16,888
=======================================================================================================




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

Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and common equivalents outstanding during the period. At September 30, 2005 there were warrants outstanding to purchase 3,656,335 shares of common stock, and at September 30, 2004 there were warrants outstanding to purchase 650,000 shares of common stock. These warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Share Based Compensation - The Company accounts for its share-based compensation to employees and directors under APB 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation related to stock options, if any, is recorded if an option's exercise price on the grant date is less than the fair value of the Company's common stock on the grant date, and amortized over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. On August 25, 2005 the Board of Directors of the Company approved the 2005 Stock Incentive Plan ("the Plan"). Adoption of the Plan is contingent upon shareholder approval. Under the Plan, the exercise price for all options issued will not be less than the average closing price of the Company's stock for the thirty day period immediately preceding the grant date plus a premium of ten percent.
The maximum aggregate number of shares that may be sold under the Plan is 2,500,000.

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

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

Recent Accounting Pronouncements - In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123(R)"). Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under the options for adoption available under Statement 123(R), the Company has determined to adopt Statement 123(R) on the modified-prospective basis beginning on January 1, 2006 will result in the recognition of the remaining unamortized grant-date fair value compensation over the remaining vesting period.

Impairment of Long-Lived Assets, Including Goodwill - The Company's management evaluates annually long-lived assets, including goodwill for possible impairment. Management has considered recent appraisals, valuations and its estimate of future cash flows related to the long-lived assets other than goodwill. In evaluating goodwill, management has considered factors such as market capitalization and book value of the Company. Neither long-lived assets nor goodwill were determined to be impaired.

NOTE 2 - NOTES PAYABLE - RELATED PARTY

The Company had unsecured notes payable to shareholders with interest stated at 12% and repayment terms which required payment of the principal and interest by December 31, 2004. Under amended terms, payment of the entire principal and interest was due to the shareholders by the extended due date of March 31, 2005. On December 31, 2004 the principal balance of the note was $410,958. During the nine month period ending September 30, 2005 the Company repaid $409,958 leaving a balance of $1,000. Interest expense for the nine months ended September 30, 2005 related to the notes payable was $7,231.

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

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 4 - PRIVATE PLACEMENT

From January 25, 2005 through March 31, 2005, the Company issued 2,836,335 shares of common stock and warrants to purchase 2,836,335 shares of common stock at $3.00 per share from October 1, 2005 through September 30, 2007 in a private placement offering. The Company realized proceeds of $3,907,208, net of $347,294 of cash offering costs. The Company also issued the placement agent 140,000 shares of common stock and 140,000 warrants exercisable at $3.00 per share for the agent's services in connection with the offering. The fair value of the warrants issued was $4,047,816 as determined by the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.58%, volatility of 200%, estimated life of two years and dividend yield of 0%. The net proceeds were allocated to the shares of common stock and the warrants based upon their relative fair values and resulted in allocating $1,980,271 to the shares of common stock and $1,926,937 to the warrants.

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

On July 20, 2005, the Company issued an investor relations firm 30,000 warrants for services rendered. The fair value of the warrants issued was $1.38 per warrant, for a total valuation of $41,300 as determined by the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.40%, volatility of 200%, estimated life of two years, and dividend yield of 0%. These warrants were issued with a callable feature in which the Company shall have the right to call the warrants, thereby forcing exercise by the investor if at any time after six months from the date of issue the closing price of the common stock is greater than $5.00 per share (the exercise price) for five consecutive trading days.

On August 25, 2005, the Company issued to a director 18,350 shares of common stock for services rendered as a member of the Board of Directors. The fair value of the stock on the day of this transaction was $1.73 per share for a total value of $31,745.

NOTE 6 - REGISTRATION OF RESTRICTED COMMON STOCK

In August 2005, the Company filed a Registration Statement, form SB-2, with the Security and Exchange Commission to register 8,932,670 shares of the Company's restricted common stock (includes 3,656,335 underlying shares for the conversion of warrants) as free trading shares of common stock.

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

As a result of the confirmation of our reorganization plan, we used fresh-start reporting from the February 24, 2004, date of emergence from bankruptcy and the following discussions relate to the unaudited financial statements for the interim period from February 24, 2004, through September 30, 2004 (the "2004 interim period").

We recorded revenue of $21,698 for the nine-month period ended Septmber 30, 2005 (the "2005 nine month period"), but recorded a net loss of $1,286,522 for that same period. During the first quarter of 2005 we completed a private placement offering that provided net proceeds of approximately $3.9 million. Management anticipates that the proceeds from the private offering will fund operations for approximately the next twelve months. We may require additional financing and will likely rely on debt financing, loans from related parties, and private placements of our common stock for additional funding.

In late 2004, we restructured our management team and brought in an experienced group of executive level management personnel to direct the growth of our business operations. During the 2005 nine month period this new management team evaluated our business plan and directed changes for growth of our business operations. We have added engineering personnel and are in the process of adding to our sales and manufacturing departments.

In September 2005 we entered into a manufacturing agreement with R&D Products, LLC, a Utah limited liability company, doing business in Midvale, Utah. R&D Products has developed a mattress with multiple air chambers that use Bend Sensors and we agreed to manufacture the Bend Sensors for the mattresses. The initial order is for 300,000 Bend Sensors to be used to begin manufacture of 10,000 mattresses.

Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next six months to one year. Management continues its efforts to negotiate automotive contracts and has met with automotive suppliers and manufacturers in Europe and in the United States. We have completed the initial phase of testing of the pedestrian sensor and results have been sent to several original equipment manufacturers and Tier 1 suppliers, but we have not entered into a major contract for the sale of our products as of the date of this report. Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable within the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

Our revenues are not to a level to support our operations. Net cash used by operating activities was $1,044,062 for the 2005 nine month period compared to net cash used by operating activities of $332,293 for the 2004 interim period. During the first quarter of 2005 we conducted a private offering to raise funds for operations. As a result of the private offering, at September 30, 2005, we had $2,400,671 in cash.

We intend to use revenues and our cash to purchase and install equipment and develop our QS-9001 certified facility. QS-9001 is shorthand for "Quality System Requirements QS-9001:2000 (ISO/TS16949)." It is a common supplier quality standard for DaimlerChyrsler Corporation, Ford Motor Company and General Motors Corporation and it contains requirements that are particular to the automotive industry.

For the 2005 nine month period net cash used in investing activities was $106,874 and was primarily related to the purchase of equipment and payment for patents. For the 2004 interim period net cash used in investing activities was $294,696, with $265,000 of that amount related to the acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC in March 2004. The equipment acquired consisted of manufacturing equipment to produce our Bend Sensor products and the technology acquired consisted of the software algorithms that interpret data provided by the sensor technology.

As we enter into new technology agreements in the future, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs. If we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and royalties related to these agreements. However, we have formalized only a few additional agreements since confirmation of our bankruptcy reorganization plan and there can be no assurance that other agreements will come to fruition in the future or that a desired technological application can be brought to market.

FINANCING

For the 2005 nine month period net cash provided from financing activities was $3,497,249, with $3,907,208 representing net proceeds from the private placement. In this private placement we issued an aggregate of 2,836,335 units to purchasers and 140,000 units were issued to the placement agent.
Each unit consisted of one share and one warrant to purchase one share at an exercise price of $3.00. If all of the warrants issued in the private placement are exercised, then we may realize an additional $8,509,005, based on an exercise price of $3.00 per warrant. Except for the "call" provision, the warrant holders have total discretion as to when or if the warrants are exercised. The "call" provision requires that if the closing bid price of our common stock is greater than $4.00 per share for five consecutive trading days after October 1, 2005 and during the exercise term of the warrant, then we have the right to call the warrant in whole or in part, forcing the investor to exercise the warrant within fifteen trading days or the warrant is forfeited. We cannot guarantee that the price of our common stock will reach $4.00 and, in that case, the warrant holders will determine when and if the warrants are exercised.

For the 2004 interim period net cash provided by financing activities was $810,634 and was primarily related to proceeds of $583,334 from borrowings under a convertible line of credit we executed as part of our bankruptcy reorganization and $240,300 proceeds from notes payable. We relied on the $1.5 million convertible line of credit from Broad Investment Partners to fund our operations after bankruptcy. During March 2004, we drew $1,443,334 from this line of credit, which resulted in a discount to the note of $56,666. Of the amount drawn from the line of credit, we assumed debt of $698,000 to acquire the assets of Flexpoint Holdings, LLC, and $102,000 was used to repay a short-term advance from Flexpoint Holdings, LLC. We borrowed $583,334 from the credit line for operations and $60,000 was borrowed from the credit line to settle certain secured and priority claims of the reorganization plan.

Management anticipates that the proceeds from our private placement will fund our operations in the short term, but we may still require debt financing, notes from related parties, and private placements of our common stock to fund the expansion of our operations.

COMMITMENTS AND CONTINGENCIES

Our principal commitments at September 30, 2005, consist of an operating lease and our total current liabilities of $87,048, discussed in more detail below in "Results of Operations." The operating lease has average monthly payments of $8,718, including common area maintenance and a 2% annual increase. The total future minimum payments under this lease are $497,710 as of December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the unaudited condensed consolidated operations of Flexpoint Sensor and its subsidiaries and should be read in conjunction with our financial statements included in this report at Part I,
Item 1, above.



                    SUMMARY OPERATING RESULTS

                                                                        Interim period
                        Three month     Three month     Nine month      from 2/24/04
                        period ended    period ended    period ended    through
                        Sept. 30, 2005  Sept. 30, 2004  Sept. 30, 2005  Sept. 30, 2004
                        --------------  --------------  --------------  --------------
Revenue                 $       3,063   $      52,296   $      21,698   $     107,796

Cost of revenue               (11,268)        (64,425)       (100,865)       (111,830)

Amortization of               (32,027)              -         (96,081)              -
proprietary technology

Gross profit (loss)           (40,232)        (12,129)       (175,248)         (4,034)

General and                  (500,679)       (304,481)     (1,147,724)     (1,374,731)
administrative expense

Interest expense                    -            (707)         (7,231)     (1,559,125)

Interest income                16,721               -          45,765               -

Other income                      972               -           2,916               -

Gain (loss) on                      -               -          (5,000)              -
forgiveness of debt

Net loss                     (523,218)       (317,317)     (1,286,522)     (2,937,890)

Net loss per share      $       (0.02)  $       (0.02)  $       (0.06)  $       (0.16)


Our revenues for all periods were primarily from licensing fees and royalties, and engineering services. Revenue


                                13

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

Our revenues have decreased in the 2005 periods compared to the 2004 periods and cost of revenue exceeded our revenues for the 2004 and 2005 periods. Cost of revenue was primarily related to materials and labor associated with product sales and customer prototype development. As a result, we recorded gross losses for the 2004 and 2005 periods.

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


                SUMMARY BALANCE SHEET INFORMATION

The chart below presents a summary of our balance sheet at September 30, 2005 and December 31, 2004. Further details are presented in our unaudited financial statements included in this report at Part I, Item 1, above.

                                September 30, 2005  December 31, 2004
                                ------------------  -----------------

Cash                            $       2,400,671   $         54,358

Total current assets                    2,411,518             55,107

Total Assets                           10,789,633          8,556,661

Total current liabilities                  87,048            547,806

Deficit accumulated during             (5,797,248)        (4,510,726)
the development stage

Total stockholders equity       $      10,702,585    $     8,008,855

Cash increased at September 30, 2005, primarily as a result of the proceeds from our private placement. Our total assets at September 30, 2005, included total current assets of $2,411,518, property and equipment valued at $1,273,276, patents and proprietary technology of $1,741,925, goodwill of $5,356,414, and a deposit of $6,500.

Total current liabilities at September 30, 2005, decreased from $547,806 at December 31, 2004 to $87,048 and included accounts payable of $2,852, accrued liabilities of $83,196, and notes payable to related parties of $1,000.

     Factors Affecting Future Performance

You should consider carefully the following risk factors and other information in this report before investing in our common stock.

     We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business plans. We anticipate proceeds from our private placement in March of 2005 will fund our operations for the next twelve months; however, we anticipate that revenues will not increase until late 2006 or early 2007. In addition, if we decide to expand our business activities outside the automotive market in 2006, we anticipate needing more than approximately $1,000,000 in additional funding.

     We may not have adequate experience to successfully manage anticipated growth.

In January 2005 we restructured our management team and brought in an experienced group of executive level management personnel to direct the growth
of our business operations.   However, we may not be equipped to successfully
manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our managerial, operating, financial and other resources. Our future performance will depend, in part, on our ability to manage growth effectively, which will require us to:
..    improve existing and implement new financial controls and systems, management information systems, operating, administrative, financial and accounting systems and controls,
..    maintain close coordination between engineering,  programming, accounting, finance, marketing, sales and operations, and
..    attract and retain additional qualified technical and marketing personnel.
There is intense competition for management, technical and marketing personnel in our business. The loss of the services of any of our key employees or our failure to attract and retain additional key employees could have a material adverse effect on our ability to continue as a going concern.

     We may not have adequate manufacturing capacity to meet anticipated manufacturing.

Based on projected orders under anticipated agreements, we will need to complete a second production line and have it installed and approved in 2006. We have completed installation of our first production line and are in the process of qualifying our own manufacturing facility for QS-9001:2000 (ISO/TS16949), a Quality Management System that contains the particular requirements for the application of ISO 9001:2000 for automotive production and relevant service part organization (formerly QS-9000 and referred to in
this report as QS-9001).   However, we cannot assure you that we will satisfy
QS-9001 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our customers. The second manufacturing line is expected to result in increased manufacturing capacity and manufacturing efficiencies.

     Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to capture increased market share.

The market for sensor devices is extremely competitive, and we expect that competition will intensify in the future. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business, operating results or financial condition. Our primary competitors in the air bag market are International Electronics and Engineering, Siemens, Robert Bosch GmbH, Denso, Inc., Breed Technologies, TRW Automotive, Delphi Corporation, Autoliv Inc., Takata and Temic. We believe that none of our competitors have a product that is superior to our Bend Sensor technology at this time. However, many of our competitors and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products and markets than we can.

     Our success is dependent on our intellectual property rights which are difficult to protect.

Our future success depends on our ability to protect our intellectual property. We use a combination of patents and other intellectual property arrangements to protect our intellectual property. There can be no assurance that the protection provided by our patents will be broad enough to prevent competitors from introducing similar products or that our patents, if challenged, will be upheld by courts of any jurisdiction. Patent infringement litigation, either to enforce our patents or defend ourselves from infringement suits, would be expensive and, if it occurs, could divert our resources from other planned uses. Patent applications filed in foreign countries and patents in these countries are subject to laws and procedures that differ from those in the U.S. and may not be as favorable to us. We also attempt to protect our confidential information through the use of confidentiality agreements and by limiting access to our facilities. There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our confidential information from competitors.

     Our products must satisfy governmental regulations in order to be marketable

During the past several years, the automotive industry has been subject to increased government safety regulation. Among other things, proposed regulations from the National Highway Transportation and Safety Administration would require automakers to incorporate advanced air bag technology into vehicles beginning in 2005 with the phase-in to be completed by 2008. Our products may not meet the proposed National Highway Transportation and Safety Administration standards or the standards may be modified. These proposals call for upgraded air bag system performance tests for passenger cars and light trucks. The new testing requirements are intended to improve the safety of infants, children and out-of-position adults, and maximize the protection of properly seated adults. The National Highway Transportation and Safety Administration tests are similar to conditions that we have already been using to test our Sensor Mat System and we believe that our Sensor Mat System will meet the standards as proposed. In addition, automakers may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments in new technology, including our Bend Sensor technology, until final regulatory action is taken. We cannot predict what impact, if any, these proposals or reforms might have on our financial condition and results of operations.

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

     Ongoing industry consolidation among worldwide automotive parts suppliers may limit the market potential for our products.

In the automotive parts industry, there is a trend of consolidation through business combinations and acquisitions of complementary technologies among worldwide suppliers as these suppliers seek to build stronger customer relationships with automobile manufacturers. Automobile manufacturers look to Tier 1 suppliers (major suppliers) to provide fully engineered systems and pre-assembled combinations of components rather than individual components. This trend of consolidation of suppliers may result in fewer Tier 1 suppliers and thus limit the marketing opportunities for our Bend Sensor technology.


ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chairman of the Board who acts in the capacity of our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective.

Also, these executive officers determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 25, 2005 our board of directors authorized the issuance of 18,350 shares of restricted common stock to Ruland J. Gill, Jr. in consideration for services rendered as a member of our board of directors. These shares were valued at $31,746. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

Part I Exhibits

No.     Description.
----    ------------
31.1    Chief Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Part II Exhibits

No.     Description.
----    ------------
2.1 Order Confirming Plan, dated February 24, 2004 (Incorporated by reference to exhibit 2.1 for Form 8-K filed March 5, 2004)
2.2 Debtor's Plan of Reorganization, dated January 14, 2004 (Incorporated by reference to exhibit 2.2 for Form 8-K filed March 5, 2004)
2.3 Asset Purchase Agreement between Flexpoint Sensor and Flexpoint Holdings, LLC, dated March 31, 2004 (Incorporated by reference to exhibit 2.3 of Form 10-QSB, filed May 3, 2004)
3.1 Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 10-SB registration statement, filed June 17,1994.)
3.2 Certificate of Amendment to Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 8-K, filed April 9, 1998)
3.3 Certificate of Amendment to Certificate of Incorporation of Micropoint Inc. (Incorporated by reference to exhibit 3.3 of Form 10-QSB, filed May 3, 2004)
3.4 Restated bylaws of Flexpoint Sensor (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1 Credit Line Agreement between Flexpoint Sensor and Broad Investment Partners, LLC, dated January 14, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K filed March 5, 2004)
10.2 Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)
10.3 Consulting Agreement between Flexpoint Sensor and Summit Resource Group, dated March 3, 2004 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed May 3, 2004)
21.1 Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21 of Form 10-KSB, filed February 18, 2004)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                              FLEXPOINT SENSOR SYSTEMS, INC.



                             /s/ Clark M. Mower
Date: November 1, 2005       ______________________________________________
                             Clark M. Mower
                             President, Chief Executive Officer and Director


Date: November 1, 2005       /s/ John A. Sindt
                             ______________________________________________
                             John A. Sindt
                             Chairman of the Board
                             Principal Financial and Accounting Officer



                             /s/ B. Fred Atkinson, Jr.
Date: November 1, 2005       ______________________________________________
                             B. Fred Atkinson, Jr.
                             Secretary/Treasurer and Comptroller