Form 10KSB
period 2005-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2006-03-15
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       Commission file number: No. 0-24368

                  FLEXPOINT SENSOR SYSTEMS, INC.
          ---------------------------------------------
          (Name of small business issuer in its charter)

         Delaware                        87-0620425
  ------------------------  -----------------------------------
  (State of incorporation) (I.R.S. Employer Identification No.)

106 West Business Park Drive, Draper, Utah               84020
------------------------------------------              ----------
(Address of principal executive offices)                (Zip code)

Issuer's telephone number:  801-568-5111

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

State issuer's revenue for its most recent fiscal year: $12,595

As of February 23, 2006, Flexpoint Sensor Systems, Inc. had 22,992,887 shares of common stock outstanding. The market value of the shares of voting common stock held by non-affiliates on that date was approximately $30,085,174.

Check if the issuer has filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business...........................................3
Item 2.  Description of Property...........................................9
Item 3.  Legal Proceedings.................................................9
Item 4.  Submission of Matters to a Vote of Security Holders..............10

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.........10
Item 6.  Management's Discussion and Analysis or Plan of Operations.......12
Item 7.  Financial Statements.............................................18
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................36
Item 8A. Controls and Procedures..........................................36
Item 8B. Other Information................................................36

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act................36
Item 10. Executive Compensation...........................................37
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................39
Item 12. Certain Relationships and Related Transactions...................41
Item 13. Exhibits.........................................................41
Item 14. Principal Accountant Fees and Services...........................42
Signatures................................................................43


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

Flexpoint Sensor was forced to seek bankruptcy protection on July 3, 2001, and we filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. (See Part I, Item 4 "Legal Proceedings," below). On February 24, 2004, the bankruptcy court confirmed our Plan of Reorganization. As a result of our reorganization, we are now a development stage company with a date of emergence from bankruptcy of February 24, 2004. We used fresh-start reporting and all assets of Flexpoint Sensor Systems, Inc. were restated to reflect their reorganization value, which approximated the fair value at the date of reorganization.

The bankruptcy reorganization plan resulted in a 7-to-1 reverse stock split that was effected March 5, 2004. All share and per share amounts presented in this report reflect the reverse split. The reorganization plan resulted in discharged debt of $7,123,213, which included the issuance of 13,822,331 shares of stock for creditor claims and conversion of $1,500,000 of notes payable and the cancellation of 828,571 shares of common stock issued or issuable to an officer during 2001. Options, warrants or executory contracts for acquisition of any common shares entered into prior to our petition for bankruptcy protection were canceled upon confirmation of the reorganization plan. Outstanding preferred stock and super-voting preferred stock were also canceled upon confirmation.

On March 31, 2004, Flexpoint Sensor entered into an asset purchase agreement with Flexpoint Holdings, LLC. The agreement provided that Flexpoint Sensor acquire substantially all of Flexpoint Holdings' equipment and proprietary technology. We paid consideration of $963,000, which included $265,000 in cash and assumption of a $698,000 convertible note payable, and issued common shares valued at $1,931,309 for assets with a fair value of $4,302,643. (See "Management's Discussion and Analysis . . . Asset Purchase," below)

BUSINESS OVERVIEW

We are a development stage company principally engaged in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. We are actively seeking financing and manufacturing contracts for the use of design and engineering of Bend Sensor technology and equipment using a flexible potentiometer technology. In early 2005 we completed a private placement offering of units and issued 2,836,335 shares of common stock and warrants to purchase 2,836,335 shares of common stock at $3.00 per share. (See "Management's Discussion and Analysis . . . - Liquidity and Capital Resources," below, for information about the units). We realized net proceeds of approximately $ 3.9 million which we have used to fund our ongoing operations. In prior years, our operations have been minimal or limited due to bankruptcy. Since confirmation of our bankruptcy reorganization plan in March 2004 we have been negotiating contracts, manufacturing Bend Sensor technology devices and have further developed our technologies. We have completed installation of our first production line and plan to begin installation and qualification of a TS-16949 production line and facility in 2006.

PRODUCTS

      Bend Sensor(R) Technology

Sensitron owns the rights to our Bend Sensor(R) technology, which is a flexible potentiometer bend sensor product consisting of a coated substrate, such as plastic, that changes electrical conductivity as it is bent. Electronic systems can connect to this sensor and measure with fine detail the amount of bending or movement that occurs. Certain applications of the Bend Sensor(R) potentiometer have been patented (See "Patents and Intellectual Property," below).

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

We have developed the following applications for the Bend Sensor(R)technology:

      Pedestrian Detection Sensor

Management's informal survey has estimated that throughout the European Union Countries more than 6,000 accidental pedestrian deaths and 155,151 injuries occur annually. In 2003, the European Parliament and the Council of the European Union published a Directive on pedestrian protection to reduce the number of pedestrian deaths and injuries. All new 2005 vehicles must comply with special tests demonstrating they meet standards protecting pedestrians against head and leg injuries in accidents. In 2010, two additional stringent tests will be imposed.

We have developed a Pedestrian Impact Detection system that we believe will meet the requirements for cars in Europe. Four separate automotive suppliers/original equipment manufacturers are testing the Bend Sensor(R) device for use in pedestrian impact detection. Thus far, testing has shown that the Bend Sensor(R) device is able to detect impact with a human leg and in the event of an accident, trigger a safety response. The device is also capable of determining the difference between a human leg and a steel post and can therefore alter the automobile's response based on the appropriate safety response. The automobile response can include raising the hood or deploying an external air bag. We believe the Bend Sensor(R) device's advantages over the competition include reliability, accuracy, and lower costs. Our sensors have gone through several years of testing for this application.

In October 2005 we completed the initial stage of testing for the Pedestrian Impact Detection system with Tier One suppliers and confirmed the system's ability to distinguish within milliseconds between a human leg and an inanimate object. The second testing phase will consist of narrowing the specific materials and applications that will be used in the final manufacturing process and testing to ensure the system's accuracy and capabilities.

      Medical Bed

We currently have working prototypes of beds for use in medical applications. The electronics of the bed are able to record, based on our Bend Sensor(R) technology input, the position of the person on the bed and how they are moved. The bed has the ability to roll the person left or right to remove pressure areas as well as facilitate dressing changes. Using our sensor technology on each of the individual chambers of the bed allows an accurate automatic profile mapping of the position of the person and immediately identifies the high pressure zones. This allows needed adjustments to be made to meet the required standards of care and comfort. Adjustments are also programmable for customized patient care and may be recorded for administrative use at later dates.

Our Bend Sensor(R) Technology allows the medical bed to read all information by measuring minute changes in surface deflection. These measurements are correlated and calibrated with intra-compartmental air pressure changes to determine variances in surface pressure where the patient's body is in contact with the mattress. Competitors' products use random adjustments and blindly move pressure zones. Management believes this application of our technology is sufficiently unique to provide a major source of revenue.

On September 28, 2005, Flexpoint Sensor Systems, Inc. entered into a manufacturing agreement with R&D Products, LLC, a Utah limited liability company, doing business in Midvale, Utah. For the purpose of this contract, management considers R&D Products to be a related party because a controlling member of R&D products, LLC is also a non-controlling interest shareholder of Flexpoint Sensor. R&D Products has developed a mattress with multiple air chambers that use Bend Sensors(R) and we agreed to manufacture the Bend Sensors(R) for the mattresses. The initial term of the agreement is for a period of five years and the term will renew automatically for one or more successive one-year terms, unless either party provides written notice of non-renewal. The unit prices will be adjusted on an annual basis to reflect industry standard price changes. The initial order is for 300,000 Bend Sensors(R) to be used to begin manufacture of 10,000 mattresses. The realization of the manufacturing and sales of the Bend Sensors(R) is dependent upon R&D Products selling either their bed directly to customers or licensing their technology to a third party. There are no guarantees the R&D Products will complete sales in such quantities to meet the demands of this contract.

R&D Products will deliver purchase orders for the Bend Sensors(R) to us and may inspect the production of the Bend Sensors(R). In addition, both parties have agreed to maintain the confidentiality of proprietary information obtained from each other. The agreement may be terminated by either party for breach of the agreement by the other party or dissolution of the other entity. The rights under the agreement cannot be assigned without prior written consent from the other party.

In December 2005 R&D Products reached a manufacturing agreement with Powin Corporation to mass produce the medical "SmartBed." Powin Corportion dedicated an 80,000 square foot manufacturing facility to manufacture the SmartBed. The SmartBed is a pressure neutralizing bed using our Bend Sensor(R) Technology to precisely identify areas of the body where high pressure skin contact is most vulnerable and redistributing pressure when and where needed. Our Bend Sensor(R) Technology allows the SmartBed to read all information by measuring minute change in surface deflection. These measurements are correlated and calibrated with intra-compartmental air pressure changes to calculate variances in surface pressure where the patient's body is in contact with the mattress.

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

We have developed an Occupant Classification System that uses a series of sensors in an automobile seat to sense whether an object on a seat is a human being and whether it is a child or an adult. By automatically sensing and correctly categorizing a car's passengers, our sensors can distinguish between an object, an infant car seat, a child or an adult passenger. This classification system is capable of deactivating an air bag when a person under 60 pounds or a car seat is in the seat. This allows the air bag to deploy in a fashion so as to improve the safety of the passenger.
Management's informal survey of this market has found that the market opportunity for these applications is substantial considering an annual market of 19,000,000 vehicles in North America and 50,000,000 worldwide. We are in discussions with a Tier 1 supplier for implementation of this device. We will continue to work with this Tier 1 supplier to make sure that we meet all requirements set forth by the government for the device.

The Passenger Presence Detection system is used to detect if there is any object in the front passenger seat. This device could be used widely in the European market because there are specific requirements for this type of device in Europe. We are currently working with three Tier 1 suppliers on this application. This device could also be used as a seat belt reminder with a potential market of 17,000,000 vehicles per year.

We have developed a crash sensor, which is a series of sensors mounted in strategic places on the side and door panels to detect an impact, as well as the speed, direction and force of the impact. This allows an onboard computer to deploy side air bags where needed.

      Flow Control Applications

Our flexible sensor has proven to be an extremely robust and durable flow control switch. The Bend Sensor(R) product allows for the measurement of liquid and air flow, and has been tested to over 35 million cycles without failure. When the Bend Sensor(R) device is placed in a flow stream, it can measure if flow is occurring, or it can measure the amount of flow that is occurring. The fact that our design incorporates a single layer design allows for it to operate in many harsh environments. While other technologies are affected by dirt, dust, and liquids, the Bend Sensor(R) product is able to operate under these conditions. We are currently working with a number of customers on various flow type applications.

      Humidity Sensor

We have developed a new version of our patented Bend Sensor(R) technology. This sensor has proven to function as a very accurate and low cost humidity sensor. Environmental chamber testing has been performed from 0% relative humidity to 100% relative humidity at a wide range of temperatures. Throughout all of the environmental conditions that the sensors have been exposed to, they have continued to correlate very accurately to humidity levels. The resistance value of the Bend Sensor(R) changes in direct response to changes in humidity. We expect to begin marketing this new product in 2006 upon completion of qualification testing.

      Other Applications

Management believes the potential market for our technology includes using the technology to replace or upgrade devices used in industrial control systems, medical equipment and instrumentation, computer peripherals, automotive transmission equipment, commercial vending equipment and other devices. We have developed, or are developing:
..      a vibration sensor,
..      a steering wheel position device that communicates to an automobile onboard computer the amount of rotation of the steering wheel to assist the computer in stabilizing control over the vehicle, and
..      sensing devices for medical equipment.

We intend to further identify applications of our technology in numerous fields and industries. A core sales strategy is to seek applications of our technology for products used by customers that emphasize functionality, reliability, quality, and user convenience.

BUSINESS STRATEGY

Management believes that our future success will depend upon our ability to coordinate our product design, manufacturing, distribution and service strategies in a long-term business model. One sales strategy is to offer a line of standard sensor products with corresponding hardware and software to facilitate ease of implementation of our technology into a customer's system. The standard product line is expected to be sold directly to the customer and through manufacturer's representatives and distributors. We will seek to expand our product offering to include substantially complete value-added assemblies. We will also continue to consider licensing or partnership arrangements. We anticipate selling primarily to original equipment manufacturers initially in the United States and eventually worldwide. For the international customers, we plan to contract, sell and distribute our products through various manufacturer representatives and distributors.

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

In the long term, we will attempt to add value by expanding our sensor product line through licensing, strategic agreements, and/or acquisition of other entities. It is anticipated that such diversification of sensor products will enhance our ability to offer sensor "system" solutions to our customer. Eventually, by adding circuit boards, enclosures, etc., management expects to move toward a more extensive product line. These product lines, when combined, could create a much larger value added profit margin. There is, however, no assurance that such profit margins will be achieved.

MARKETING AND SALES

We intend to market our products primarily to original equipment manufacturers ("OEM's"), either directly or through Tier 1 suppliers. Our primary marketing objectives are to generate demand for our products, enhance name recognition and support OEM's. We believe that the successful use of our products by OEM's will create additional demand for a higher quantity of existing products. We also anticipate that the success of our existing products will allow us to successfully introduce new products to the market.

We intend to support OEM's through our network of sales representatives and our in-house sales force. We have one in-house sales representative and intend to develop sales representative networks in the Midwest where the major industrial controls manufacturers are located. We will also seek to generate interests and explore additional applications to our technology through attendance and participation at trade shows and publicity in trade magazines.

We believe that our relationship with OEM's will be an important part of our overall sales strategy. We believe that the OEM's will initiate purchase orders for our products. In the early stage of this strategy, we likely will be dependent on a few OEM's and if we lose their business it will have a significant adverse effect on our results of operations until alternative distribution channels can be established. We may consider contractual commitments to OEM's in exchange for fees and royalties. In addition, because we do not sell directly to end users, we are dependent, in part, on the OEM's for information about retail product sales. Accordingly, any rapid cessation of purchases or a switch to other companies' products by end users may not be immediately evident to us, and could result in increased product returns.

We intend to develop a field sales force including direct marketing employees in strategic areas and manufacturer's representatives nationwide to generate OEM customers. As our market grows in the United States, we anticipate expanding our distribution network throughout the world. There can be no assurance that we will be successful in developing such a sales force or in expanding our distribution network.

License and supply arrangements, such as those discussed above, create certain risks for us, including:
..      Reliance for sales of products on other parties, and, therefore, reliance on the other parties' marketing ability, marketing plans and credit-worthiness;
..      If our products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than Flexpoint Sensor and its subsidiaries;
..      We may have only limited protection from changes in manufacturing costs and raw materials costs; and
..      If we are reliant on other parties for all or substantially all of our sales, we may be limited in our ability to negotiate with such other parties upon any renewals of their agreements.

MANUFACTURING AND DISTRIBUTION

Automobile manufacturers and Tier 1 suppliers require all manufactured parts to be used in their automobiles to be manufactured in ISO/TS-16949 certified facilities. IS0/TS-16949 is a Quality Management System that contains the particular requirements for the application of ISO 9001:2000 for automotive production and relevant service part organization. TS-16949 is based on ISO requirements 9001:2000, but it contains additional requirements that are particular to the automotive industry. These additions are considered automotive "interpretations" by the ISO community of accreditation bodies and registrars. TS-16949 is a common supplier quality standard for DaimlerChyrsler Corporation, Ford Motor Company and General Motors Corporation. TS-16949 applies to suppliers of production materials, production and service parts, heat treating, painting and plating and other finishing services. It does not, therefore, apply to all suppliers of the big three automotive companies.

TS-16949 certification is necessary to assure potential customers that we have the ability and resources to meet the quantities demanded in a purchase agreement and that we are able to uphold the quality standards required for consideration as an automotive supplier. We are in the process of qualifying our own manufacturing facility for TS-16949, but we determined that it was necessary that we had the required manufacturing capabilities now. As a result, in February 2005 we entered into a Cooperative Agreement with The Bergquist Company, a Minnesota corporation that is a qualified automotive manufacturer. The agreement provides that the companies will cooperate with one another to produce Bend Sensor(R) technology applications for the automotive industry. This cooperative agreement provides us with the means to deliver a finished product to market.

Under the terms of the Bergquist agreement neither company will grant licenses to the other for their own intellectual property, nor is either company obligated to rely on the other for production or technology. Flexpoint Sensor may produce any production contract or may give Bergquist a reasonable opportunity to provide a bid for the production contract. Bergquist may offer Flexpoint a reasonable opportunity to provide a bid for technology for one of its production contracts. The cooperative agreement has a two year term, but may be extended for a successive one year period at Flexpoint Sensor's option.

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

To management's knowledge, technology similar to our technology is currently in production by other competitors. Management believes that our products will be sufficiently distinguishable from the existing products so that it will not compete directly with existing sensor products. Certain force transducer sensors and fiber optic sensors are comparable to our Bend Sensors(R) technology; however, management believes that the force transducer sensor is not as reliable as our Bend Sensor(R) technology and that the fiber optic sensors are not as cost effective as our Bend Sensor(R) technology. As this new area grows, additional manufacturers may attempt to introduce similar products and competition could intensify.

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

PATENTS AND INTELLECTUAL PROPERTY

We regard certain of our designs as proprietary and attempt to protect them with patents and by restricting disclosure of the designs as trade secrets. We have nine issued patents for our Bend Sensor(R) technology and have filed five additional patent applications, and are in the process of preparing two additional patents for new types of sensors using our technology. Sensitron owns seven United States patents and two foreign patents related to the Bend Sensor(R) technology. Patents do expire and it will be necessary for us to file patents for each application we develop so that it is protected from competition. The earliest patent will expire in October 2009; however, we have improved these technologies and expect to file new patents based on the enhancements. We must file patents on any technology for which we develop enhancements which contain material improvements to the original technology. We are aware of three potentially conflicting patents which we believe will not affect our current or planned use of our technology.

There can be no assurance that the protection provided by patents and patent applications, if issued, will be broad enough to prevent competitors from introducing similar products or that such patents, if challenged, will be upheld by the courts of any jurisdiction. Patent infringement litigation, either to enforce our patents or defend us from infringement suits, are expensive and could divert resources from other planned uses. For example, we determined that it was necessary to file a patent encroachment action in January 2006 (See Item 3. "Legal Proceedings," below).

Patent applications filed in foreign countries and patents in those countries are subject to laws and procedures that differ from those in the United States. Patent protection in foreign countries may be different from patent protection under United States laws and may not be as favorable to us. We also attempt to protect our proprietary information through the use of confidentiality agreements and by limiting access to our facilities. There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our proprietary technology.

Management believes that because of the rapid pace of technological change in our markets, legal protection of our proprietary information is less significant to our competitive position than factors such as continuing product innovation in response to evolving industry standards, technical and cost-effective manufacturing expertise, effective product marketing strategies and customer service. Without legal protection; however, it may be possible for third parties to commercially exploit the proprietary aspects of our products.

RESEARCH AND DEVELOPMENT

Although we hold the patent to the basic Bend Sensor(R) technology, as well as other applications, there will be other competitors working to develop competing technologies. To stay on the forefront of the technology, and to serve the needs of the customer, we will need to aggressively pursue improvements to existing systems and develop new systems as well. For the year ended December 31, 2005 we spent $479,415 on research and development related to development engineering for the medical bed technology, new product development resulting in new patents and testing of products for marketable applications.

Also, we believe that the coatings for the Bend Sensor(R) products are difficult to duplicate. We must develop new coatings to fit emerging customer needs and to stay ahead of the competition. There can be no assurance that we will be successful in developing new coatings. While we expect that future research and development efforts, if any, will lead to the filing of additional patent applications, there can be no assurance that any additional patent filings will be forthcoming.

GOVERNMENTAL REGULATION

During the past several years, the automotive industry has been subject to increased government safety regulation. Among other things, regulations from the National Highway Transportation and Safety Administration required automakers to incorporate advanced air bag technology into vehicles beginning in 2005 with the phase in to be completed by 2008. These proposals call for upgraded air bag system performance tests for passenger cars and light trucks. The new testing requirements are intended to improve the safety of infants, children and out-of-position adults, and maximize the protection of properly seated adults. The National Highway Transportation and Safety Administration tests are similar to conditions that we have already been using to test our Seat Mat System and we believe that our Seat Mat System will meet the standards as proposed.

EMPLOYEES

As of the date of this filing we have 11 full time employees and employ two sub-contractors. Our employees are not presently covered by any collective bargaining agreement. We have not experienced any work stoppages and believe that our relations with our employees are good.

                 ITEM 2.  DESCRIPTION OF PROPERTY

On September 13, 2004, Flexpoint Sensor finalized the lease agreement with F.G.B.P., L.L.C. for a five-year lease of approximately 11,639 square feet of office and manufacturing space. The lease commenced on October 1, 2004 and terminates on September 30, 2009. This facility has executive offices and space for research and development, manufacturing and fulfillment. The average monthly payments over the term of the lease are $8,718, including common area maintenance and a 2% annual increase. Management is working toward qualifying this manufacturing facility for TS-16949 certification. The building is located in a business park in Draper, Utah consisting primarily of high tech manufacturing firms and it is located adjacent to Utah's main interstate.

                    ITEM 3.  LEGAL PROCEEDINGS

On January 20, 2006, Sensitron, Inc. filed a complaint in the United States District Court for the District of Utah, Central Division, against Michael W. Wallace, d/b/a Pure Imagination, seeking patent rights for a patent and patent application that Mr. Wallace filed with the United State Trademark and Patent Office. Mr. Wallace assisted Sensitron with the development of certain software to be used in combination with our Bend Sensor(R) technology related to the SEAT MAT(TM) system. Mr. Wallace failed to deliver the source code to Sensitron and failed to list our employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent. Sensitron is seeking a copy of the source code and ownership of the patent and/or correction of the patent and patent application to add the appropriate co-inventors. Sensitron is also seeking unspecified damages along with its costs and attorneys' fees.

On July 3, 2001, Flexpoint Sensor Systems, Inc. filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the District of Utah, File No. 01-29577JAB. On February 24, 2004 the bankruptcy court confirmed our Plan of Reorganization. In our bankruptcy proceeding we objected to the $1,700,000 claim made by Delco Electronics, Inc. We believe that Delphi is precluded by the terms of the agreement from any financial recovery due to its breach of the sponsorship agreement. Other potential claims are breach of contract, breach of fiduciary duties owed to Flexpoint, Inc. pursuant to the contract, and intentional and negligent interference with Flexpoint, Inc.'s contractual and business relationship with General Motors. We believe Delphi will owe a yet to be determined amount of damages for these claims. We are currently attempting to negotiate a settlement to this controversy.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 22, 2005, we held an annual meeting of shareholders for the election of three directors and approval of our 2005 Stock Incentive Plan. On the record date an aggregate of 22,974,537 shares were outstanding and a quorum of 21,341,874 shares were represented in person or by proxy at the meeting. All of the nominees for director, John A. Sindt, Clark M. Mower and Ruland Gill, Jr. were elected. Mr. Mower was elected to serve a one-year term, Mr. Sindt will serve a two year term and Mr. Gill will serve a three-year term.

The following tables provide a breakdown of the votes cast on the matters:

Election of directors

      Nominees               Votes For     Votes Withheld    Votes Against
      ---------              ----------    --------------    -------------
      John A. Sindt          21,338,806        3,068              0
      Clark M. Mower         21,338,806        3,068              0
      Ruland J. Gill, Jr.    21,338,806        3,068              0


Adoption of 2005 Stock Incentive Plan

                             Votes For     Votes Withheld    Votes Against
                             ----------    --------------    -------------
                             14,183,473       74,635            51,286



                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed on the National Association of Securities Dealers
(NASD) OTC Bulletin Board under the symbol "FLXT." Pursuant to our bankruptcy reorganization plan we effected a 7-to-1 reverse split effective March 5, 2004. The following table lists the range for the high and low bid prices of our common stock for each quarter for the years ended December 31, 2004 and 2005 as reported by the OTC Bulletin Board. The price ranges prior to March 5, 2004 are adjusted to account for the reverse. Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

      Fiscal Quarter Ended              High                       Low
      --------------------            ---------                 --------
      March 31, 2004                  $  2.20                    $ 0.63
      June 30, 2004                      2.30                      1.30
      September 30, 2004                 1.90                      1.30
      December 31, 2004                  2.00                      1.40

      Fiscal Quarter Ended              High                       Low
      ---------------------           ---------                 --------
      March 31, 2005                  $  2.09                   $  1.50
      June 30, 2005                      1.92                      1.40
      September 30, 2005                 2.52                      1.45
      December 31, 2005                  2.67                      1.60


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

HOLDERS

As of February 23, 2006, we had approximately 474 stockholders of record of our common stock, which does not include "street accounts" of securities brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following discussions describe all securities sold without registration during the fourth quarter of 2005 that have not been previously reported.

On August 25, 2005, our Compensation Committee under our 2005 Stock Incentive Plan authorized the grant of options to purchase an aggregate of 1,159,000 shares of common stock to eleven employees. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ISSUER PURCHASE OF SECURITIES

None.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE OVERVIEW

We are a development stage company engaged principally in designing, engineering and manufacturing Bend Sensor(R) technology and equipment. Our current focus is to obtain necessary capital to operate and expand our business. On February 24, 2004 our Chapter 11 bankruptcy reorganization plan was confirmed by the bankruptcy court and effected on March 5, 2004. As a result, Flexpoint Sensor is considered a new entity for financial reporting purposes with an inception date of February 24, 2004.

We initiated a private offering in January 2005 that funded our operations for the 2005 year and will provide funds for at least the next six months. We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for additional funding.

During the fourth quarter of 2005 we have concentrated our development efforts with our customers and have signed a contract to produce Bend Sensors(R) for a bed application. We have also filed applications for several patents on products that we have developed.

During the fourth quarter of 2005, development and research for several automotive customers were approved to be advanced to the next stage of testing. Negotiations for potential automotive applications using our Bend Sensor(R) technology are in process, but we have not yet entered into a major contract for the sale of our automotive products. We are also continuing to develop new products that we may sell or license to an industrial control company.

Finalizing a major contract with a customer remains our greatest challenge. We must continue to obtain funding to operate and expand our operations so that we can deliver our product to the market. Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next six months. Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable within the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the confirmation of our reorganization plan, we used fresh-start reporting from the February 24, 2004 date of emergence from bankruptcy and have included the audited financial statements for the interim period from February 24, 2004 through December 31, 2004 (the "2004 interim period").

During the first quarter of 2005 we conducted a private offering to raise funds for operations. We realized net proceeds of $3,907,207 from our private placement and as a result we had $1,964,487 in cash and cash equivalents at December 31, 2005. In this private placement we issued an aggregate of 2,836,335 units to purchasers and 140,000 units were issued to the placement agent. Each unit consisted of one share and one warrant to purchase one share at an exercise price of $3.00. If all of the warrants issued in the private placement are exercised, then we may realize an additional $8,929,005, based on an exercise price of $3.00 per warrant. Except for the "call" provision, the warrant holders have total discretion as to when or if the warrants are exercised. The "call" provision requires that if the closing bid price of our common stock is greater than $4.00 per share for five consecutive trading days after October 1, 2005 and during the exercise term of the warrant, then we have the right to call the warrant in whole or in part, forcing the investor to exercise the warrant within fifteen trading days or the warrant is forfeited. We cannot guarantee that the price of our common stock will reach $4.00 and, in that case, the warrant holders will determine when and if the warrants are exercised.

Our revenues are not to a level to support our operations. Net cash used by operating activities was $1,473,763 for the year ended December 31, 2005 ("2005 year") compared to net cash used for by operating activities of $535,404 for the 2004 interim period. We also had a net operating loss of $1,770,020 for the 2005 year compared to a net operating loss of $4,510,726 for the 2004 interim period.

During the 2004 interim period we relied primarily on a $1.5 million convertible line of credit from Broad Investment Partners to fund our operations after bankruptcy. This line of credit was executed as part of our bankruptcy reorganization plan. During March 2004, we drew $1,443,334 from this line of credit, which resulted in a discount to the note of $56,666. Of the amount drawn from the line of credit, we assumed debt of $698,000 to acquire the assets of Flexpoint Holdings, LLC, and $102,000 was used to repay a short-term advance from Flexpoint Holdings, LLC. We borrowed $583,334 from the credit line for operations and $60,000 was borrowed from the credit line to settle certain secured and priority claims of the reorganization plan.

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

Management anticipates that the proceeds from our private placement will fund our operations in the short term, but we may still require debt financing, notes from related parties, and private placements of our common stock to fund the expansion of our operations. However, we cannot assure you that plans to obtain financing will be completed, or that such sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. We intend to use revenues and our cash to purchase and install equipment and develop our ISO/TS-16949 certified facility.

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

ASSET PURCHASE

On March 31, 2004, Flexpoint Sensor entered into an asset purchase agreement with Flexpoint Holdings, LLC, a company owned in part and controlled by a less than 5% shareholder of Flexpoint Sensor. The owners and manager of Flexpoint Holdings, LLC were not officers, directors or employees of Flexpoint Sensor, nor did they hold any controlling relationship in Flexpoint Sensor or retain a substantial indirect interest in the assets sold as a result of stock ownership in Flexpoint Sensor. The agreement provided that Flexpoint Sensor acquire substantially all of Flexpoint Holding's equipment and proprietary technology. The equipment consisted of manufacturing equipment to produce our Bend Sensor(R) products and the technology consisted of the software
algorithms that interpret data provided by the sensor technology.   Flexpoint
Holdings was a Utah limited liability company formed to acquire and hold the assets that one of our creditors caused to be seized during 2001 and sold at public auction during 2002.

To acquire the equipment and technology from Flexpoint Holdings, we paid $265,000 in cash, we issued 1,600,000 shares of our restricted common stock valued at $1,931,309, or $1.21 per share, and we assumed a convertible note payable of $698,000. The equipment and technology had an appraised fair value of $4,302,643. The cost allocated to the property and equipment was $1,248,732 and to the proprietary technology was $1,645,577.

COMMITMENTS AND CONTINGENCIES

Our principal commitments consist of our total current liabilities of $85,062 at December 31, 2005 and an operating lease. The operating lease has average monthly payments of $8,718, including common area maintenance and a 2% annual increase. The total future minimum payments under this lease are $395,889 as of December 31, 2005.

During the 2004 interim period we relied on loans from related parties to fund our operations. At December 31, 2004 we had an unsecured note payable to First Equity Holdings Corp., a shareholder, for $198,000 at 12% interest, and we also had an unsecured note payable to Persimmon LLC for $212,758. We owed Persimmon LLC $16,000 upon emergence from bankruptcy. Then we borrowed an additional $247,100 from Persimmon and repaid $50,342. The initial terms of these notes payable required payment of the principal and interest by December 31, 2004; however, the terms were amended to extend the due dates to March 31, 2005. As of June 30, 2005, we had repaid the $198,000 note to First Equity Holdings Corp., plus interest, and paid $212,758 of the note payable, plus interest, to Persimmon LLC.

In January 2006 we initiated a legal action against Michael Wallace for patent encroachment (See Item 3. Legal Proceedings, above). We anticipate that this legal action will result in legal costs of approximately $100,000. We will divert a portion of our financial resources to continue this legal matter.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

We annually test goodwill for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less then the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors.

In connection with the approval of our bankruptcy reorganization plan, we estimated the fair value of the patents listed on our books as of February 24, 2004. This valuation was an estimate and subject to completion of an independent appraisal of our intangible assets consisting of patents and goodwill. During the 2004 fourth quarter the independent appraisal was completed. The independent appraisal established the fair value of intangible assets at $5,635,561 and the total fair value was allocated between the value of the patents and goodwill per the independent appraisal. Patents were allocated $279,147 and goodwill was allocated $5,356,414.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor and its subsidiaries and should be read in conjunction with our audited financial statements the year ended December 31, 2005 and for the interim period from emergence from bankruptcy on February 24, 2004 through December 31, 2004. These financial statements are included in this report at
Part II, Item 7, below.


                    SUMMARY OPERATING RESULTS

                                                           Period from
                                                           Feb. 24, 2004
                                         Year ended        through
                                         Dec. 31, 2005     Dec. 31, 2004
                                         --------------    ---------------

Revenue                                  $      12,595     $      345,433

Total costs and expenses                    (1,834,816)        (3,362,604)

Net other income (expense)                      52,201         (1,493,555)

Net profit (loss)                           (1,770,020)        (4,510,726)

Basic and diluted loss per share         $       (0.08)    $        (0.24)

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

For the 2005 year and the 2004 interim period our revenue was primarily from licensing fees and royalties, and engineering services. Licensing revenue of $225,000 recorded in the fourth quarter of 2004 resulted from the early cancellation of a licensing agreement, which accelerated recognition of the revenues previously deferred to be recognized evenly over the six-year term of the license agreement. In October 2004 we cancelled the licensing agreement with a customer and paid the customer $100,000 of the prepayment we had previously received from the customer. The balance of $225,000 of deferred revenues that was being amortized over the six-year term was included as revenue in the 2004 fourth quarter.

Total costs and expense decreased for the 2005 year compared to the 2004 interim period primarily as a result of decreases in general and administrative and marketing expenses. The 2004 interim period general and administrative and marketing expense included $1,776,000 related to settlement of claims by the issuance of 1,200,000 shares of restricted common stock to Mr. Sindt, an officer and director of the company. In addition $846,008 of these expenses for the 2004 interim period related to the issuance of 100,000 common shares and the vesting of warrants to purchase 650,000 shares granted to Summit Resource Group in March 2004 in consideration for public and investor relations consulting services.

Cost of revenue for 2005 decreased to $7,692 compared to $86,605 for the 2004 year because development engineering labor was allocated to cost of goods in 2004, but was expensed as research and development in 2005.

Total other income of $52,201 for the 2005 year was primarily the result of interest income of $59,544 related to interest on the proceeds of the private placement offering which were deposited in a savings account. Total other expense for the 2004 interim period was primarily the result of $1,568,823 expense related to the interest on loans and a $1,500,000 beneficial conversion received by Broad Investment Partners related to the convertible debt. The principal balance of the $1,500,000 loan from Broad Investment Partners was convertible into common stock at $0.50 per share; however, the average market value at February 24, 2004 was $1.00. This resulted in Broad Investment Partners receiving a beneficial debt conversion option of $1,500,000 which was amortized and recognized as interest expense through March 31, 2004 when the note was converted into 3,000,000 shares.

As a result of the above, we recorded a net loss for both the 2005 year and the 2004 interim period, however, our net loss decreased $2,740,706 from the 2004 interim period.

                SUMMARY BALANCE SHEET INFORMATION

The chart below presents a summary of our balance sheets at December 31, 2005 and 2004.

                                      December 31, 2005    December 31, 2004
                                      -----------------    -----------------

Cash and cash equivalents             $   1,964,487        $        54,358

Total current assets                      1,999,148                 55,107

Total assets                             10,304,149              8,556,661

Total current liabilities                    85,062                547,806

Deficit accumulated during               (6,280,746)            (4,510,726)
  the development stage

Total stockholders equity             $  10,219,087        $     8,008,855

Cash increased at December 31, 2005, compared to December 31, 2004, primarily as a result of the proceeds from our private placement. However, we had minimal revenues in the 2005 year and our cash is continuing to decrease. Our non-current assets increased slightly at December 31, 2005 and include property and equipment valued at $1,238,404, patents and proprietary technology of $1,703,683, goodwill of $5,356,414, and a deposit of $6,500.

Total current liabilities decreased at December 31, 2005 primarily as a result of decreases in accounts payable resulting from our payment of $410,958 of unsecured notes payable outstanding from our bankruptcy.

Factors Affecting Future Performance

     We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business plans. For the 2005 year, we incurred a net loss of $1,770,020 and had negative cash flows from operating activities of $1,473,763. We anticipate proceeds from our private placement in March of 2005 will fund our operations for at least the next six months; however, we anticipate that revenues will not increase until late 2006 or early 2007. In addition, if we decide to expand our business activities outside the automotive market in 2006, we anticipate needing more than approximately $1,000,000 in additional funding.

     We may not have adequate experience to successfully manage anticipated growth.

In January 2005 we restructured our management team and brought in an experienced group of executive level management personnel to direct the growth
of our business operations.   However, we may not be equipped to successfully
manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our managerial, operating, financial and other resources. Our future performance will depend, in part, on our ability to manage growth effectively, which will require us to:
..      improve existing and implement new financial controls and systems, management information systems, operating, administrative, financial and accounting systems and controls,
..      maintain close coordination between engineering,  programming, accounting, finance, marketing, sales and operations, and
..      attracting and retaining additional qualified technical and marketing personnel.
There is intense competition for management, technical and marketing personnel in our business. The loss of the services of any of our key employees or our failure to attract and retain additional key employees could have a material adverse effect on our ability to continue as a going concern.

     We may not have adequate manufacturing capacity to meet anticipated manufacturing contracts.

Based on projected orders under anticipated agreements, we will need to complete a second production line and have it installed and approved in 2006. The second manufacturing line is expected to result in increased manufacturing capacity and manufacturing efficiencies. We have completed installation of our first production line and are in the process of qualifying our own manufacturing facility for ISO/TS16949 certification. However, we cannot assure you that we will satisfy TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our customers.

     Our success is dependent on our intellectual property rights which are difficult to protect.

Our future success depends on our ability to protect our intellectual property. We use a combination of patents and other intellectual property arrangements to protect our intellectual property. There can be no assurance that the protection provided by our patents will be broad enough to prevent competitors from introducing similar products or that our patents, if challenged, will be upheld by courts of any jurisdiction. Patent infringement litigation, either to enforce our patents or defend ourselves from infringement suits, will be expensive and could divert our resources from other planned uses. Patent applications filed in foreign countries and patents in these countries are subject to laws and procedures that differ from those in the U.S. and may not be as favorable to us. We also attempt to protect our confidential information through the use of confidentiality agreements and by limiting access to our facilities. There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our confidential information from competitors.

     Research and development may result in problems which may become insurmountable to full implementation of production.

Customers request that we create prototypes and perform pre-production research and development. As a result, we are exposed to the risk that we may find problems in our designs that are insurmountable to fulfill production.
In that event, we will be unable to recover the costs of the pre-production research and development. However, we are currently unaware of any insurmountable problems with ongoing research and development that may prevent further development of an application.

     Our products must satisfy governmental regulations in order to be marketable

During the past several years, the automotive industry has been subject to increased government safety regulation. Among other things, proposed regulations from the National Highway Transportation and Safety Administration would require automakers to incorporate advanced air bag technology into vehicles beginning in 2005 with the phase in to be completed by 2008. Our products may not meet the proposed National Highway Transportation and Safety Administration standards or the standards may be modified. These proposals call for upgraded air bag system performance tests for passenger cars and light trucks. The new testing requirements are intended to improve the safety of infants, children and out-of-position adults, and maximize the protection of properly seated adults. The National Highway Transportation and Safety Administration tests are similar to conditions that we have already been using to test our Seat Mat System and we believe that our Seat Mat System will meet the standards as proposed. In addition, automakers may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments in new technology, including our Bend Sensor(R) technology, until final regulatory action is taken. We cannot predict what impact, if any, these proposals or reforms might have on our financial condition and results of operations.

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

In the automotive parts industry, there is a trend of consolidation through business combinations and acquisitions of complementary technologies among worldwide suppliers as these suppliers seek to build stronger customer relationships with automobile manufacturers. Automobile manufacturers look to Tier 1 suppliers (major suppliers) to provide fully engineered systems and pre-assembled combinations of components rather than individual components. This trend of consolidation of suppliers may result in fewer Tier 1 suppliers and thus limit the marketing opportunities for our Bend Sensor(R) technology. In addition, in recent months large auto makers have announced plans to close plants and reduce their work force, some Tier 1 suppliers are in bankruptcy or in financial difficulty, and two automobile manufacturers have reported increased financial difficulties. These industry trends may limit the market for our products.


                  ITEM 7.  FINANCIAL STATEMENTS


         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)

                                                                         Page
                                                                         ----
Report of Independent Registered Public Accounting Firm....................19

Consolidated Balance Sheets  December 31, 2005 and 2004....................20

Consolidated Statements of Operations for the year ended
 December 31, 2005 and the Period from February 24, 2004
 (date of emergence from bankruptcy) through December 31,
 2004 and for the cumulative period from February 24,
 2004, (date of emergence from bankruptcy) through
 December 31, 2005.........................................................21

Consolidated Statements of Stockholders Equity for the
 period from February 24, 2004 (date of emergence from
 bankruptcy) through December 31, 2004 and for the year
 ended December 31, 2005...................................................22

Consolidated Statements of Cash Flows for the year ended
 December 31, 2005 and for the Period from February 24,
 2004 (date of emergence from bankruptcy) through December
 31, 2004 and for the cumulative period from February 24,
 2004 (date of emergence from bankruptcy) through December
 31, 2005..................................................................23

Notes to Consolidated Financial Statements..............................24-35

      HANSEN, BARNETT & MAXWELL
      A Professional Corporation
      CERTIFIED PUBLIC ACCOUNTANTS
      5 Triad Center, Suite 750
      Salt Lake City, UT 84180-1128
      Phone: (801) 532-2200
      Fax: (801) 532-7944
      www.hbmcpas.com


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and the Board of Directors
Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. and subsidiaries (a development stage company) (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2005, for the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2004 and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the year ended December 31, 2005, for the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2004 and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2005 in conformity with U.S. generally accepted accounting principles.



                                         /s/ Hansen, Barnett & Maxwell

                                         HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
January 20, 2006

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS


December 31,                                           2005          2004
----------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                        $  1,964,487  $     54,358
Accounts receivable                                         -           749
Prepaid expenses                                       34,661             -
----------------------------------------------------------------------------
Total Current Assets                                1,999,148        55,107
----------------------------------------------------------------------------

Property and equipment, net of accumulated
 depreciation of $205,640 and $47,695               1,238,404     1,311,139
Patents and proprietary technology, net of
 accumulated amortization of $264,667 and $112,702  1,703,683     1,827,501
Goodwill                                            5,356,414     5,356,414
Deposits                                                6,500         6,500
----------------------------------------------------------------------------
Total Assets                                     $ 10,304,149  $  8,556,661
============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                 $     41,737  $    116,378
Accrued liabilities                                    43,325        20,470
Notes payable - related parties                             -       410,958
----------------------------------------------------------------------------
Total Current Liabilities                              85,062       547,806
----------------------------------------------------------------------------

Stockholders' Equity
Preferred stock - $0.001 par value; 1,000,000
 shares authorized; no shares issued or outstanding         -             -
Common stock - $0.001 par value; 100,000,000 shares
 authorized; 22,992,887 shares and 19,998,202 shares
 issued and outstanding respectively                   22,992        19,998
Additional paid-in capital                         13,777,276    11,768,255
Warrants outstanding                                2,699,565       731,328
Deficit accumulated during the development stage   (6,280,746)   (4,510,726)
----------------------------------------------------------------------------
Total Stockholders' Equity                         10,219,087     8,008,855
----------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity       $ 10,304,149  $  8,556,661
============================================================================



            FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                     (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the period    For the Cumulative
                                                         from              Period from
                                                         February 24, 2004 February 24, 2004
                                                        (Date of Emergence (Date of Emergence)
                                       For the Year      from Bankruptcy)  from Bankruptcy)
                                       Ended             through           through
                                       December 31, 2005 December 31, 2004 December 31, 2005
---------------------------------------------------------------------------------------------

Design, Contract and Testing Revenue   $         12,595  $        345,433  $         358,028
---------------------------------------------------------------------------------------------

Operating Costs and Expenses
Amortization of patents and
 proprietary technology                        (128,109)          (96,082)          (224,191)
Cost of revenue                                  (7,692)          (86,605)           (94,297)
Administrative and marketing expense         (1,219,600)       (3,179,917)        (4,399,517)
Research and development expense               (479,415)                -           (479,415)
---------------------------------------------------------------------------------------------
Total Operating Costs and Expenses           (1,834,816)       (3,362,604)        (5,197,420)
---------------------------------------------------------------------------------------------

Other Income and Expenses
Interest expense                                 (7,231)       (1,568,823)        (1,576,054)
Interest income                                  59,544                 -             59,544
Sublease rent income                              3,888                 -              3,888
Gain (loss) on forgiveness of debt               (4,000)           75,268             71,268
---------------------------------------------------------------------------------------------
Net Other Income (Expense)                       52,201        (1,493,555)        (1,441,354)
---------------------------------------------------------------------------------------------

Net Loss                               $     (1,770,020) $     (4,510,726) $      (6,280,746)
=============================================================================================

Basic and Diluted Loss Per Share       $          (0.08) $          (0.24)
==========================================================================

Basic and Diluted Weighted-Average
 Common Shares Outstanding                   22,596,558        18,503,026
==========================================================================






            FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                     (A Development Stage Company)
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM FEBRUARY 24, 2004 (DATE OF EMERGENCE
              FROM BANKRUPTCY) THROUGH DECEMBER 31, 2004
                AND FOR THE YEAR ENDED DECEMBER 31, 2005


                                                                                Deficit
                                                                              Accumulated
                                Common Stock        Additional                 During the    Total
                         --------------------------  Paid-in       Warrants   Development Stockholders'
                           Shares        Amount      Capital     Outstanding     Stage       Equity
                         ------------- ------------ ------------ ----------- ------------ -------------
Balance - February 24,
 2004 (Date of Emergence
 from Bankruptcy)          14,098,202  $    14,098  $ 4,952,166  $        -  $         -  $  4,966,264

Beneficial debt
 conversion option                   -           -    1,500,000           -            -     1,500,000

Conversion of note
 payable, March 31 and
 May 19, 2004, $0.50
 per share                   3,000,000       3,000    1,497,000           -            -     1,500,000

Issuance for consulting
 services, March 3, 2004,
 $1.15 per share               100,000         100      114,580           -            -       114,680

Share-based compensation
 from 650,000 warrants
 issued on March 3, 2004
 for consulting services             -           -            -     731,328            -       731,328

Issuance for acquisition
 of equipment and
 proprietary technology
 from Flexpoint Holdings,
 LLC, a company controlled
 by a shareholder, March
 31, 2004, $1.21 per share   1,600,000       1,600    1,929,709           -            -     1,931,309

Issuance for compensation,
 November 24, 2004, $1.48
 per share                   1,200,000       1,200    1,774,800           -            -     1,776,000

Net loss                             -           -            -           -   (4,510,726)   (4,510,726)
-------------------------------------------------------------------------------------------------------
Balance -
 December 31, 2004          19,998,202      19,998   11,768,255     731,328   (4,510,726)    8,008,855

Issuance of common stock
 at $ .77 per share and
 2,826,335 warrants at
 $0.61 per warrant for
 cash net of $347,294
 cash offering costs and
 140,000 common shares
 and 140,000 warrants,
 January through March
 2005                        2,976,335       2,976    1,977,294   1,926,937            -     3,907,207

Issuance of 30,000 warrants
 at $1.38 per warrant for
 services rendered July 2005         -           -            -      41,300            -        41,300

Issuance of common stock at
 $ 1.73 per share, as
 compensation to director
 of company for services
 rendered, August 2005          18,350          18       31,727           -            -        31,745

Net loss                             -           -            -           -   (1,770,020)   (1,770,020)
-------------------------------------------------------------------------------------------------------
Balance -
 December 31, 2005          22,992,887  $   22,992  $13,777,276  $2,699,565  $(6,280,746) $ 10,219,087
=======================================================================================================




                 FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the period    For the Cumulative
                                                                    from              Period from
                                                                    February 24, 2004 February 24, 2004
                                                                   (Date of Emergence (Date of Emergence)
                                                  For the Year      from Bankruptcy)  from Bankruptcy)
                                                  Ended             through           through
                                                  December 31, 2005 December 31, 2004 December 31, 2005
--------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                          $    (1,770,020)  $    (4,510,726)  $    (6,280,746)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation                                            157,945            47,695           205,640
  Amortization of patents and proprietary technology      151,965           112,702           264,667
  Issuance of common stock and warrants for services       73,045         2,622,008         2,695,053
  Expenses paid by increase in convertible note payable         -            60,000            60,000
  Amortization of discount on note payable                      -         1,556,666         1,556,666
  Changes in operating assets and liabilities:
    Accounts receivable                                       749              (749)                -
    Accounts payable                                      (74,641)          (91,728)         (166,369)
    Accrued liabilities                                    21,855            18,978            40,833
    Deferred revenue                                            -          (343,750)         (343,750)
    Prepaid expenses                                      (34,661)                -           (34,661)
    Deposits                                                    -            (6,500)           (6,500)
------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                  (1,473,763)         (535,404)       (2,009,167)
------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Payments for the purchase of equipment                    (85,210)         (110,102)         (195,312)
Payments for patents                                      (28,147)          (15,479)          (43,626)
Payment for acquisition of equipment and proprietary
 technology from  Flexpoint Holdings, LLC                       -          (265,000)         (265,000)
------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                    (113,357)         (390,581)         (503,938)
------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock
  and warrants                                          3,907,207                 -         3,907,207
Principal payments on notes payable - related parties    (409,958)          (50,342)         (460,300)
Proceeds from notes payable - related parties                   -           445,300           445,300
Proceeds from borrowings under convertible note payable         -           583,334           583,334
------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities               3,497,249           978,292         4,475,541
------------------------------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                 1,910,129            52,307         1,962,436
Cash and Cash Equivalents at Beginning of Period           54,358             2,051             2,051
------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period        $     1,964,487   $        54,358   $     1,964,487
======================================================================================================

Supplemental Cash flow Information:
------------------------------------------------------------------------------------------------------
Cash paid for interest                            $         7,231   $         9,657   $        16,888
======================================================================================================






            FLEXPOINT SENSOR SYSTEMS AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

Nature of Operations - Flexpoint Sensor Systems, Inc. and its subsidiaries (the Company), located in Salt Lake City, Utah, is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. On February 24, 2004, the Company's plan of reorganization was confirmed by the U.S. Bankruptcy Court and the Company emerged from bankruptcy. As discussed further in Note 3, the emergence from bankruptcy was accounted for using fresh start accounting and the Company was considered a new entity for financial reporting purposes. The new entity is in the development stage, as planned operations have not commenced. Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking manufacturing contracts. To date, these activities have not resulted in any sustainable source of revenue or sales of the Company's products or technology. There is no assurance that the Company will be successful in exploiting its technology or in obtaining profitable operations.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its wholly owned subsidiaries, Sensitron, Inc., Flexpoint, Inc. and Flexpoint International, LLC. During 2005 a minority interest holder in the subsidiaries relinquished his interest for no consideration. The interest in the subsidiaries is carried at no value based on its historical cost. Intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

Business Condition - The Company had a net operating loss of $1,770,020, and $4,510,726 and used cash in operating activities of $1,473,763 and $535,404 for the year ended December 31, 2005 and for the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2004, respectively. The Company had accumulated deficits of $6,280,746 and $4,510,726 at December 31, 2005 and December 31, 2004, respectively.

Through December 31, 2004, the Company met its short-term cash needs through proceeds from related party notes payable and from a convertible note payable. During 2005, the Company issued common stock and warrants in a private placement offering for proceeds of $3,980,207. To meet its short-term cash need, the Company may issue additional equity securities or incur debt should the Company not be able to generate sufficient revenues from operations with its current working capital. However, there can be no assurance that plans to obtain financing will be completed as planned, or that such sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to the Company.

Fair Values of Financial Instruments - The amounts reported as notes payable to a related party are considered to be reasonable approximations of their fair value due to their short repayment term.

Property and Equipment - Property and equipment are stated at cost. Additions and major improvements are capitalized while maintenance and repairs are charged to operations. Upon retirement, sale or disposition, the cost and accumulated depreciation of the items sold are eliminated from the accounts, and any resulting gain or loss is recognized in operations. Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which are three to ten years. Depreciation expense was $157,945 and $47,695 for the year ended December 31, 2005 and for the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2004. Property and equipment consists of the following:

            FLEXPOINT SENSOR SYSTEMS AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      December 31,                                 2005        2004
      ------------------------------------------------------------------
      Machinery and equipment                 $ 1,250,406   $ 1,190,257
      Office equipment                            139,397       130,132
      Furniture and fixtures                       42,712        38,445
      Software                                     11,529             -
      ------------------------------------------------------------------
      Total Property and Equipment              1,444,044     1,358,834
      Less: Accumulated depreciation             (205,640)      (47,695)
      ------------------------------------------------------------------
      Net Property and Equipment              $ 1,238,404   $ 1,311,139
      ==================================================================

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

Intangible Assets - Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, technology rights are amortized over their estimated useful lives. The Company currently has the rights to several patents and proprietary technology. Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted cash flows of anticipated future company revenues of patent or technology products or royalties. Upon emergence from bankruptcy, the Company recognized patents valued at $279,147. Following emergence, the Company acquired proprietary technology valued at $1,645,577. The recorded fair values of the Company's intangible assets were established through an independent appraisal. Amortization of patents and proprietary technology was $151,965 and $112,702 for the year ended December 31, 2005 and for the period from February 24, 2004 through December 31, 2004, respectively.

Research and Development - Research and development costs are recognized as expense during the period incurred until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill - Goodwill represents the excess of the reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually or when a triggering event occurs. When tested, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of the impairment is measured using a discounted-cash-flow model considering future revenues, operating costs, a risk-adjusted discount rate and other factors.

Revenue Recognition - Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided or goods delivered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue from the sale of products is recorded at the time of shipment to the customers. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contracts are met and then recognized as licensing royalty revenue over the remaining term of the contracts.

            FLEXPOINT SENSOR SYSTEMS AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Based Compensation - The Company accounts for stock-based compensation to employees under the recognition method and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. Under APB 25, compensation related to stock options is recorded if an option's exercise price on the measurement date is below the fair value of the Company's common stock, and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase.

The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, stock-based compensation is determined as either the fair value of stock granted as estimated using the Black-Scholes option pricing method. Stock-based compensation to non-employees totaled $73,027 for the year ended December 31, 2005 and $846,008 for the period from February 24, 2004 through December 31, 2004.

During 2005, the Company granted stock options to purchase 1,159,000 common shares with an exercise price of $1.91 per share, under the newly-adopted 2005 Stock Plan. Because the options granted had no intrinsic value, no compensation expense was recognized for the grants. The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation for the year ended December 31, 2005 and for the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2004 is as follows:

     December 31,                                      2005         2004
     -----------------------------------------------------------------------
     Net loss, as reported                       $ (1,770,020) $ (4,510,726)
       Add back: total stock-based compensation             -             -
       Deduct: total stock-based employee
       compensation determined under fair
       value based method for all awards             (774,419)            -
     -----------------------------------------------------------------------
     Proforma Net Loss                           $ (2,544,439) $ (4,510,726)
     =======================================================================
     Basic and diluted net income (loss) per
     common share:
       As reported                               $      (0.08) $      (0.24)
       Pro forma                                 $      (0.11) $      (0.24)
     =======================================================================

In December 2004, the FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment" ("Statement 123(R)"). Statement 123(R) supersedes APB 25 and requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Statement 123(R) will be effective beginning January 1, 2006. Beginning January 1, 2006, the Company will recognize the unvested portion of employee compensation from stock options and awards equal to the unamortized grant-date fair value over the remaining vesting period.

            FLEXPOINT SENSOR SYSTEMS AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and common equivalents outstanding during the period. At December 31, 2005, there were warrants to purchase 3,656,335 shares of common stock, and at December 31, 2004, there were warrants outstanding to purchase 650,000 shares of common stock. These warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

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

            FLEXPOINT SENSOR SYSTEMS AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - FRESH START ACCOUNTING

In accordance with the requirements of SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company determined that a change in control occurred in connection with its reorganization and therefore the Company accounted for the reorganization using fresh-start reporting. Accordingly, all assets of Flexpoint Sensor Systems, Inc. have been restated to reflect their reorganization value, which approximates fair value at the date of reorganization. Management estimated a reorganization asset value of $5,637,612 based upon the negotiated price at which certain creditors were willing to convert their claims into common stock. The Company obtained an independent valuation, which determined that the reorganization value consisted of cash of $2,051, patents valued at $279,147 and goodwill valued at $5,356,414.The patents have a weighted-average remaining life of
13.2 years and are amortized on a straight-line basis with an average yearly amortization of $21,732. Goodwill is not amortized; rather the Company evaluates the carrying value of the goodwill to determine whether the carrying value should reflect any impairment. No impairment was noted at December 31, 2004 and 2005.

The following summarizes the effect of the plan of reorganization on the Company's consolidated balance sheet, as of February 24, 2004, the date of confirmation of the plan of reorganization:

            FLEXPOINT SENSOR SYSTEMS AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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
======================================================================================================


NOTE 4 - PROPERTY AND EQUIPMENT ACQUISITION

On March 31, 2004, Flexpoint Sensor Systems, Inc. entered an asset purchase agreement with Flexpoint Holdings, LLC, a company controlled by a shareholder, to acquire equipment and proprietary technology with an aggregate fair value of $4,302,643 in exchange for $265,000, the assumption of a $698,000 convertible note payable, and 1,600,000 shares of restricted common stock valued at $1,931,309 or $1.21 per share. Flexpoint Holdings, LLC is a holding company with the primary purpose to acquire and hold assets, which one of the Company's creditors caused to be seized during 2001 and sold at public auction during 2002.

The owners and manager of Flexpoint Holdings, LLC were not officers, directors or employees of the Company nor did they hold any controlling relationship in the Company or retain an substantial indirect interest in the assets sold as a result of stock ownership in the Company. Accordingly, the transaction was recorded at the fair value of the consideration given which was lower than the fair value of the assets acquired.

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

            FLEXPOINT SENSOR SYSTEMS AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      -----------------------------------------------------------------
      Property and equipment                                $ 1,248,732
      Proprietary technology                                  1,645,577
      -----------------------------------------------------------------
      Net assets acquired                                   $ 2,894,309
      =================================================================

The equipment consists of manufacturing equipment to produce the Company's product, and the technology rights consist of software algorithms that interpret data provided by the Company's flexible sensor technology. The technology has an estimated weighted-average useful life of 13.2 years.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Intangible Assets - The components of intangible assets at December 31, 2005 and 2004 were as follows:

                              Gross Carrying  Accumulated   Net Carrying
      December 31, 2005             Amount      Amortization    Amount
      ---------------------------------------------------------------------
      Patents                   $     322,773   $   (40,476)  $    282,297
      Proprietary technology        1,645,577   $  (224,191)  $  1,421,386
      ---------------------------------------------------------------------
      Total Amortizing
        Intangible Assets       $   1,968,350   $  (264,667)  $  1,703,683
      =====================================================================

                              Gross Carrying  Accumulated   Net Carrying
      December 31, 2004             Amount      Amortization     Amount
      ---------------------------------------------------------------------
      Patents                   $     294,626   $   (16,620)  $    278,006
      Proprietary technology        1,645,577       (96,082)     1,549,495
      ---------------------------------------------------------------------
      Total Amortizing
        Intangible Assets       $   1,940,203   $  (112,702)  $  1,827,501
      =====================================================================

Patent amortization was $23,856 and $16,620 for the year ended December 31, 2005 and for the period from February 24, 2004 through December 31, 2004, and amortization related to proprietary technology was $128,109 and $96,082 for the same periods respectively. Patent amortization is charged to general and administrative expense; amortization expense for the proprietary technology is charged to cost of revenues.

Estimated aggregate amortization expense for each of the next five years is $151,991 each year.

Goodwill - Intangible assets not subject to amortization as of December 31, 2005 and 2004 consisted of goodwill with a net carrying value of $5,356,414.

During 2004, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the value of the Company's goodwill and patents at the date of emergence from bankruptcy and the fair value of the proprietary technology at its purchase date. The appraisal was completed during 2005.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

The Company had unsecured notes payable to shareholders with interest stated at 12% and repayment terms that required payment of the principal and interest by December 31, 2004. Under amended terms, payment of the entire principal and interest was due to the shareholders by the extended due date of March 31, 2005. Principal balance of the note was $16,000 upon emergence from bankruptcy; The Company borrowed an additional $445,300 and repaid $50,342 on the notes leaving an aggregate remaining balance of $ 410,958 as of December 31, 2004. During the year ended December 31, 2005, the company repaid the balance of $410,958 plus interest of $7,231.

            FLEXPOINT SENSOR SYSTEMS AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTE PAYABLE

Under the plan of reorganization, Broad Investment Partners, LLC (the "lender") agreed to provide financing to the Company under the terms of a $1,500,000 convertible promissory note. Under the terms of the note, the lender advanced $698,000 to Flexpoint Holdings, LLC, which debt was assumed by the Company as an increase to the promissory note upon the acquisition of assets from Flexpoint Holdings, LLC in March 2004, and the note was increased in March 2004 by $102,000 that was used to repay a short-term advance from Flexpoint Holdings, LLC. The Company borrowed $583,334 under the note and the note was increased by $60,000 through direct payments by the lender to settle certain secured and priority claims determined in the reorganization plan and other operating expenses.

Although the Company received proceeds under the note of $1,443,334 through March 31, 2004, principal due under the note was $1,500,000, which resulted in a discount to the note of $56,666. Under the terms of the convertible note payable provided that interest accrued on the $1,500,000 outstanding balance accrues at 10% per annum and the principal and accrued interest was due three years from the date of the agreement. As provided for in the plan of reorganization, the $1,500,000 principal balance under the note was convertible into 3,000,000 shares of common stock at $0.50 per share. The fair value of the common stock at the date of reorganization was $1.00 per share, based on its average market value for the three-day period before and after February 24, 2004, and resulted in the lender receiving a $1,500,000 beneficial debt conversion option under the conversion terms of the promissory note. The original discount on the note and the discount from the beneficial conversion option were amortized and recognized as interest expense through March 31, 2004 when the note was converted into 3,000,000 shares of common stock.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Non Cash Investing And Financing Activities - On March 31, 2004, the Company issued 1,600,000 shares of common stock valued at $1,931,309, assumed a $698,000 convertible note payable and paid cash of $265,000 to Flexpoint Holdings, LLC, a company controlled by a shareholder, in exchange for equipment valued at $1,248,732 and proprietary technology value at $1,645,577. On March 31, 2004, a $1,500,000 convertible note payable was converted into 3,000,000 shares of common stock.

NOTE 9 - INCOME TAXES

There was no provision for, or benefit from, income tax during the period. The components of the net deferred tax asset as of December 31, 2005 and for the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2004, including temporary differences and operating loss carryforwards that arose prior to reorganization from bankruptcy, are as follows:

      December 31                                 2005          2004
      ------------------------------------------------------------------
      Operating loss carry forwards           $ 9,981,842   $ 9,255,417
      Goodwill                                  1,997,942     1,997,942
      Property and equipment                      461,925       489,055
      Patents and proprietary technology          692,157       730,035
      ------------------------------------------------------------------
      Total Deferred Tax Assets                13,133,866    12,472,449
      Valuation allowance                     (13,133,866)  (12,472,449)
      ------------------------------------------------------------------
      Net Deferred Tax Asset                  $          -  $         -
      ==================================================================

            FLEXPOINT SENSOR SYSTEMS AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the confirmation of the bankruptcy plan, $7,813,915 in debt was discharged. For tax reporting purposes, net operating loss carry forwards were reduced to $24,750,611 at December 31, 2004. Net operating loss at December 31, 2005 was $26,760,970. Although net operating losses begin to expire in the year 2012, those carry forwards will be limited or unavailable, under the tax laws, due to a change of greater than 50% in ownership of the Company upon emergence from bankruptcy.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the year ended December 31, 2005 and for the period from February 24, 2004 (date emergence from bankruptcy) through December 31, 2004:


     For the Periods Ended December 31,                2005         2004
     -----------------------------------------------------------------------
     Tax at statutory rate (34%)                  $   (601,807) $(1,533,647)
     Non-deductible expenses                            (1,199)        (612)
     Change in valuation allowance                     661,417    1,683,113
     State tax benefit, net of federal tax effect      (58,411)    (148,854)
     -----------------------------------------------------------------------
     Provision for Income Taxes                   $           -  $        -
     =======================================================================

NOTE 10 - COMMON STOCK

Private Placement of Common Stock and Warrants - From January 25, 2005 through March 31, 2005, the Company issued 2,836,335 shares of common stock and warrants to purchase 2,836,335 shares of common stock at $3.00 per share from October 1, 2005 through September 30, 2007 in a private placement offering. The Company realized proceeds of $3,907,207, net of $347,294 of cash offering costs. As part of this private placement, the Company also issued the placement agent 140,000 shares of common stock and 140,000 warrants exercisable at $3.00 per share for the agent's services in connection with the offering. The fair value of the warrants issued was $4,047,816 as estimated by the Company using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.58%; volatility of 200%; estimated life of two years; and dividend yield of 0%. The net proceeds were allocated to the shares of common stock and the warrants based upon their relative fair values and resulted in allocating $1,980,271 to the shares of common stock and $1,926,937 to the warrants.

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

Compensation to Board Members - On August 25, 2005, the company issued to a Director 18,350 shares of restricted common stock for director services valued at $31,745 or $1.73 per share, the quoted market value of the stock on the day of this transaction.

The Company emerged from bankruptcy in 2004 without settling a claim for compensation by John Sindt, the president and chairman of the board of directors, for services rendered during the period the Company was in bankruptcy. At the date the Company emerged from bankruptcy, the Company acknowledged that the claim existed but was unable to determine the range of potential loss under the claim and did not record a liability at that date. The board of directors determined the amount of the claim on November 24, 2004, and the Company settled all amounts due under the claim and in payment of services received after the Company emerged from bankruptcy the claim was settled, by issuing 1,200,000 shares of restricted common stock to Mr. John Sindt. The common stock issued was valued at $1,776,000, or $1.48 per share based upon the market value of the common stock. The Company recognized the issuance of the common stock during November 2004 as a charge to operations for compensation.

            FLEXPOINT SENSOR SYSTEMS AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTION PLANS

On April 1, 1995, the Board of Directors and shareholders adopted an Omnibus Stock Option Plan. Upon emergence from bankruptcy and confirmation of the plan of reorganization, all previously outstanding stock options were cancelled.

On August 25, 2005, the Board of Directors of the Company approved and adopted the 2005 Stock Incentive Plan (the Plan). The Plan became effective upon its adoption by the Board and shall continue in effect for ten years, unless terminated. This plan was approved by the stockholders of the Company on November 22, 2005, after an affirmative vote by the stockholders at the Company's Annual Stockholders Meeting. Under the Plan, the exercise price for all options issued will not be less than the average quoted closing market price of the Company's trading common stock for the thirty day period immediately preceding the grant date plus a premium of ten percent. The maximum aggregate number of shares that may be awarded under the plan is 2,500,000.

On August 25, 2005 the Company granted options to employees to purchase an aggregate 1,159,000 shares of common stock at an exercise price of $1.91 per share. The options vest over three years on the employee's employment anniversary. The options granted had an intrinsic value of $0 since the exercise price exceeds the fair value of the underlying common stock on the day of the grants. Information about all employee options outstanding is as follows:

       For the years ended
       December 31,                   2005                    2004
     ----------------------------------------------------------------------
                                          Weighted-              Weighted-
                                           Average               Average
                                          Exercise               Exercise
                                Shares      Price      Shares    Price
     ----------------------------------------------------------------------
     Outstanding at beginning
     of year                          -  $      -          -    $      -
       Granted                1,159,000      1.91          -           -
     ----------------------------------------------------------------------
     Outstanding at end
     of year                  1,159,000  $   1.91          -    $      -
     ======================================================================

A summary of employee options outstanding and employee options exercisable under the Company's plan is set forth below:

                               Outstanding                   Exercisable
                 -------------------------------------- -------------------
                                Weighted-
                                Average     Weighted-             Weighted-
                  Number of     Remaining   Average   Number of   Average
Range of           Options     Contractual  Exercise   Options    Exercise
Exercise Prices  Outstanding      Life      Price    Exercisable   Price
---------------------------------------------------------------------------
$   1.91         1,159,000        9.65      $ 1.91          -     $    -
---------------------------------------------------------------------------
                 1,159,000        9.65      $ 1.91          -     $    -
===========================================================================

            FLEXPOINT SENSOR SYSTEMS AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LEASE COMMITMENT

Effective March 31, 2004, the Company agreed to sub-lease offices and a manufacturing facility in which the Company's acquired equipment is located, with monthly lease payments of $5,500 plus common area maintenance fees. The lease expired in September 2004. During July 2004, the Company entered into a new five-year lease agreement with average monthly payments including prescribed common area fees of $8,718, with a 2% annual increase in lease payments. Rent expense over the term of the lease is recognized on a straight-line basis over the term of the lease. Rent expense of $101,821 and $78,715 was charged to operations for the year ended December 31, 2005, and for the period from February 24, 2004 through December 31, 2004, respectively. Total future annual minimum rent payments as of December 31, 2005 are as follows:

         ----------------------------
         2006               $ 103,388
         2007                 104,988
         2008                 106,619
         2009                  80,894
         ----------------------------
                            $ 395,889
         ============================

NOTE 13 - CONSULTING AGREEMENTS

On March 3, 2004, the Company entered into a twelve-month consulting agreement with Summit Resource Group ("Summit") whereby Summit agreed to provide consulting services for the Company related to investor relations, including dealing with direct investor relations, broker/dealer relations and with the investing public. A 45-day written notice from either party is required to terminate the agreement. In consideration for the consulting services, the Company issued Summit 100,000 common shares and warrants to purchase an additional 650,000 common shares. The warrants are exercisable for five years from the date awarded at the following exercise prices: warrants to purchase 300,000 shares are exercisable at $0.70 per share and warrants to purchase 350,000 shares are exercisable at $0.80 per share. In July 2005, the Company fulfilled its obligation for registration rights with respect to the 650,000 common shares and underlying warrants by including the respective common shares and warrants in the Company's SB-2 registration.

The Company valued the issuance of 100,000 common shares to Summit at $114,680, or $1.15 per share, based on the quoted market value of the stock on the date of the agreement. The Company valued the warrants at $731,328, estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 3.06%; expected dividend yield of 0.0%; expected life of 5 years and estimated volatility of 200%. Consulting expense was charged to operations recognized during the period from March 2004 through September 2004, the period over which the warrants vested.

On July 20, 2005, the Company issued warrants to purchase 30,000 common shares at $2.00 per share to an investor relations firm for services. The warrants issued were valued at $41,300, or $1.38 per warrant. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.40%; volatility of 200%; estimated life of two years; and dividend yield of 0%. These warrants were issued with a callable feature in which the Company has the right to call the warrants at $2.00 per share if at any time after six months from the date of issue; the closing price of the common stock is greater than $5.00 per share for five consecutive trading days. In July 2005, the Company fulfilled its obligation for registration rights with respect to the 30,000 common shares and underlying warrants by including the respective common shares and warrants in the Company's SB-2 registration.

            FLEXPOINT SENSOR SYSTEMS AND SUBSIDIARIES
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - FORGIVENESS OF DEBT

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

NOTE 15 - RELATED PARTY MANUFACTURING CONTRACT

In September 2005 the Company entered into a manufacturing agreement with R&D Products, LLC, a Utah limited liability company, doing business in Midvale, Utah. For the purpose of this contract, management considers R&D Products to be a Related Party because a controlling member of R&D Products, LLC is also a non-controlling interest shareholder of Flexpoint Sensor Systems, Inc. R&D Products has developed a mattress with multiple air chambers that use Bend Sensors and the Company has agreed to manufacture the Bend Sensors for the mattresses. The initial order is for 300,000 Bend Sensors to be used to begin manufacture of 10,000 mattresses. The realization of the manufacturing and sales of the Bend Sensors is dependent upon R&D Products selling either their bed directly or licensing their technology to a third party. There are no guarantees that R&D will make such sales in such quantities to meet the demands of this contract.

NOTE 16 - SUBSEQUENT EVENTS

In January 2006, the Company filed a complaint in the United States District Court for the District of Utah in Salt Lake City against Michael W. Wallace for possible Patent encroachment.

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with our independent accountant for the years ended December 31, 2004 and 2005

                ITEM 8A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and the Chairman of the Board, who acts in the capacity of our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective.

Also, these executive officers determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name                 Age  Position Held                 Term of office
-------------------  ---- ----------------------------- ----------------------
John A. Sindt         61  Chairman of the Board and     Nov. 2005 to Nov. 2007
                          Principal Finance and
                          Accounting Officer
Clark M. Mower        59  President, CEO and Director   Nov. 2005 to Nov. 2006
Ruland J. Gill, Jr.   60  Director                      Nov. 2005 to Nov. 2008
B. Fred Atkinson, Jr. 57  Secretary/Treasurer
                          and Comptroller

John A. Sindt - Mr. Sindt has served as a director of the company since 1999 and served as President and Chief Executive Officer from 2001 to 2004. He served as Secretary/Treasurer from January 2005 through July 2005. In
November 2005 he was elected to serve a two year term as director.   Mr. Sindt
is also the Chairman of the Board of Sensitron, our subsidiary. He has been employed since 1965 as a Salt Lake County, Utah Constable and he currently heads that department. He has also served as President, Corporate Secretary and Director for the National Constables Association. He has owned and operated a successful chain of retail jewelry stores in Utah.

Clark M. Mower - Mr. Mower was appointed our President and CEO in January 2005. He was appointed as Director, President and CEO of Sensitron in February 2005. In November 2005 he was elected to serve a one year term as director. He formerly served as Senior Vice President - Mergers and Acquisitions - Merchant Energy Group for El Paso Energy Corporation (NYSE:
EP). From August 2002 through 2004 he was the managing member of Polaris Energy, LLC, a non-affiliated consulting company to energy related mergers and acquisition. From August

2002 to July 2004 he was a management committee member for Saguaro Power Company, a non-affiliated company operating a 100 megawatts power plant in
Henderson, Nevada.   Prior to that he served as President and Chief Executive
Officer of Bonneville Pacific Corporation (a public company) for eight years until El Paso Corporation acquired Bonneville Pacific Corporation in October 1999. He is a director on the board of GeNOsys, Inc., a public reporting company.

Ruland J. Gill, Jr. - Mr. Gill is Vice President of Government Affairs and Senior Attorney for Questar Corporation (NYSE: STR), where he has worked since 1973. He was appointed as a Director of Sensitron in February 2005. In November 2005 he was elected to serve a three year term as director. In addition to his professional career, Mr. Gill has held several important positions including President of the Utah Petroleum Association, and Trustee of the Rocky Mountain Mineral Law Foundation.

B. Fred Atkinson, Jr. - Mr. Atkinson joined the company in June of 2005 as Comptroller and was appointed Secretary/Treasurer of the company on July 12, 2005. He has extensive experience in financial, accounting and operational management for general corporate, retail and ISO 9000 and FDA manufacturing entities. From 2004 through 2005, he was employed as Corporate Controller for Wasatch Product Development. From 2001 to 2003 he was Controller and Finance Manager for RP Sherrer West, Inc. And from 1998 to 2001 he was Controller and Chief Financial Officer for Sorensen Medical, Inc. He received a Masters of Business Administration in Finance from Concordia University.

AUDIT COMMITTEE FINANCIAL EXPERT

Our audit committee consists of Messrs. Atkinson and Gill, with Mr. Gill serving as Chairman. Management believes Mr. Atkinson qualifies as an audit committee financial expert because of his extensive experience in finance. Pursuant to NASD Rule 4200(a)(15), Mr. Atkinson is not independent of management, but Mr. Gill is independent of management.

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

                   Shareholder Communications
                  Flexpoint Sensor Systems, Inc.
                   106 West Business Park Drive
                        Draper, Utah 84020


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required. Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2005, we believe Mr. Gill filed a Form 3 late and John A. Sindt filed two Forms 4 late each related to one transaction; Mr. Mower and Mr. Atkinson each filed late one Form 4 related to the issuance of options under our 2005 Stock Incentive Plan.

                 ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years.

                    SUMMARY COMPENSATION TABLE
                    --------------------------

                          Annual Compensation    Long Term Compensation

                                            Securities        All
Name and              Fiscal                underlying        Other
Principal Position    Year    Salary        options/SARs (#)  Compensation
-------------------   ------  -----------   ----------------  ------------
Clark M. Mower        2005    $   150,557     300,000         $         0
President, CEO        2004              0           0                   0
                      2003              0           0                   0

John A. Sindt         2005    $   128,660     180,000         $         0
Sr. VP and Chairman   2004              0           0           1,776,000 (1)
(Former CEO)          2003              0           0                   0

B. Fred Atkinson, Jr. 2005    $    46,382     100,000         $         0
Sec./Treas. and       2004              0           0                   0
comptroller           2003              0           0                   0


      (1) Represents the value of 1,200,000 common shares.


              OPTION/SAR GRANTS IN LAST FISCAL YEAR
              -------------------------------------

                        Individual Grants
                        -----------------

                                   Percent of
                  Number of        total
                  securities       options/SAR's
                  underlying       granted to       Exercise or
                  Options/SARs     employees in     base price    Expiration
Name              granted (#)      fiscal year      ($/sh)        date
-----             ---------------- ---------------  ------------  ----------
Clark M. Mower     300,000 (1)        25.2%         $  1.91       12/31/2015
John A. Sindt      180,000 (2)        15.1%            1.91       12/31/2015
B. Fred Atkinson,
 Jr.               100,000 (3)         8.4%            1.91        1/6/2015


(1) 100,000 shares vested December 31, 2005; and 100,000 shares vest on December 31, 2006; and 100,000 shares vest on December 31, 2007.
(2) 60,000 shares vest December 31, 2005; 60,000 vest December 31, 2006; and 60,000 vest December 31, 2007
(3)   30,000 shares vest June 1, 2006; 35,000 vest June 1, 2007; and 35,000 vest June 1, 2008.

We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

COMPENSATION OF DIRECTORS

We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments. On August 25, 2005 our board of directors authorized the issuance of 18,350 shares of restricted common stock to Ruland J. Gill, Jr. in consideration for services rendered as a member of our board of directors. These shares were valued at $31,745.

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


               EQUITY COMPENSATION PLAN INFORMATION
               ------------------------------------
                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                (b)                  (c)
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans
approved by
security holders     1,159,000            $ 1.91              1,341,000
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans
not approved
by security
holders               680,000               1.75                      0
---------------- ---------------------- ------------------- ---------------
Total               1,839,000             $ 1.85              1,341,000
---------------- ---------------------- ------------------- ---------------

Consulting Agreements

On March 3, 2004, Flexpoint Sensor entered into a consulting agreement with
Summit Resource Group.   Summit Resource Group agreed to provide consulting
services related to investor relations, including dealing with direct investor relations and broker/dealer relations and the investing public. The term of the agreement is for a twelve month period and the agreement may be terminated after the first 90 days by a 45-day written notice from either party. We agreed to pay Summit Resource Group 100,000 restricted common shares, valued at $114,680, and warrants to purchase 650,000 common shares, valued at $731,328. Warrants to purchase 150,000 shares at $0.70 vested at the execution of the agreement, warrants to purchase 150,000 shares at $0.70 per share vest on May 1, 2004, and warrants to purchase 350,000 shares at $0.80 per share vest on September 1, 2004. The warrants expire five years after the vesting date and have demand registrations rights. If the agreement is terminated by either party, then the warrants to purchase 350,000 shares at $0.80 per share will vest pro rata through the date of termination, as a percentage of the days outstanding from March 3, 2004 through September 1, 2004. We registered the underlying common shares of the warrants in August 2005.

2005 Stock Incentive Plan

On August 25, 2005, our Board adopted the Flexpoint Sensor Systems, Inc. 2005 Stock Incentive Plan (the "Plan"). The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of our business. In August 2005 we granted stock options to purchase 1,159,000 shares of common stock at $1.91 per share to eleven persons.

The Plan became effective upon its adoption by the Board and shall continue in effect for a term of ten (10) years, unless terminated. The maximum aggregate number of shares of common stock that may be sold under the Plan is 2,500,000 shares. The term of each option and its exercise price shall be stated in an option agreement; provided that the term does not exceed ten (10) years from the date of grant. The plan provides that a grant of a stock option to an employee shall have an exercise price of no less than 110% of the fair market value per share on the date of grant. As a condition of the grant, vesting or exercise of an option granted under the Plan, the participant shall be required to satisfy any applicable federal, state, local or foreign withholding tax obligations that may arise in connection with the grant, vesting or exercise of the option or the issuance of shares.

The Plan is administered by our Compensation Committee and the Board may from time to time increase the size of any Compensation Committee and appoint additional members, remove members (with or without cause) and appoint new members in substitution, fill vacancies and/or remove all members of the committee. The Compensation Committee may be composed of employee/director(s), non-employee/director(s) and/or major stockholder(s) of the company who are not a director.

Non-statutory stock options may be granted to employees, directors and consultants who have the capacity to contribute to the success of the company. Incentive stock options may be granted only to employees, provided that employees of affiliates shall not be eligible to receive incentive stock options.

Investors Stock Daily, Inc.

On July 21, 2005, we granted warrants to purchase 30,000 shares of common stock to Investors Stock Daily, Inc. in consideration for investor relations services. The warrants had a fair value of $1.38 per warrant and had an exercise price of $2.00 with a call feature. The warrants expire July 20, 2007. The exercise price and number of shares for these warrants are subject to change of control and price-based anti-dilution protection. If the closing price of our common stock is greater than $5.00 per share for five consecutive trading days, then we have the right to call the warrants, forcing the investor to exercise the warrant. We granted registration rights for these warrants and registered the 30,000 shares underlying the warrants in August 2005.

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 22,992,887 shares of common stock outstanding as of February 23, 2006, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

                    CERTAIN BENEFICIAL OWNERS
                    -------------------------

Name and address of                                                Percentage
beneficial owners               Number of shares                   of class
------------------------------  --------------------------------- -----------
First Equity Holdings Corp.         5,742,858 (1)                     25.0%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

(1) Includes 600,000 shares held by an officer of First Equity Holdings Corp.

                            MANAGEMENT
                           -----------

Name and address of                                 Warrants/    Percentage
beneficial owners               Number of shares     Options      of class
------------------------------- ------------------ ------------- ------------
John A. Sindt                       1,422,425 (1)      60,000          6.4%
106 West Business Park Drive
Draper, Utah 84020

Clark M. Mower                        550,000         250,000 (2)      3.4%
106 West Business Park Drive
Draper, Utah 84020

Ruland J. Gill, Jr.                   235,017         216,667 (3)      2.0%
106 West Business Park Drive
Draper, Utah 84020

Directors and officers              2,207,442         526,667         11.6%
as a group

(1) Represents 1,202,266 held by Mr. Sindt, 28,572 held jointly with his spouse and he has investment power with respect to 191,567 shares.
(2) Represents warrants to purchase 150,000 shares and options to purchase 100,000 shares.
(3)   Represents warrants to purchase 216,667 shares.


     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

John A. Sindt, our Chairman of the Board and Secretary/Treasurer agreed to compromise his claims in bankruptcy by surrendering his right to receive:
..      Any options granted to him prior to bankruptcy;
..      Any possible minority ownership claim in any subsidiary of Flexpoint
       Sensor;
..      5,000,000 common shares for accrued wages through March 2001;
..      800,000 super-voting preferred shares that were authorized to be issued to him in April 2001; and
..      Accrued wages of $300,000 through December 31, 2003.

In February 2004, we emerged from bankruptcy without settling a claim for compensation by John A. Sindt for services rendered during the period we were in bankruptcy. At the date we emerged from bankruptcy, we acknowledged that the claim existed but were unable to determine the range of potential loss under the claim and did not record a liability at that date. Our board of directors determined the amount of the claim on November 24, 2004 and on that date we settled all amounts due under the claim and in payment of services received after we emerged from bankruptcy, by issuing 1,200,000 shares of our restricted common stock to Mr. Sindt. We valued the common stock issued at $1,776,000, or $1.48 per share, based upon the quoted market value of the common stock and recognized the value as a charge to operations for compensation during November 2004. These transactions between Flexpoint Sensor and our officer have been negotiated between related parties without "arms length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

During the period from February 24, 2004 through December 31, 2004, we have relied on loans from First Equity Holdings Corp., a more than 10% shareholder, to fund our operations. During that period we borrowed $198,000 from First Equity Holdings at 12% interest. The initial terms of this note payable required payment of the principal and interest by December 31, 2004; however, the terms were amended to extend the due date to March 31, 2005. As of March 31, 2005, we had repaid the $198,000 note, plus interest, to First Equity Holdings Corp.

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

3.2 Certificate of Amendment to Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 8-K, filed April 9, 1998)
3.3 Certificate of Amendment to Certificate of Incorporation of Micropoint Inc. (Incorporated by reference to exhibit 3.3 of Form 10-QSB, filed May 3, 2004)
3.4 Restated bylaws of Flexpoint Sensor (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
4.1 Common stock purchase warrant of Investors Stock Daily, Inc., dated July 26, 2005
10.1 Credit Line Agreement between Flexpoint Sensor and Broad Investment Partners, LLC, dated January 14, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K filed March 5, 2004)
10.2 Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)
10.3 Consulting Agreement between Flexpoint Sensor and Summit Resource Group, dated March 3, 2004 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed May 3, 2004)
10.4 Manufacturing Agreement between Flexpoint Sensor and R&D Products, Inc., dated September 28, 2005 (Incorporated by reference to exhibit
         10.1 of Form 8-K, filed October 3, 2005)
20.1 Flexpoint Sensor Systems, Inc. 2005 Stock Incentive Plan (Incorporated by reference to Schedule 14A, filed October 27, 2005)
20.2 Audit Committee Charter (Incorporated by reference to Schedule 14A, filed October 27, 2005)
21.1     Subsidiaries of Flexpoint Sensor Systems, Inc.
31.1     Chief Executive Officer Certification
31.2     Principal Financial Officer Certification
32.1     Section 1350 Certification


         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

ACCOUNTANT FEES

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accountant, Hansen Barnett & Maxwell, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that firm.

                               2005              2004
                            ---------         ---------
      Audit fees            $ 100,789         $  51,113
      Audit-related fees            0                 0
      Tax fees                      0                 0
      All other fees        $       0         $       0


Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

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

                                    FLEXPOINT SENSOR SYSTEMS, INC.


                                    /s/ Clark M. Mower
Date: March 14, 2006           By: _______________________________________
                                    Clark M. Mower, President


In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: March 14, 2006                /s/ Clark M. Mower
                                    ______________________________________
                                    Clark M. Mower
                                    President, Chief Executive Officer and
                                    Director


Date: March 14, 2006                /s/ John A. Sindt
                                     _______________________________________

                                    John A. Sindt
                                    Chairman of the Board, and
                                    Principal Finance and Accounting Officer


Date: March 14, 2006                /s/ B. Fred Atkinson, Jr.
                                    _________________________________________
                                    B. Fred Atkinson, Jr.
                                    Secretary/Treasurer and Comptroller



Date: March 14, 2006                /s/ Ruland J. Gill, Jr.
                                    _________________________________________
                                    Ruland J. Gill, Jr.
                                    Director