Form 10QSB
period 2006-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2006-05-09
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended March 31, 2006

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

As of May 1, 2006, Flexpoint Sensor Systems, Inc. had a total of 22,992,887 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1. Financial Statements...............................................2
         Index to Financial Statements.....................................3
Item 2. Management's Discussion and Analysis or Plan of Operation.........12
Item 3. Controls and Procedures...........................................17

                    PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......17
Item 6. Exhibits..........................................................18
Signatures................................................................19


                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2006, the condensed consolidated statements of operations for the three month periods ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows and stockholders' equity for the three month period ended March 31, 2006 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of results to be expected for any subsequent period.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                  Index to Financial Statements


                                                                         Page
Condensed Consolidated Balance Sheets (Unaudited) March 31, 2006
 and December 31, 2005.....................................................4

Condensed Consolidated Statements of Operations (Unaudited) for
 the Three Months Ended March 31, 2006 and 2005, and for the
 Cumulative period from February 24, 2004, (Date of Emergence from
 Bankruptcy) through March 31, 2006........................................5

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
 for the period from February 24, 2004 (Date of  Emergence from
 Bankruptcy) through December 31, 2004, for the year ended December 31,
 2005 and for the Three Months Ended March 31, 2006 .......................6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
 Three Months Ended March 31, 2006 and 2005, and for the Cumulative
 period from February 24, 2004, (Date of Emergence from Bankruptcy)
 through March 31, 2006....................................................7

Notes to Condensed Consolidated Financial Statements....................8-11

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)




                                                  March 31,    December 31,
                                                    2006          2005
---------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                       $  1,563,239  $  1,964,487
Prepaid expenses                                      25,056        34,661
---------------------------------------------------------------------------
Total Current Assets                               1,588,295     1,999,148

Long-Term deposits                                     6,500         6,500

Property and Equipment, net of accumulated
 depreciation of $246,632 and $205,640             1,199,674     1,238,404

Patents and Proprietary Technology, net of
 accumulated amortization of $302,909
 and $264,667                                      1,665,441     1,703,683

Goodwill                                           5,356,414     5,356,414
---------------------------------------------------------------------------
Total Assets                                    $  9,816,324  $ 10,304,149
===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                $     45,242  $     41,737
Accrued liabilities                                   54,839        43,325
---------------------------------------------------------------------------
Total Current Liabilities                            100,081        85,062
---------------------------------------------------------------------------

Stockholders' Equity
Preferred stock - $0.001 par value; 1,000,000
 shares authorized; no shares issued or outstanding        -             -
Common stock - $0.001 par value; 100,000,000
 shares authorized; 22,992,887 shares issued
 and outstanding                                      22,992        22,992
Additional paid-in capital                        13,777,275    13,777,276
Warrants and options outstanding                   2,752,818     2,699,565
Deficit accumulated during the development stage  (6,836,842)   (6,280,746)
---------------------------------------------------------------------------
Total Stockholders' Equity                         9,716,244    10,219,087
---------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity      $  9,816,324  $ 10,304,149
============================================================================



       The accompanying notes are an integral part of these condensed consolidated financial statements.


           FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                    (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)


                                                                    For the Cumulative
                                                                    Period from
                                                                    February 24, 2004
                                                                    (Date of Emergence)
                                            For the Three Months    From Bankruptcy)
                                               Ended March 31,      through
                                           2006             2005    March 31, 2006
------------------------------------------------------------------------------------

Design, Contract and Testing Revenue  $         742  $      16,547  $       358,770
------------------------------------------------------------------------------------

Operating Costs and Expenses
Amortization of patents and
  proprietary technology                    (38,242)       (37,461)        (262,433)
Cost of revenue                                (433)       (82,179)         (94,730)
Administrative and marketing expense       (423,410)      (262,471)      (4,822,927)
Research and development expense           (106,981)             -         (586,396)
------------------------------------------------------------------------------------
Total Operating Costs and Expenses         (569,066)      (382,111)      (5,766,486)
------------------------------------------------------------------------------------

Other Income and Expenses
Interest expense                                  -         (6,122)      (1,576,054)
Interest income                              11,256          4,518           70,800
Sublease rent income                            972            972            4,860
Gain (loss) on forgiveness of debt                -              -           71,268
------------------------------------------------------------------------------------
Net Other Income (Expense)                   12,228           (632)      (1,429,126)
------------------------------------------------------------------------------------

Net Loss                              $    (556,096) $    (366,196) $    (6,836,842)
====================================================================================

Basic and Diluted Loss Per Share      $       (0.02) $       (0.02)
====================================================================================
Basic and Diluted Weighted-Average
  Common Shares Outstanding              22,992,887     21,408,554
====================================================================================




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  5




                  FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM FEBRUARY 24, 2004 (DATE OF EMERGENCE
FROM BANKRUPTCY) THROUGH DECEMBER 31, 2004, FOR THE YEAR ENDED DECEMBER 31, 2005,
                   AND FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                    (UNAUDITED)



                                                                               Deficit
                                                                               Accumulated
                                Common Stock         Additional   Warrants     During the    Total
                           ------------------------- Paid-in      and Options  Development   Stockholders'
                               Shares      Amount    Capital      Outstanding  Stage         Equity
--------------------------------------------------------------------------------------------------------
Balance-February 24,
2004 (Date of Emergence
from Bankruptcy)            14,098,202  $    14,098  $ 4,952,166  $        -  $           -  $  4,966,264

Beneficial debt
conversion option                    -            -    1,500,000           -              -     1,500,000

Conversion of note payable,
March 31 and May 19, 2004,
$.50 per share               3,000,000        3,000    1,497,000           -              -     1,500,000

Issuance for consulting
services, March 3 2004,
$1.15 per share                100,000          100      114,580          -               -       114,680

Stock based compensation
from 650,000 warrants
issued on March 3, 2004
for consulting services              -            -            -    731,328               -       731,328

Issuance for acquisition
of equipment and
proprietary technology
from Flexpoint Holdings
LLC, a company controlled
by a stockholder, March 31,
2004, $ 1.21 per share       1,600,000        1,600    1,929,709          -               -     1,931,309

Issuance for compensation
November 24, 2004, $1.48
per share                    1,200,000        1,200    1,774,800          -               -     1,776,000

Net loss                             -            -            -          -      (4,510,726)   (4,510,726)
----------------------------------------------------------------------------------------------------------
Balance-December 31, 2004   19,998,202       19,998   11,768,255    731,328      (4,510,726)    8,008,855

Issuance of common stock
at $ .77 per share and
2,826,335 warrants at
$0.61 per warrant for
cash net of $347,294
cash offering costs and
140,000 common shares and
140,000 warrants, January
through March 2005           2,976,335        2,976    1,977,294  1,926,937              -      3,907,207

Issuance of 30,000
warrants at $1.38 per
warrant for services
rendered July 2005                   -            -            -     41,300              -         41,300

Issuance of common stock
at $ 1.73 per share,
as compensation to
director of company for
services rendered, August
2005                            18,350           18       31,727          -              -         31,745

Net loss                             -            -            -          -     (1,770,020)    (1,770,020)
----------------------------------------------------------------------------------------------------------
Balance -
December 31, 2005           22,992,887       22,992   13,777,276  2,699,565     (6,280,746)    10,219,087

Stock-based compensation
to employees from stock
options                              -            -            -     53,253              -         53,253

Net loss                             -            -            -          -       (556,096)      (556,096)
----------------------------------------------------------------------------------------------------------

Balance - March 31, 2006    22,992,887       22,992   13,777,276  2,752,818     (6,836,842)     9,716,244
==========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.





                  FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                                                     For the Cumulative
                                                                                     Period from
                                                                                     February 24, 2004
                                                        For the Three For the Three  (Date of Emergence)
                                                        Months Ended  Months Ended   From Bankruptcy)
                                                        March 31,     March 31,      through
                                                        2006          2005           March 31, 2006
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                $   (556,096) $    (366,196) $   (6,836,842)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation                                               40,992         38,129         246,632
   Amortization of patents and proprietary technology         38,242         37,461         302,909
   Issuance of common stock and warrants for services              -              -       2,695,053
   Expenses paid by increase in convertible note payable           -              -          60,000
   Amortization of discount on note payable                        -              -       1,556,666
   Stock-based compensation to employees                      53,253              -          53,253
Changes in operating assets and liabilities:
   Accounts receivable                                             -         (6,646)              -
   Accounts payable                                            4,792        (43,030)       (161,577)
   Accrued liabilities                                        11,514         33,544          52,347
   Deferred revenue                                                -              -        (343,750)
   Prepaid expenses                                            9,605              -         (25,056)
   Deposits                                                        -              -          (6,500)
--------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                       (397,698)      (306,738)     (2,406,865)
--------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Payments for the purchase of equipment                        (2,262)       (31,792)       (197,574)
Payments for patents                                               -         (2,977)        (43,626)
Payment for acquisition of equipment and proprietary
  technology from Flexpoint Holdings, LLC                          -              -        (265,000)
--------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                         (2,262)       (34,769)       (506,200)
--------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants            -      3,907,207       3,907,207
Principal payments on notes payable - related parties              -       (384,768)       (460,300)
Proceeds from notes payable - related parties                      -              -         445,300
Proceeds from borrowings under convertible note payable            -              -         583,334
--------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                          -      3,522,439       4,475,541
--------------------------------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                     (399,960)     3,180,932       1,562,476
Cash and Cash Equivalents at Beginning of Period           1,964,487         54,358           2,051
--------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period              $  1,564,527  $   3,235,290  $    1,564,527
========================================================================================================

Supplemental Cash flow Information:

Cash paid for interest                                  $          -  $      10,634  $       16,888




               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.



         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the years ended December 31, 2005, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2006. In particular, The Company's significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Nature of Operations - The Company is located in Salt Lake City, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. The Company is in the development stage as planned operations have not commenced. Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking manufacturing contracts. At March 31, 2006, the Company had not entered into any manufacturing agreements except as discussed in Note 4. Even though the Company is making strides forward with its business plan, it is likely that significant progress may not occur within the next four to six months. Accordingly, the Company may not realize significant revenues or become profitable within the next twelve months which would require additional financing to fund its long-term cash needs. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. As a result of management's assessment of the recoverability of long-lived assets at March 31, 2006, no impairment was recognized at that date.

Research and Development - Research and development costs are recognized as expense during the period incurred until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Stock Based Compensation - In December 2004, the FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No.123R"). SFAS No. 123R supersedes APB 25 and requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under APB 25, no compensation was recorded in earnings for the Company's stock-based options granted under the 2005 Stock Incentive Plan (the "Plan"). The pro forma effects on net income and earnings per share for the awards issued under the Plan were instead disclosed in a footnote to the financial statements. Under SFAS No. 123R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. On January 1, 2006, the

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


Company adopted the provisions of SFAS No. 123R, for its share-based compensations plans and began recognizing the unvested portion of employee compensation from stock options and awards equal to the unamortized grant-date fair value over the remaining vesting period. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.

Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and common equivalents outstanding during the period. At March 31, 2006, there were warrants to purchase 4,306,335 shares of common stock. These warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

NOTE 2 - COMMON STOCK

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

NOTE 3 - STOCK OPTION PLANS

On August 25, 2005, the Board of Directors of the Company approved and adopted the 2005 Stock Incentive Plan (the Plan). The Plan became effective upon its adoption by the Board and will continue in effect for ten years, unless terminated. This plan was approved by the stockholders of the Company on November 22, 2005. Under the Plan, the exercise price for all options issued will not be less than the average quoted closing market price of the Company's trading common stock for the thirty day period immediately preceding the grant date plus a premium of ten percent. The maximum aggregate number of shares that may be awarded under the plan is 2,500,000.

The Company utilized the Black-Scholes model for calculating the fair value pro forma disclosures under SFAS No. 123 and will continue to use this model, which is an acceptable valuation approach under SFAS No. 123R. This model requires the input of subjective assumptions, including the expected price

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company's common stock has limited trading history. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of the Company's employee stock options.

On August 25, 2005 the Company granted options to employees to purchase an aggregate 1,159,000 shares of common stock at an exercise price of $1.91 per share. The options vest over three years on the employee's employment anniversary. The Company used the following assumptions in estimating the fair value of the options issued August 25, 2005: market value at time of issuance - $1.73; expected holding period - 8 years; risk-free interest rate - 4.18%; dividend yield - 0%; expected volatility - 200%; estimated forfeiture percentage - 10%. Using these assumptions, the options granted have a weighted average fair value of $1.72 per share.

On February 27, 2006 the Company granted options to employees to purchase an aggregate 75,000 shares of common stock at an exercise price of $2.07 per share. The options vest over three years on the employee's employment anniversary. The Company used the following assumptions in estimating the fair value of the options issued February 27, 2006: market value at time of issuance - $2.00; expected holding period - 7 years; risk-free interest rate - 4.26%; dividend yield - 0%; expected volatility - 200%; estimated forfeiture percentage - 10%. Using these assumptions, the options granted have a weighted average fair value of $1.99 per share.

During the period ended March 31, 2006, the Company recognized $53,253 of stock-based compensation expense. Information about all employee options outstanding is as follows:


                                                          Weighted
                                                          average
                                                          exercise
       For the Period Ending March 31, 2006    Shares     price
       -----------------------------------------------------------
       Outstanding at beginning of year        1,159,000  $ 1.91
          Granted Jan - March 2006                75,000    2.07
       -----------------------------------------------------------
       Outstanding at end of period            1,234,000  $ 1.92
       ===========================================================


A summary of employee options outstanding and employee options exercisable under the Company's plan is set forth below:

                               Outstanding                   Exercisable
                 -------------------------------------- -------------------
                                Weighted-
                                Average     Weighted-             Weighted-
                  Number of     Remaining   Average   Number of   Average
Range of           Options     Contractual  Exercise   Options    Exercise
Exercise Prices  Outstanding      Life      Price    Exercisable   Price
---------------------------------------------------------------------------
$1.91 - $2.07     1,234,000       9.44      $ 1.92      274,000   $ 1.91
---------------------------------------------------------------------------

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 4 - RELATED PARTY MANUFACTURING CONTRACT

In September 2005 the Company entered into a manufacturing agreement with R&D Products, LLC, a Utah limited liability company, doing business in Midvale, Utah. For the purpose of this contract, management considers R&D Products to be a Related Party because a controlling member of R&D Products, LLC is also a non-controlling interest shareholder of Flexpoint Sensor Systems, Inc. R&D Products has developed a mattress with multiple air chambers that use Bend Sensors(r) and the Company has agreed to manufacture the Bend Sensors(r) for the mattresses. The initial order is for 300,000 Bend Sensors(r) to be used to begin manufacture of 10,000 mattresses. The realization of the manufacturing and sales of the Bend Sensors(r) is dependent upon R&D Products selling either their bed directly or licensing their technology to a third party. There are no guarantees that R&D will make such sales in such quantities to meet the demands of this contract.

NOTE 5 - PATENT PROTECTION PROCEEDINGS

In January 2006, the Company filed a complaint in the United States District Court for the District of Utah in Salt Lake City against Michael W. Wallace for possible Patent encroachment.

In this report references to "Flexpoint Sensor," "we," "us," and "our" refer to Flexpoint Sensor Systems, Inc. and its subsidiary.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

EXECUTIVE OVERVIEW

We are a development stage company engaged principally in designing, engineering and manufacturing Bend Sensor(R)technology and equipment. Our planned operations have not commenced and our activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking manufacturing contracts.

During the past quarter we have concentrated our development efforts with our customers. Negotiations for potential automotive applications using our Bend Sensors(R) technology are in process, but we have not yet entered into a major contract for the sale of our automotive products. We are also continuing to develop new products that we may sell or license to an industrial control company.

Finalizing a major contract with a customer remains our greatest challenge. We must continue to obtain funding to operate and expand our operations so that we can deliver our product to the market. Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next four to six months. Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable within the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

Our revenues are not to a level to support our operations. Our revenues are primarily from design, contract and testing services. For the quarter ended March 31, 2006 ("2006 first quarter") net cash used by operating activities was $397,698 compared to $306,738 for the quarter ended March 31, 2005 ("2005 first quarter"). For the past twelve months we have relied on proceeds from a private offering to satisfy our cash shortfalls.

We conducted the private offering during the first quarter of 2005 to raise funds for operations. We realized net proceeds of $3,907,207 from our private placement and as a result we had $1,563,239 in cash and cash equivalents at March 31, 2006. In this private placement we issued an aggregate of 2,836,335 units to purchasers and 140,000 units were issued to the placement agent.
Each unit consisted of one share and one warrant to purchase one share at an exercise price of $3.00. If all of the warrants issued in the private placement are exercised, then we may realize an additional $8,929,005, based on an exercise price of $3.00 per warrant.

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

Management believes that our current cash burn rate is $150,000 per month and that the remaining proceeds from the private placement will fund our operations for at least the next six months. We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for additional funding. However, we cannot assure you that we will be able to obtain financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. We intend to use revenue and our cash to purchase and install equipment and develop our ISO/TS-16949 certified facility.

As we enter into new technology agreements in the future, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs. If we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and royalties related to these agreements. However, we have formalized only a few additional agreements during the past year and there can be no assurance that agreements will come to fruition in the future or that a desired technological application can be brought to market.

COMMITMENTS AND CONTINGENCIES

Our principal commitments consist of total current liabilities of $100,081 at March 31, 2006 and our operating lease. The operating lease has average monthly payments of $8,718, including common area maintenance and a 2% annual increase. The total future minimum payments under this lease as of December 31, 2005 were $395,889.

Our total current liabilities include accounts payable of $45,242 related to normal operating expenses, including health insurance, utilities, production supplies and travel expense; also expenses for professional fees regarding audit fees and legal fees related to the defense of patent rights. Accrued liabilities at March 31, 2006 were $54,839 and were related to payroll tax liabilities, accrued audit and tax expenses, accrued lease expense and accrued PTO.

In January 2006 we initiated a legal action for patent encroachment and we anticipate that this legal action will result in legal costs of approximately $100,000. We will divert a portion of our financial resources to continue this legal matter.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates of particular significance in our financial statements include goodwill and the annual tests for impairment of goodwill and valuing stock option compensation.

We annually test goodwill for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less then the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. We performed a goodwill impairment test during 2005 and concluded there was no impairment of goodwill.

We account for stock options under Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006. Statement 123(R) requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards, over the period they vest.

The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. During the 2006 first quarter we recognized $53,253 of stock-based compensation expense for our stock options.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor and its subsidiary, Sensitron, and should be read in conjunction with our unaudited financial statements the three month periods ended March 31, 2006 and 2005. These financial statements are included in this report at Part I, Item 1, above.

                    SUMMARY OPERATING RESULTS
                    --------------------------

                                    Quarter ended     Quarter ended
                                    March 31, 2006    March 31, 2005
                                    ---------------   --------------
Revenue                             $           742   $      16,547

Total operating costs and expenses         (569,066)       (382,111)

Net other income (expense)                   12,228            (632)

Net profit (loss)                          (556,096)       (366,196)

Basic and diluted loss per share    $         (0.02)  $       (0.02)


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

For the 2006 and 2005 first quarters our revenue was primarily from design, contract and testing services. The decrease in revenue for the 2006 first quarter is a result of decrease in revenue from design engineering work.

Total operating costs and expenses increased for the 2006 first quarter compared to the 2005 first quarter primarily as a result of increases in administrative and marketing expenses related to litigation fees and expense for share-based option compensation according to SFAS No. 123(R). In addition, we recorded research and development expense of $106,981 primarily related to a change in account methodology to directly expense research and development costs rather than include them in general administrative expense.

Cost of revenue for the 2006 first quarter decreased to $433 compared to $82,179 for the 2005 first quarter because research and development costs were allocated to cost of revenue in 2005, but were expensed separately as research and development expense in 2006.

Total other income for the 2006 and 2005 first quarters was primarily the result of interest income related to interest on the proceeds of the private placement offering which were deposited in a savings account. Total other expense of $632 for the 2005 first quarter was primarily the result of interest expense of $6,122 related to loans.

As a result of the above, we recorded a net loss for both the 2006 and 2005 first quarters.

                SUMMARY BALANCE SHEET INFORMATION

The chart below presents a summary of our balance sheets at March 31, 2006 and December 31, 2005.


                                  March 31, 2006     December 31, 2005
                                  --------------     -----------------

Cash and cash equivalents         $    1,563,239     $    1,964,487

Total current assets                   1,588,295          1,999,148

Total assets                           9,816,324         10,304,149

Total current liabilities                100,081             85,062

Deficit accumulated during            (6,836,842)        (6,280,746)
the development stage

Total stockholders equity         $   9,716, 244     $   10,219,087


Cash and cash equivalents decreased at March 31, 2006 compared to December 31, 2005 because we had minimal revenue in the 2006 first quarter to provide cash. Until our revenue increases, our cash will continue to decrease.

Our non-current assets decreased at March 31, 2006 due to adjustments for depreciation and amortization. These assets include property and equipment valued at $1,199,674, patents and proprietary technology of $1,665,441, goodwill of $5,356,414, and deposits of $6,500.

Total current liabilities increased at March 31, 2006 primarily as a result of increases in accounts payable and accrued liabilities.

Factors Affecting Future Performance

     We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business plans. For the 2006 first quarter, we incurred a net loss of $556,096 and had negative cash flows from operating activities of $397,698. We anticipate proceeds from our private placement in March of 2005 will fund our operations for at least the next six months; however, we anticipate that revenues will not increase until late 2006 or early 2007. In addition, if we decide to expand our business activities outside the automotive market in 2006, we anticipate needing more than approximately $1,000,000 in additional funding.

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

Based on projected orders under anticipated agreements, we will need to complete a second production line and have it installed and approved in 2006. The second manufacturing line is expected to result in increased manufacturing capacity and manufacturing efficiencies. We have completed installation of our first production line and are in the process of qualifying our own manufacturing facility for ISO/TS-16949 certification. However, we cannot assure you that we will satisfy ISO/TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our customers.

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

     Ongoing industry consolidation among worldwide automotive parts suppliers and financial difficulties of U.S.auto makers may limit the market potential for our products.

In the automotive parts industry, there is a trend of consolidation through business combinations and acquisitions of complementary technologies among worldwide suppliers as these suppliers seek to build stronger customer relationships with automobile manufacturers. Automobile manufacturers look to Tier 1 suppliers (major suppliers) to provide fully engineered systems and pre-assembled combinations of components rather than individual components. This trend of consolidation of suppliers may result in fewer Tier 1 suppliers and thus limit the marketing opportunities for our Bend Sensor(R) technology. In addition, in recent months large U.S. auto makers have announced plans to close plants and reduce their work force, some Tier 1 suppliers are in bankruptcy or in financial difficulty, and two automobile manufacturers have reported increased financial difficulties. These industry trends may limit the market for our products.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chairman of the Board who acts in the capacity of our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective.

Also, these executive officers determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 27, 2006 we authorized the issuance of options to purchase 75,000 shares of common stock to Ryan C. Willard. The options were granted under our 2005 Stock Incentive Plan, have an exercise price of $2.07 and vest in 25,000 increments over a three year period. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS


Part I  Exhibits

No.     Description.
----    -----------
31.1    Chief Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification


Part II Exhibits

No.     Description.
----    ------------

2.1 Order Confirming Plan, dated February 24, 2004 (Incorporated by reference to exhibit 2.1 for Form 8-K filed March 5, 2004)
2.2 Debtor's Plan of Reorganization, dated January 14, 2004 (Incorporated by reference to exhibit 2.2 for Form 8-K filed March 5, 2004)
2.3 Asset Purchase Agreement between Flexpoint Sensor and Flexpoint Holdings, LLC, dated March 31, 2004 (Incorporated by reference to exhibit 2.3 of Form 10-QSB, filed May 3, 2004)
3.1 Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 10-SB registration statement, filed June 17,1994.)
3.2 Certificate of Amendment to Certificate of Incorporation of Nanotech Corporation (Incorporated by reference to exhibit 3.1 of Form 8-K, filed April 9, 1998)
3.3 Certificate of Amendment to Certificate of Incorporation of Micropoint Inc. (Incorporated by reference to exhibit 3.3 of Form 10-QSB, filed May 3, 2004)
3.4 Restated bylaws of Flexpoint Sensor (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
4.1 Common stock purchase warrant of Investors Stock Daily, Inc., dated July 26, 2005 (Incorporated by reference to exhibit 4.1 to Form 10-KSB filed March 15, 2006)
10.1 Credit Line Agreement between Flexpoint Sensor and Broad Investment Partners, LLC, dated January 14, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K filed March 5, 2004)
10.2 Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)
10.3 Consulting Agreement between Flexpoint Sensor and Summit Resource Group, dated March 3, 2004 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed May 3, 2004)
10.4 Manufacturing Agreement between Flexpoint Sensor and R&D Products, Inc., dated September 28, 2005 (Incorporated by reference to exhibit
       10.1 of Form 8-K, filed October 3, 2005)
20.1 Flexpoint Sensor Systems, Inc. 2005 Stock Incentive Plan (Incorporated by reference to Schedule 14A, filed October 27, 2005)
20.2 Audit Committee Charter (Incorporated by reference to Schedule 14A, filed October 27, 2005)
21.1 Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21.1 to Form 10-KSB filed March 15, 2006)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                                FLEXPOINT SENSOR SYSTEMS, INC.



                                /s/ Clark M. Mower
Date: May 9, 2005               _______________________________________
                                Clark M. Mower
                                President, Chief Executive Officer and
                                Director



                                /s/ John A. Sindt
Date: May 9, 2005               _______________________________________
                                John A. Sindt
                                Chairman of the Board
                                Principal Financial and Accounting Officer



                                /s/ B. Fred Atkinson, Jr.
Date: May 9, 2005               _______________________________________
                                B. Fred Atkinson, Jr.
                                Secretary/Treasurer and Comptroller