Form 10QSB
period 2006-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2006-08-04
CIK 925660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               Commission file number: No. 0-24368

                  FLEXPOINT SENSOR SYSTEMS, INC.
       ---------------------------------------------------
       (Exact name of small business issuer in its charter)

              Delaware                         87-0620425
     ------------------------         ----------------------------------
     (State of incorporation)       (I.R.S. Employer Identification No.)

        106 West Business Park Drive, Draper, Utah  84020
        -------------------------------------------------
             (Address of principal executive offices)

                           801-568-5111
                    --------------------------
                   (Issuer's telephone number)

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

As of July 17, 2006, Flexpoint Sensor Systems, Inc. had a total of 22,992,887 shares of common stock issued and outstanding.

Transitional small business disclosure format: Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2
         Index to Financial Statements......................................3

Item 2.  Management's Discussion and Analysis or Plan of Operation.........12

Item 3.  Controls and Procedures...........................................18

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..........................................................18

Signatures.................................................................19




                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of June 30, 2006, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows and stockholders' equity for the three and six month periods ended June 30, 2006 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2006, are not necessarily indicative of results to be expected for any subsequent period.

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                  Index to Financial Statements


                                                               Page
Condensed Consolidated Balance Sheets (Unaudited)
  June 30, 2006 and December 31, 2005.................................4

Condensed Consolidated Statements of Operations (Unaudited)
  for the Three Months Ended June 30, 2006 and 2005, for
  the Six Months Ended June 30, 2006 and 2005, and for the
  Cumulative period from February 24, 2004, (Date of Emergence from Bankruptcy) through June 30, 2006..............................5

Condensed Consolidated Statements of Stockholders' Equity
 (Unaudited) for the period from February 24, 2004 (Date of
  Emergence from Bankruptcy)through December 31, 2004, for the year ended December 31, 2005 and for The Six Months Ended
  June 30, 2006.......................................................6

Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Six Months Ended June 30, 2006 and 2005, and for the
  Cumulative period from February 24, 2004, (Date of Emergence from Bankruptcy) through June 30, 2006..............................7

Notes to Condensed Consolidated Financial Statements..................8

         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)


                                                      June 30     December 31
                                                       2006            2005
------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                        $   1,371,987  $   1,964,487
Accounts Receivable                                      4,550              -
Prepaid expenses                                        25,056         34,661
------------------------------------------------------------------------------
Total Current Assets                                 1,401,593      1,999,148

Long-Term deposits                                       6,500          6,500
Property and Equipment, net of accumulated
  depreciation of $287,730 and $205,640              1,158,577      1,238,404
Patents and Proprietary Technology, net of
  accumulated amortization of $341,151 and $264,667  1,627,200      1,703,683
Goodwill                                             5,356,414      5,356,414
------------------------------------------------------------------------------
Total Assets                                      $  9,550,284  $  10,304,149
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                  $      4,202  $      41,737
Accrued liabilities                                     38,532         43,325
------------------------------------------------------------------------------
Total Current Liabilities                               42,734         85,062
------------------------------------------------------------------------------

Stockholders' Equity
Preferred stock - $0.001 par value; 1,000,000
  shares authorized; no shares issued or outstanding         -              -
Common stock - $0.001 par value; 100,000,000 shares
  authorized; 23,292,887 and 22,992,887 shares
  issued and outstanding                                23,292         22,992
Additional paid-in capital                          14,324,756     13,777,276
Warrants and options outstanding                     2,891,738      2,699,565
Deficit accumulated during the development stage    (7,732,236)    (6,280,746)
------------------------------------------------------------------------------
Total Stockholders' Equity                           9,507,550     10,219,087
------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity        $  9,550,284  $  10,304,149
==============================================================================


       The accompanying notes are an integral part of these condensed consolidated financial statements.


         FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)




                                                                                               For the Cumulative
                                                                                               Period from
                                                                                               February 24, 2004
                                                                                              (Date of Emergence)
                                           For the Three Months         For the Six Months     from Bankruptcy)
                                               Ended June 30,             Ended June 30,       through
                                            2006          2005         2006          2005      June 30, 2006
-----------------------------------------------------------------------------------------------------------------

Design, Contract and Testing Revenue   $     52,784  $      2,087  $     53,526  $     18,365  $     411,554
-----------------------------------------------------------------------------------------------------------------

Operating Costs and Expenses
Amortization of patents and
  proprietary technology                    (38,242)      (32,026)      (76,483)      (64,054)      (300,674)
Cost of revenue                              (1,819)       (7,418)       (2,184)      (89,597)       (96,481)
Administrative and marketing expense       (795,515)     (379,140)   (1,218,994)     (647,045)    (5,618,511)
Research and development expense           (124,796)            -      (231,777)            -       (711,192)
-----------------------------------------------------------------------------------------------------------------
Total Operating Costs and Expenses         (960,372)     (418,584)   (1,529,438)     (800,696)    (6,726,858)
-----------------------------------------------------------------------------------------------------------------

Other Income and Expenses
Interest expense                                  -        (1,108)            -        (7,231)    (1,576,054)
Interest income                              11,222        24,526        22,478        29,044         82,022
Sublease rent income                            972           972         1,944         1,944          5,832
Gain (loss) on forgiveness of debt                -        (5,000)            -        (5,000)        71,268
-----------------------------------------------------------------------------------------------------------------
Net Other Income (Expense)                   12,194        19,390        24,422        18,757     (1,416,932)
-----------------------------------------------------------------------------------------------------------------
Net Loss                                $  (895,394) $   (397,107) $ (1,451,490) $   (763,574) $  (7,732,236)
=================================================================================================================

Basic and Diluted Loss Per Share        $     (0.04) $      (0.02) $      (0.06) $      (0.03)
==============================================================================================

Basic and Diluted Weighted-Average
Common Shares Outstanding                22,999,554    22,974,537    22,997,887    22,208,079
==============================================================================================



The accompanying notes are an integral part of these condensed consolidated financial statements.





               FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD FROM FEBRUARY 24, 2004 (DATE OF EMERGENCE
FROM BANKRUPTCY) THROUGH DECEMBER 31, 2004, FOR THE YEAR ENDED DECEMBER 31, 2005,
                 AND FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                 (UNAUDITED)

                                                                                Deficit
                                                                              Accumulated
                                Common Stock        Additional     Warrants    During the    Total
                         --------------------------  Paid-in     and Options  Development Stockholders'
                           Shares        Amount      Capital     Outstanding     Stage       Equity
--------------------------------------------------------------------------------------------------------
Balance - February 24,
 2004 (Date of Emergence
 from Bankruptcy)          14,098,202  $    14,098  $ 4,952,166  $        -  $         -  $  4,966,264

Beneficial debt
 conversion option                   -           -    1,500,000           -            -     1,500,000

Conversion of note
 payable, March 31 and
 May 19, 2004, $.50
 per share                   3,000,000       3,000    1,497,000           -            -     1,500,000

Issuance for consulting
 services, March 3, 2004,
 $1.15 per share               100,000         100      114,580           -            -       114,680

Stock based compensation
 from 650,000 warrants
 issued on March 3, 2004
 for consulting services             -           -            -     731,328            -       731,328

Issuance for acquisition
 of equipment and
 proprietary technology
 from Flexpoint Holdings,
 LLC, a company controlled
 by a stockholder, March
 31, 2004, $1.21 per share   1,600,000       1,600    1,929,709           -            -     1,931,309

Issuance for compensation
 November 24, 2004, $1.48
 per share                   1,200,000       1,200    1,774,800           -            -     1,776,000

Net loss                             -           -            -           -   (4,510,726)   (4,510,726)
-------------------------------------------------------------------------------------------------------
Balance -
 December 31, 2004          19,998,202      19,998   11,768,255     731,328   (4,510,726)    8,008,855

Issuance of common stock
 at $.77 per share and
 2,826,335 warrants at
 $0.61 per warrant for
 cash net of $347,294
 cash offering costs and
 140,000 common shares
 and 140,000 warrants,
 January through March
 2005                        2,976,335       2,976    1,977,294   1,926,937            -     3,907,207

Issuance of 30,000 warrants
 at $1.38 per warrant for
 services rendered July 2005         -           -            -      41,300            -        41,300

Issuance of common stock at
 $ 1.73 per share, as
 compensation to director
 of company for services
 rendered, August 2005          18,350          18       31,727           -            -        31,745

Net loss                             -           -            -           -   (1,770,020)   (1,770,020)
-------------------------------------------------------------------------------------------------------
Balance -
 December 31, 2005          22,992,887      22,992   13,777,276   2,699,565   (6,280,746)   10,219,087

Stock-based compensation
 from stock option to
 employees expensed
 through 06/30/06                    -           -            -     529,953            -       529,953

Exercise of 300,000
 warrants issued  March 3,
 2004 @ $0.70 per warrant
 by Summit Resource Group,
 Inc.                          300,000         300      547,480    (337,780)           -       210,000

Net loss                             -           -            -           -   (1,451,490)   (1,451,490)
-------------------------------------------------------------------------------------------------------
Balance - June 30, 2006     23,292,887  $   23,292  $14,324,756  $2,891,738  $(7,732,236) $  9,507,550
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

                                        6

                 FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   For the Cumulative
                                                                                   Period from
                                                                                   February 24, 2004
                                                                                   (Date of Emergence)
                                                            For the Six Months     from Bankruptcy)
                                                               Ended June 30,      through
                                                             2006        2005      June 30, 2006
-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                            $ (1,451,490) $   (763,304) $ (7,732,236)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation                                             82,089        80,392       287,729
    Amortization of patents and proprietary technology       76,483        75,771       341,150
    Issuance of common stock and warrants for services            -             -     2,695,053
    Expenses paid by increase in convertible note payable         -             -        60,000
    Amortization of discount on note payable                      -             -     1,556,666
    Stock-based compensation expense for employees          529,953             -       529,953
Changes in operating assets and liabilities:
    Accounts receivable                                      (4,550)       (6,546)       (4,550)
    Accounts payable                                        (37,535)     (100,370)     (203,904)
    Accrued liabilities                                      (4,793)       23,109        36,040
    Deferred revenue                                              -             -      (343,750)
    Prepaid expenses                                          9,605        (8,398)      (25,056)
    Deposits                                                      -             -        (6,500)
-----------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                      (800,238)     (699,346)   (2,809,405)
-----------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Payments for the purchase of equipment                       (2,262)      (35,600)     (197,574)
Payments for patents                                              -       (15,658)      (43,626)
Payment for acquisition of equipment and proprietary
 technology from Flexpoint Holdings, LLC                          -             -      (265,000)
-----------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                        (2,262)      (51,258)     (506,200)
-----------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants     210,000     3,907,207     4,117,207
Principal payments on notes payable - related parties             -      (409,958)     (460,300)
Proceeds from notes payable - related parties                     -             -       445,300
Proceeds from borrowings under convertible note payable           -             -       583,334
-----------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                   210,000     3,497,249     4,685,541
-----------------------------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                    (592,500)    2,746,645     1,369,936
Cash and Cash Equivalents at Beginning of Period          1,964,487        54,358         2,051
-----------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period           $    1,371,987  $  2,801,003  $  1,371,987
=====================================================================================================

Supplemental Cash flow Information:
Cash paid for interest                               $            -  $      7,231  $     16,888
=====================================================================================================



The accompanying notes are an integral part of these condensed consolidated financial statements.



          FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations - The Company is located in Salt Lake City, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. The Company is in the development stage as planned operations have not commenced. Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking manufacturing contracts. At June 30, 2006, the Company had not entered into any manufacturing agreements except as discussed in Note 4. Even though the Company is making strides forward with its business plan, it is likely that significant progress may not occur within the next four to six months. Accordingly, the Company may not realize significant revenues or become profitable within the next twelve months which would require additional financing to fund its long-term cash needs. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. As a result of management's assessment of the recoverability of long-lived assets at June 30, 2006, no impairment was recognized at that date.

Research and Development - Research and development costs are recognized as expense during the period incurred until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Stock Based Compensation - In December 2004, the FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No.123R"). SFAS No. 123R supersedes APB 25 and requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under APB 25, no compensation was recorded in earnings for the Company's stock-based options granted under the 2005 Stock Incentive Plan (the "Plan"). The pro forma effects on net income and earnings per share for the awards issued under the Plan were instead disclosed in a footnote to the financial statements. Under SFAS No. 123R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, for its share-based compensations plans and began recognizing the unvested portion of employee compensation from stock options and awards equal to the unamortized grant-date fair value over the remaining vesting period. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.

          FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and common equivalents outstanding during the period. At June 30, 2006, there were warrants to purchase 3,356,335 shares of common stock. These warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

NOTE 2 - COMMON STOCK

Exercise of Warrants - On June 27, 2006, Summit Resource Group exercised its rights in connection with 300,000 warrants (originally issued March 3, 2004) to purchase 300,000 shares of common stock at an exercise price of $0.70 per share; or two hundred ten thousand dollars ($210,000), which money the Company received. These shares were registered in the Company's SB-2 Registration Statement and declared effective by the Securities and Exchange Commission on August 18, 2005.

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

          FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

The Company utilized the Black-Scholes model for calculating the fair value pro forma disclosures under SFAS No. 123 and will continue to use this model, which is an acceptable valuation approach under SFAS No. 123R. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company's common stock has limited trading history. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of the Company's employee stock options.

On August 25, 2005 the Company granted options to employees to purchase an aggregate 1,159,000 shares of common stock at an exercise price of $1.91 per share. The options vest over three years on the employee's employment anniversary. The Company used the following assumptions in estimating the fair value of the options issued August 25, 2005: market value at time of issuance - $1.73; expected holding period - 8 years; risk-free interest rate - 4.18%; dividend yield - 0%; expected volatility - 200%; estimated forfeiture percentage - 0%. Using these assumptions, the options granted have a weighted average fair value of $1.723 per share.

On February 27, 2006 the Company granted options to employees to purchase an aggregate 75,000 shares of common stock at an exercise price of $2.07 per share. The options vest over three years on the employee's employment anniversary. The Company used the following assumptions in estimating the fair value of the options issued February 27, 2006: market value at time of issuance - $2.00; expected holding period - 7 years; risk-free interest rate - 4.26%; dividend yield - 0%; expected volatility - 200%; estimated forfeiture percentage - 0%. Using these assumptions, the options granted have a weighted average fair value of $1.986 per share.

During the six month period ended June 30, 2006, the Company recognized $529,953 of stock-based compensation expense. Information about all employee options outstanding is as follows:

                                                                 2005
                                                         ---------------------
                                             Weighted-               Weighted-
                                             average                 average
For the Period Ending                        exercise                exercise
June 30, 2006                       Shares   price         Shares    price
------------------------------------------------------------------------------
Outstanding at beginning of year   1,159,000   $ 1.91        -       $   -
   Granted Jan-Jun 2006               75,000     2.07
------------------------------------------------------------------------------
Outstanding at end of period       1,234,000   $ 1.92    1,159,000   $ 1.91
==============================================================================


A summary of employee options outstanding and employee options exercisable under the Company's plan is set forth below:


                               Outstanding                   Exercisable
                 -------------------------------------- -------------------
                                Weighted-
                                Average     Weighted-             Weighted-
                  Number of     Remaining   Average   Number of   Average
Range of           Options     Contractual  Exercise   Options    Exercise
Exercise Prices  Outstanding      Life      Price    Exercisable   Price
---------------------------------------------------------------------------
$1.91 - $2.07     1,234,000       9.19      $ 1.92      274,000   $ 1.91
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

During the past quarter we have focused our efforts on third party testing of our technology as required in our protocol for Stage II development of our technology. In June 2006 we announced our Pedestrian Impact Detection System was tested by MGA Research and this research confirmed results of our internal testing. This system is placed in the vehicles' front bumper to detect crash impact. Within milliseconds of contact, the system can differentiate between a human leg and an inanimate object and trigger a safety response in accordance with the manufacturer's specifications.

We also announced that we had entered into a cooperative testing agreement with Faurecia Automotive ("Faurecia") in June 2006. Faurecia is the second largest automotive supplier in Europe and it supplies components to large automotive manufacturers, such as BMW, Toyota, Ford, Daimler-Chrysler and others. This agreement will allow both companies to use their resources, knowledge and capabilities to develop a working prototype of the Pedestrian Impact Detection System.

Our production of the medical bed has been delayed as a result of waiting for a final design and configuration of the medical bed from R&D Products. Flexpoint is prepared to produce the sensors under the terms of the agreement as soon as R&D Products determines the final design and configuration of the bed.

Negotiations for potential automotive applications using our Bend Sensors technology are in process, but we have not yet entered into a major contract for the sale of our automotive products. We are also continuing to develop new products that we may sell or license to an industrial control company.

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

LIQUIDITY AND CAPITAL RESOURCES

Our revenues are not to a level to support our operations. Our revenues are primarily from design, contract and testing services. For the past twelve months we have relied on proceeds from the private placement we completed in March 2005 to satisfy our cash shortfalls. We conducted the private placement during the first quarter of 2005 to raise funds for operations. We realized net proceeds of $3,907,207 from this private placement and as a result we have cash to continue our operations and business development. In this private placement we issued an aggregate of 2,836,335 units to purchasers and 140,000 units were issued to the placement agent. Each unit consisted of one share and one warrant to purchase one share at an exercise price of $3.00.

Management believes that our current cash burn rate is $150,000 per month and that the remaining proceeds from the private placement will fund our operations for at least the next six months. For the six month period ended June 30, 2006 ("2006 six month period") net cash used by operating activities was $800,238 compared to $699,346 for the six month period ended June 30, 2005 ("2005 six month period").

Another source of cash for the 2006 six month period was the exercise of warrants. On June 27, 2006, Summit Resource Group exercised warrants to purchase 300,000 common shares at an exercise price of $0.70 per share and we received $210,000 proceeds from the exercise of these warrants. We issued these warrants to Summit Resource Group on March 3, 2004, as part of a consulting agreement with that company to provide investor relations services. The underlying common shares were registered under a Form SB-2 registration statement declared effective August 18, 2005.

We may receive additional funds in the future from warrants issued in the private placement. If all of the warrants issued in the private placement are exercised, then we may realize an additional $8,929,005, based on an exercise price of $3.00 per warrant. Except for a "call" provision, the warrant holders have total discretion as to when or if the warrants are exercised. If the closing bid price of our common stock is greater than $4.00 per share for five consecutive trading days after October 1, 2005 and during the exercise term of the warrant, then we have the right to call the warrant in whole or in part, forcing the investor to exercise the warrant within fifteen trading days or the warrant is forfeited. We cannot guarantee that the price of our common stock will reach $4.00 and, in that case, the warrant holders will determine when and if the warrants are exercised.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments consist of total current liabilities of $42,734 at June 30, 2006, and our operating lease. The operating lease has average monthly payments of $8,718, including common area maintenance and a 2% annual increase. The total future minimum payments under this lease as of December 31, 2005 were $395,889.

Our total current liabilities include accounts payable of $4,202 related to normal operating expenses, including health insurance, utilities, production supplies and travel expense; also expenses for professional fees regarding audit fees and legal fees related to the defense of patent rights. Accrued liabilities at June 30, 2006, were $38,532 and were related to payroll tax liabilities, accrued audit and tax expenses, accrued lease expense and accrued Paid Time Off, a combination vacation-sick leave policy.

In January 2006 we initiated a legal action for patent encroachment and we anticipated that this legal action would result in legal costs of approximately $100,000; however, the cost of this action has been higher than anticipated and we now estimate that this legal action will result in legal costs of approximately $200,000. Management believes it is critical to protect our patents and will divert a portion of our financial resources to continue this legal matter.

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

We account for stock options under Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006. Statement 123(R) requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards, over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. During the 2006 first quarter we recognized $529,953 of stock-based compensation expense for our stock options.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor and its subsidiary, Sensitron, and should be read in conjunction with our unaudited financial statements the three and six month periods ended June 30, 2006 and 2005. These financial statements are included in this report at Part I, Item 1, above.


                     SUMMARY OPERATING RESULTS

                   Three month     Three month    Six month      Six month
                   period ended    period ended   period ended   period ended
                   June 30, 2006   June 30, 2005  June 30, 2006  June 30, 2005
                   --------------  -------------  -------------  -------------

Revenue            $      52,784   $      2,087   $     53,526   $     18,365

Total operating
costs and expenses      (960,372)      (418,584)    (1,529,438)      (800,696)

Net other income          12,194         19,390         24,422         18,757


Net loss           $    (895,394)  $   (397,107)  $ (1,451,490)  $   (763,574)

Basic and diluted
loss per share     $       (0.04)  $      (0.02)  $      (0.06)  $      (0.03)

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

Our revenue for the 2006 and 2005 interim periods was from design, contract and testing services. The increase in revenue for the three month period ended June 30, 2006 (the "2006 second quarter") and for the 2006 six month period compared to the 2005 comparable periods was the result of increases in revenue from design engineering work. Management does not anticipate that revenues will increase until we finalize a major contract.

Total operating costs and expenses increased for the 2006 interim periods compared to the 2005 interim periods primarily as a result of increases in administrative and marketing expenses and research and development expense. Administrative and marketing expenses increased in the 2006 interim periods due to litigation fees and compensation expense recognized for share-based option compensation according to SFAS No. 123(R), discussed above. In addition, research and development expense increased in the 2006 interim periods as we moved forward with the Stage II development of our technology. Due to a change in account methodology we directly expensed research and development costs in the 2006 interim periods, rather than including them in cost of revenue.

Total other income for the 2006 and 2005 interim periods was primarily the result of interest income related to interest on the proceeds of the private placement offering which were deposited in a savings account. Interest expense for the 2005 interim periods was primarily the result of interest expense related to loans.

Due to minimal revenues and increased operating costs and expenses, we recorded a net loss for both the 2006 and 2005 interim periods. Management expects losses to continue in the short term.


                 SUMMARY BALANCE SHEET INFORMATION

The chart below presents a summary of our balance sheets at June 30, 2006, and December 31, 2005.


                                     June 30, 2006    December 31, 2005
                                     --------------   -----------------
Cash and cash equivalents            $   1,371,987    $   1,964,487

Total current assets                     1,401,593        1,999,148

Total assets                             9,550,284       10,304,149

Total current liabilities                   42,734           85,062

Deficit accumulated during              (7,732,236)      (6,280,746)
the development stage

Total stockholders equity            $   9,507,550    $  10,219,087

Cash and cash equivalents decreased 30.1% at June 30, 2006, compared to December 31, 2005 because we had minimal revenue in the 2006 six month period to provide cash. Until our revenue increases, our cash will continue to decrease.

Our non-current assets decreased at June 30, 2006, due to adjustments for depreciation and amortization. These assets include property and equipment valued at $1,158,577, patents and proprietary technology of $1,627,200, goodwill of $5,356,414, and long-term deposits of $6,500.

Total current liabilities decreased at June 30, 2006, primarily as a result of decreases in accounts payable and accrued liabilities.


Factors Affecting Future Performance

     We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development. For the 2006 six month period, we incurred a net loss of $1,451,490 and had negative cash flows from operating activities of $800,238. We anticipate proceeds from our private placement completed in March 2005 will fund our operations for at least the next six months; however, we expect that revenue will not increase until late 2006 or early 2007. In addition, if we decide to expand our business activities outside the automotive market in the next twelve months, we anticipate needing more than approximately $1,000,000 in additional funding.

     We may not have adequate experience to successfully manage anticipated growth.

In January 2005 we restructured our management team and brought in an experienced group of executive level management personnel to direct the growth
of our business operations.   However, we may not be equipped to successfully
manage any possible future periods of rapid growth or expansion, which could be expected to place a significant strain on our managerial, operating, financial and other resources. Our future performance will depend, in part, on our ability to manage growth effectively, which will require us to:
..   improve existing, and implement new, financial controls and systems, management information systems, operating, administrative, financial and accounting systems and controls,
..   maintain close coordination between engineering,  programming, accounting, finance, marketing, sales and operations, and
..   attract and retain additional qualified technical and marketing personnel.


There is intense competition for management, technical and marketing personnel in our business. The loss of the services of any of our key employees or our failure to attract and retain additional key employees could have a material adverse effect on our ability to continue as a going concern.

     We may not have adequate manufacturing capacity to meet anticipated manufacturing contracts.

Based on projected business development, we will need to complete a second production line and have it installed and approved in 2008. The second manufacturing line is expected to result in increased manufacturing capacity and manufacturing efficiencies. We have completed installation of our first production line and are in the process of qualifying our own manufacturing facility for ISO/TS-16949 certification. However, we cannot assure you that we will satisfy ISO/TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our customers.

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

     Our products must satisfy governmental regulations in order to be marketable

During the past several years, the automotive industry has been subject to increased government safety regulation. Among other things, proposed regulations from the National Highway Transportation and Safety Administration required automakers to incorporate advanced air bag technology into vehicles beginning in 2005 with the phase-in to be completed by 2008. Our products may not meet the proposed National Highway Transportation and Safety Administration standards or the standards may be modified. These proposals call for upgraded air bag system performance tests for passenger cars and light trucks. The new testing requirements are intended to improve the safety of infants, children and out-of-position adults, and maximize the protection of properly seated adults. The National Highway Transportation and Safety Administration tests are similar to conditions that we have already been using to test our Seat Mat System and we believe that our Seat Mat System will meet the standards as proposed. In addition, automakers may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments in new technology, including our Bend Sensor(R) technology, until final regulatory action is taken. We cannot predict what impact, if any, these proposals or reforms might have on our financial condition and results of operations.

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

     Ongoing industry consolidation among worldwide automotive parts suppliers and financial difficulties of U.S. auto makers may limit the market potential for our products.

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

Also, these executive officers determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                    PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.   Description.

31.1  Chief Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

Part II Exhibits

No.   Description.
2.1 Order Confirming Plan, dated February 24, 2004 (Incorporated by reference to exhibit 2.1 for Form 8-K filed March 5, 2004)
2.2 Debtor's Plan of Reorganization, dated January 14, 2004 (Incorporated by reference to exhibit 2.2 for Form 8-K filed March 5, 2004)
2.3 Asset Purchase Agreement between Flexpoint Sensor and Flexpoint Holdings, LLC, dated March 31, 2004 (Incorporated by reference to exhibit 2.3 of Form 10-QSB, filed May 3, 2004)
3.1   Certificate of Incorporation of Flexpoint Sensor, as amended
3.2 Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
4.1 Common stock purchase warrant of Investors Stock Daily, Inc., dated July 26, 2005 (Incorporated by reference to exhibit 4.1 to Form 10-KSB filed March 15, 2006)
10.1 Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)
10.2 Consulting Agreement between Flexpoint Sensor and Summit Resource Group, dated March 3, 2004 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed May 3, 2004)
10.3 Manufacturing Agreement between Flexpoint Sensor and R&D Products, Inc., dated September 28, 2005 (Incorporated by reference to exhibit 10.1 of Form 8-K, filed October 3, 2005)
20.1 Flexpoint Sensor Systems, Inc. 2005 Stock Incentive Plan (Incorporated by reference to Schedule 14A, filed October 27, 2005)
20.2 Audit Committee Charter (Incorporated by reference to Schedule 14A, filed October 27, 2005)
21.1 Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21.1 to Form 10-KSB filed March 15, 2006)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                             FLEXPOINT SENSOR SYSTEMS, INC.



                             /s/ Clark M. Mower
Date: August 3, 2006         _______________________________________
                             Clark M. Mower
                             President, Chief Executive Officer and Director



                             /s/ John A. Sindt
Date: August 3, 2006         _______________________________________
                             John A. Sindt
                             Chairman of the Board
                             Principal Financial and Accounting Officer




                             /s/ B. Fred Atkinson, Jr.
Date: August 3, 2006         _______________________________________
                             B. Fred Atkinson, Jr.
                             Secretary/Treasurer and Comptroller