Form 10QSB
period 2006-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2006-11-08
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For quarterly period ended September 30, 2006

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: No. 0-24368

FLEXPOINT SENSOR SYSTEMS, INC.

(Exact name of small business issuer in its charter)

Delaware	87-0620425
(State of incorporation)	(I.R.S. Employer Identification No.)

106 West Business Park Drive, Draper, Utah  84020

(Address of principal executive offices)

801-568-5111

(Issuer’s telephone number)

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

Yes  [   ]  No [X]

As of October 26, 2006 Flexpoint Sensor Systems, Inc. had a total of 23,292,887 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Index to Financial Statements

3

Item 2. Management’s Discussion and Analysis or Plan of Operation

13

Item 3. Controls and Procedures

19

PART II: OTHER INFORMATION

Item 6.  Exhibits

20

Signatures

21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2006, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows and stockholders’ equity for the three and nine month periods ended September 30, 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2006, are not necessarily indicative of results to be expected for any subsequent period.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Index to Financial Statements

          Page

Condensed Consolidated Balance Sheets (Unaudited) September 30, 2006

and December 31, 2005

4

Condensed Consolidated Statements of Operations (Unaudited) for the Three

Months  Ended September 30, 2006 and 2005, for the Nine Months Ended

September 30, 2006 and 2005 and for the Cumulative period from February

24, 2004 (Date of Emergence from Bankruptcy) through September 30, 2006

5

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for

 the Nine Months Ended September 30, 2006

6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine

Months Ended September 30, 2006 and 2005 and for the Cumulative period from February 24, 2004 (Date of Emergence from Bankruptcy) through

September 30, 2006

7

Notes to Condensed Consolidated Financial Statements (Unaudited).

8

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$ 1,130,553	$ 1,964,487
Prepaid expenses	25,055	34,661
Total Current Assets	1,155,608	1,999,148
Long-Term deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation
of $328,827 and $205,640	1,117,480	1,238,404
Patents and Proprietary Technology, net of accumulated
amortization of $379,393 and $264,667	1,588,958	1,703,683
Goodwill	5,356,414	5,356,414
Total Assets	$ 9,224,960	$ 10,304,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 4,922	$ 41,737
Accrued liabilities	75,527	43,325
Total Current Liabilities	80,449	85,062

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
23,292,887 shares and 22,992,887 shares issued and outstanding	23,292	22,992
Additional paid-in capital	14,324,756	13,777,276
Warrants and options outstanding	3,017,362	2,699,565
Deficit accumulated during the development stage	(8,220,899)	(6,280,746)
Total Stockholders' Equity	9,144,511	10,219,087
Total Liabilities and Stockholders' Equity	$ 9,224,960	$ 10,304,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					For the Cumulative
					Period from
					February 24, 2004
					(Date of Emergence)
	For the Three Months		For the Nine Months		from Bankruptcy)
	Ended September 30,		Ended September 30,		through
	2006	2005	2006	2005	September 30, 2006

Design, Contract and Testing Revenue	$ 44,911	$ 3,063	$ 98,437	$ 21,698	$ 456,465

Operating Costs and Expenses
Amortization of patents and proprietary technology	(38,241)	(32,027)	(114,725)	(96,081)	(338,916)
Cost of revenue	(1,562)	(11,268)	(3,746)	(100,865)	(98,043)
Administrative and marketing expense	(389,224)	(499,707)	(1,606,274)	(1,144,808)	(6,001,903)
Research and development expense	(114,362)	-	(346,139)	-	(825,554)
Total Operating Costs and Expenses	(543,389)	(543,002)	(2,070,884)	(1,341,754)	(7,264,416)

Other Income and Expenses
Interest expense	-	-	-	(7,231)	(1,576,054)
Interest income	9,816	16,721	32,294	45,765	91,838
Gain (loss) on forgiveness of debt	-	-	-	(5,000)	71,268
Net Other Income (Expense)	9,816	16,721	32,294	33,534	(1,412,948)

Net Loss	$ (488,662)	$ (523,218)	$(1,940,153)	$(1,286,522)	$ (8,220,899)

Basic and Diluted Loss Per Common Share	$ (0.02)	$ (0.02)	$ (0.08)	$ (0.06)

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,292,887	22,989,081	23,097,666	22,465,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

					Deficit
					Accumulated
			Additional	Warrants and	During the	Total
	Common Stock		Paid-in	Options	Development	Stockholders'
	Shares	Amount	Capital	Outstanding	Stage	Equity

Balance - December 31, 2005	22,992,887	$ 22, 992	$ 13,777,276	$ 2,699,565	$ (6,280,746)	$ 10,219,087

Employee compensation from stock options	-	-	-	655,577	-	655,577

Exercise of warrants, $0.70 per share, for cash	300,000	300	547,480	(337,780)	-	210,000

Net loss	-	-	-	-	(1,940,153)	(1,940,153)

Balance - September 30, 2006	23,292,887	$ 23,292	$ 14,324,756	$ 3,017,362	$ (8,220,899)	$ 9,144,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence)
	For the Nine Months		from Bankruptcy)
	Ended September 30,		through
	2006	2005	September 30, 2006
Cash Flows from Operating Activities:
Net loss	$ (1,940,153)	$ (1,286,522)	$ (8,220,899)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	123,186	116,590	328,826
Amortization of patents and proprietary technology	114,725	113,723	379,392
Issuance of common stock and warrants for services	-	73,045	2,695,053
Expenses paid by increase in convertible note payable	-	-	60,000
Amortization of discount on note payable	-	-	1,556,666
Stock-based compensation expense for employees	655,577	-	655,577
Changes in operating assets and liabilities:
Accounts receivable	-	(7,499)	-
Accounts payable	(36,815)	(113,526)	(203,184)
Accrued liabilities	32,202	62,727	73,035
Deferred revenue	-	-	(343,750)
Prepaid expenses	9,606	(2,600)	(25,055)
Deposits	-	-	(6,500)
Net Cash Used in Operating Activities	(1,041,672)	(1,044,062)	(3,050,839)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	(2,262)	(78,727)	(197,574)
Payments for patents	-	(28,147)	(43,626)
Payment for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	(2,262)	(106,874)	(506,200)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	210,000	3,907,207	4,117,207
Principal payments on notes payable - related parties	-	(409,958)	(460,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	-	-	583,334
Net Cash Provided By Financing Activities	210,000	3,497,249	4,685,541
Net Change in Cash and Cash Equivalents	(833,934)	2,346,313	1,128,502
Cash and Cash Equivalents at Beginning of Period	1,964,487	54,358	2,051
Cash and Cash Equivalents at End of Period	$ 1,130,553	$ 2,400,671	$ 1,130,553
Supplemental Cash Flow Information: Cash paid for interest	$ -	$ 7,231	$ 16,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the “Company”).  These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2005, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2006. In particular, The Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Nature of Operations - The Company is located in Salt Lake City, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. The Company is in the development stage as planned operations have not commenced. Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking manufacturing contracts. At September 30, 2006, the Company had not entered into any manufacturing agreements except as discussed in Note 4.  Even though the Company is making strides forward with its business plan, it is likely that significant progress may not occur within the next four to six months.  Accordingly, the Company may not realize significant revenues or become profitable within the next twelve months which would require additional financing to fund its long-term cash needs.  The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

Valuation of Long-lived Assets - The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable.  When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  As a result of management’s assessment of the recoverability of long-lived assets, including property and equipment, patents and proprietary technology, and goodwill, at September 30, 2006, no impairment loss was identified or recognized through that date.

Research and Development - Research and development costs are recognized as expense during the period incurred until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Stock-Based Compensation - In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No.123R”).  SFAS No. 123R supersedes APB 25 and requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.  Under APB 25, no compensation was recorded in earnings for the Company’s stock-based options granted under the 2005 Stock Incentive Plan (the “Plan”).  Under SFAS No. 123R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period.  On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, for its share-based compensations plans and began recognizing the unvested portion of employee compensation from stock

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

options and awards equal to the unamortized grant-date fair value over the remaining vesting period.  Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.

Prior to January 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and made pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation.” Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts below for the three and nine months ended September 30, 2005:

	For the Three Months	For the Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$ (523,218)	$ (1,286,522)
Add back: total stock-based compensation	-	-
Deduct: total stock-based employee
compensation determined under fair
value based method for all awards	(284,672)	(284,672)
Proforma net loss	$ (807,890)	$ (1,571,194)
Basic and diluted loss per common share
As reported	$ (0.02)	$ (0.06)
Proforma	$ (0.04)	$ (0.07)

Basic and Diluted Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential of common shares outstanding during the period.  At September 30, 2006, there were outstanding options and warrants to purchase 4,515,335 shares of common stock.  At September 30, 2005, there were outstanding options and warrants to purchase 4,815,335 shares of common stock.  These options and warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

NOTE 2 – COMMON STOCK

Private Placement of Common Stock and Warrants - From January 25, 2005 through March 31, 2005, the Company issued 2,836,335 shares of common stock and warrants to purchase 2,836,335 shares of common stock at $3.00 per share from October 1, 2005 through September 30, 2007 in a private placement offering. The Company realized proceeds of $3,907,207, net of $347,294 of cash offering costs. As part of this private placement, the Company also issued the placement agent 140,000 shares of common stock and 140,000 warrants exercisable at $3.00 per share for the agent’s services in connection with the offering. The fair value of the warrants issued was $4,047,816 as estimated by the Company using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.58%; volatility of 200%; estimated life of two years; and dividend yield of 0%. The net proceeds were allocated to the shares of common stock and the warrants based upon their relative fair values and resulted in allocating $1,980,271 to the shares of common stock and $1,926,937 to the warrants.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

An investor may not exercise their warrants if the exercise of the warrant would cause the investor to own more than 4.99% of the then issued and outstanding common stock of the Company. If the closing bid price of the Company’s common stock is greater than $4.00 per share for five consecutive trading days after October 1, 2005, the Company may call the warrants, in whole or in part, for no consideration, which would require the investor to either exercise the warrants within fifteen trading days or forfeit the warrants.

Compensation to Board Members - On August 25, 2005, the Company issued 18,350 shares of common stock to a director for services.  The shares were valued at $31,745 or $1.73 per share, the quoted market value of the stock on the day of this transaction.

Exercise of Warrants – On June 27, 2006, the Company issued 300,000 shares of common stock upon the exercise of warrants at $0.70 per share by Summit Resource Group. The Company received $210,000 from the exercise of the warrants.

NOTE 3 – STOCK OPTION PLANS

On August 25, 2005, the Board of Directors of the Company approved and adopted the 2005 Stock Incentive Plan (the Plan).  The Plan became effective upon its adoption by the Board and will continue in effect for ten years, unless terminated.  This plan was approved by the stockholders of the Company on November 22, 2005. Under the Plan, the exercise price for all options issued will not be less than the average quoted closing market price of the Company’s trading common stock for the thirty day period immediately preceding the grant date plus a premium of ten percent.  The maximum aggregate number of shares that may be awarded under the plan is 2,500,000 shares.

The Company utilized the Black-Scholes option-pricing model for calculating the fair value for pro forma disclosure purposes under SFAS No. 123 and has continued to use this model, which is an acceptable valuation approach under SFAS No. 123R.  This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock.  Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company’s common stock has limited trading history.  Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options.

On August 25, 2005 the Company granted options to employees to purchase an aggregate 1,159,000 shares of common stock at an exercise price of $1.91 per share. These options vest over three years on either the employee’s employment anniversary date or on the anniversary date specified in the grant, and expire 10 years from date of grant.  The Company used the following assumptions in estimating the fair value of the options granted on August 25, 2005: market value at time of issuance - $1.73; expected holding period – 8 years; risk-free interest rate – 4.18%; dividend yield – 0%; and expected volatility – 200%.  Using these assumptions, the options granted have a weighted-average fair value of $1.72 per share.

On February 27, 2006, the Company granted employee options to purchase an aggregate 75,000 shares of common stock at an exercise price of $2.07 per share. The options vest over three years on the employee’s employment anniversary and expire 10 years from date of grant.  The Company used the following assumptions in estimating the fair value of the options granted on February 27, 2006: market value at time of issuance - $2.00; expected holding period – 7 years; risk-free interest rate – 4.26%; dividend yield – 0%; and expected volatility – 200%. Using these assumptions, the options granted have a weighted-average fair value of $1.99 per share.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

During September 2006, the Company changed accounting estimates related to potential forfeitures of options under the Plan from 0% to 7% in order to more closely reflect actual forfeitures to date.  The average forfeiture rate used in this estimation is an overall average of seven percent.  The effect of this change was a reduction in net loss of $78,572, or $0.00 per share, for the three and nine month periods ended September 30, 2006.

During the nine month period ended September 30, 2006, the Company recognized $655,577 of stock-based compensation expense. The transitional effects of adoption of SFAS 123R was an increase in net loss and basic and diluted loss per share for the nine months ended September 30, 2006 of $655,577 and $0.03 per share, respectively.  There were no effects on cash flows from operating activities or financing activities from the adoption.  There were 1,159,000 employee stock options outstanding at September 30, 2006.  A summary of all employee options outstanding and exercisable under the plan as of September 30, 2006, and changes during the nine months then ended is set forth below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Life (Years)	Value
Outstanding at beginning of period	1,159,000	$ 1.91
Granted	75,000	2.07
Expired	(25,000)	1.91
Forfeited	(50,000)	1.91
Outstanding at end of period	1,159,000	$ 1.92	8.95	$ -
Exercisable at end of period	394,000	$ 1.91	8.91	$ -

As of September 30, 2006, there was approximately $564,676 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 1.2 years.

NOTE 4 – RELATED PARTY MANUFACTURING CONTRACT

In September 2005 the Company entered into a manufacturing agreement with R&D Products, LLC, a Utah limited liability company, doing business in Midvale, Utah.  For the purpose of this contract, management considers R&D Products to be a Related Party because a controlling member of R&D Products, LLC is also a non-controlling interest shareholder of Flexpoint Sensor Systems, Inc.  R&D Products has developed a mattress with multiple air chambers that uses the Company’s Bend Sensors® and the Company has agreed to manufacture the Bend Sensors® for the mattresses.  The initial order is for 30,000 Bend Sensors® to be used to begin manufacture of 1,000 mattresses.  The realization of the manufacturing and sales of the Bend Sensors® is dependent upon R&D Products selling either their bed technology directly or licensing their technology to a third party.  There are no guarantees that R&D will make such sales in such quantities to meet the demands of this contract.

NOTE 5 – LEGAL PROCEEDINGS

On January 20, 2006, Sensitron, Inc., the Company’s wholly owned subsidiary, filed a complaint in the United States District Court for the District of Utah, Central Division, against Michael W. Wallace, d/b/a Pure Imagination, seeking patent rights for a patent and patent application that Mr. Wallace filed with the United States Trademark and Patent Office.  Mr. Wallace assisted Sensitron with the development of certain software to be used in combination with our Bend Sensor® technology related to the SEAT MAT™ system.  Mr.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Wallace failed to deliver the source code to Sensitron and failed to list our employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  Sensitron is seeking a copy of the source code and ownership of the patent or correction of the patent and patent application to add the appropriate co-inventors.  Sensitron is also seeking unspecified damages along with its costs and attorneys’ fees.

On July 3, 2001, Flexpoint Sensor Systems, Inc. filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  The petition was filed in the United States Bankruptcy Court for the District of Utah, File No. 01-29577JAB.  On February 24, 2004, the bankruptcy court confirmed the plan of reorganization. In the bankruptcy proceeding, the Company objected to the $1,700,000 claim made by Delco Electronics, Inc (Delphi) and asserted that Delphi is precluded by the terms of the agreement from any financial recovery due to its breach of the sponsorship agreement.  Other potential claims are breach of contract, breach of fiduciary duties owed to Flexpoint, Inc. pursuant to the contract, and intentional and negligent interference with Flexpoint, Inc.’s contractual and business relationship with General Motors.  The Company is currently attempting to negotiate a settlement to this controversy.

In this report references to “Flexpoint Sensor,” “we,” “us,” and “our” refer to Flexpoint Sensor Systems, Inc. and its subsidiary.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a development stage company engaged principally in designing, engineering and manufacturing Bend Sensor® technology and equipment.  Our planned operations have not commenced and our activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking manufacturing contracts.

We emerged from Chapter 11 bankruptcy on February 24, 2004 and since that time we have leased a manufacturing facility, purchased necessary equipment to establish a production line, negotiated contracts, manufactured Bend Sensor® technology devices and conducted testing on those devices.  Our goal is to qualify this production line and facility as an ISO/TS 16949 production line and facility by the end of 2006.  This qualification will increase the marketability of our products to automotive parts suppliers.

During the second quarter of 2006 we have focused our efforts on third party testing of our technology as required in our protocol for Stage II development of our technology.  In June 2006 we announced our Pedestrian Impact Detection System was tested by MGA Research and this research confirmed results of our internal testing.  This system is placed in a vehicle’s front bumper to detect crash impact.  Within milliseconds of contact, the system can differentiate between a human leg and an inanimate object and trigger a safety response in accordance with the manufacturer’s specifications.

We also announced that we had entered into a cooperative testing agreement with Faurecia Automotive (“Faurecia”) in June 2006.  Faurecia is the second largest automotive supplier in Europe and supplies components to large automotive manufacturers, such as BMW, Toyota, Ford, Daimler-Chrysler and others.  This agreement will allow both companies to use their resources, knowledge and capabilities to develop a working prototype of the Pedestrian Impact Detection System and other applications.

During 2005 development and research on products for several automotive customers was approved to be advanced to the next stage of testing.  Negotiations for potential automotive applications using our Bend Sensor® technology are in process, but we have not yet entered into a major contract for the sale of our automotive products.  We are also continuing to develop new products that we may sell or license to an industrial control company.

Finalizing a major contract with a customer remains our greatest challenge.  We must continue to obtain funding to operate and expand our operations so that we can deliver our products to the market.  Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next four to six months.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable within the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

Our revenues are not to a level to support our operations and we may not realize significant revenues within the next twelve months.  Our revenues are primarily from design, contract and testing services.  For the past twelve months we have relied on proceeds from the private placement we completed in March 2005 to satisfy our cash requirements.  We conducted the private placement during the first quarter of 2005 to raise funds for operations.  In this private placement we issued an aggregate of 2,836,335 units to purchasers and 140,000 units were issued to the placement agent.  Each unit consisted of one share and one warrant to purchase one share at an exercise price of $3.00.  We realized net proceeds of $3,907,207 from this private placement that we have used to continue our operations and business development.  Management believes that our current cash burn rate is $140,000 per month and that the remaining proceeds from the private placement will fund our operations for at least the next six months.

We also may receive additional funds in the future from warrants issued in the private placement.  If all 2,976,335 of the warrants issued in the private placement are exercised, then we may realize an additional $8,929,005, based on an exercise price of $3.00 per warrant.  Except for a “call” provision, the warrant holders of the private placement have total discretion as to when or if the warrants are exercised.  If the closing bid price of our common stock is greater than $4.00 per share for five consecutive trading days after October 1, 2005 through September 1, 2007 (the exercise term of the warrant), then we have the right to call the warrant in whole or in part, forcing the investor to exercise the warrant within fifteen trading days or the warrant is forfeited.  We cannot guarantee that the price of our common stock will reach $4.00 and, if it does not reach that amount then the warrant holders will determine when and if the warrants are exercised.

In addition to the warrants issued in the private placement, as of September 30, 2006 we have outstanding warrants to purchase an aggregate of 380,000 shares and we may receive an additional $340,000 if those warrants are exercised.  On June 27, 2006 warrants to purchase 300,000 shares were exercised and we received $210,000 in proceeds from that transaction.  Again, the warrant holders have total discretion as to if the warrants are exercised.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments consist of total current liabilities of $80,449 at September 30, 2006, and our operating lease.  The operating lease has average monthly payments of $8,718, including common area maintenance and a 2% annual increase.  The total future minimum payments under this lease as of December 31, 2005 were $395,889.

Our total current liabilities include accounts payable of $4,922 related to normal operating expenses, including health insurance, utilities, production supplies and travel expense, expenses for professional fees regarding audit fees and legal fees related to the defense of patent rights.  Accrued liabilities at September 30, 2006, were $75,527 and were related to payroll tax liabilities, accrued audit and tax expenses, accrued lease expense and accrued Paid Time  Off, a combination vacation-sick leave policy.

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

We annually test goodwill for impairment or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors.  We performed a goodwill impairment test and at September 30, 2006 no impairment was identified or recognized.

We account for stock options under Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006.  Statement 123(R) requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the nine month period ended September 30, 2006 (the “2006 nine month period”) we recognized $655,577 of stock-based compensation expense for our stock options and there was approximately $564,676 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 1.2 years.

During September 2006, we changed accounting estimates related to potential forfeitures of options granted under our 2005 Stock Incentive Plan from 0% to 7% in order to more closely reflect actual forfeitures to date.  The effect of this change was a reduction in net loss of $78,572 for the 2006 three and nine month periods.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor and its subsidiary, Sensitron,  and should be read in conjunction with our unaudited financial statements for the three and nine month periods ended September 30, 2006 and 2005.  These financial statements are included in this report at Part I, Item 1, above.

SUMMARY OF OPERATING RESULTS
	Three month period ended Sept. 30, 2006 Sept. 30, 2005		Nine month period ended Sept. 30, 2006 Sept. 30, 2005
Design, contract and testing revenue	$ 44,911	$ 3,063	$ 98,437	$ 21,698
Total operating costs and expenses	(543,389)	(543,002)	(2,070,884)	(1,341,754)
Net other income (expense)	9,816	16,721	32,294	33,534
Net loss	(488,662)	(532,218)	(1,940,153)	(1,286,522)
Basic and diluted loss per common share	$ (0.02)	$ (0.02)	$ (0.08)	$ (0.06)

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

The increase in revenue for the three month period ended September 30, 2006 (the “2006 third quarter”) and for the 2006 nine month period compared to the nine month period ended September 30, 2005 (“2005 nine month period”) and the three month period ended September 30, 2005 (the “2005 third quarter”) was the result of increases in revenue from design engineering work.  Management does not anticipate that revenues will increase until we finalize a major contract.

Total operating costs and expenses increased for the 2006 nine month period when compared to the 2005 nine month period.  However, total operating costs and expenses showed little change in the 2006 third quarter compared to the 2005 third quarter.  Administrative and marketing expenses increased in the 2006 nine month period due to litigation fees and compensation expense recognized according to SFAS No. 123(R) for share-based option compensation.  We did not record research and development expenses in the 2005 periods because we included those expenses in cost of revenue.  For the 2006 periods we changed our account methodology and directly expensed research and development costs as we moved forward with the Stage II development of our technology.  Accordingly, this change in account methodology resulted in decreased cost of revenue for the 2006 periods when compared to the 2005 periods.

Total other income for the 2006 and 2005 periods was primarily the result of interest income from the proceeds of the private placement offering, which were deposited in a savings account.  Interest expense for the 2005 interim periods was primarily the result of interest expense related to loans.

Due to minimal revenues and increased operating costs and expenses, we recorded a net loss and loss per share for both the 2006 and 2005 periods.  Management expects losses to continue in the short term.

The chart below presents a summary of our consolidated balance sheets at September 30, 2006, and December 31, 2005.

SUMMARY OF BALANCE SHEET INFORMATION
	Nine month period ended Sept. 30, 2006	Year ended December 31, 2005
Cash and cash equivalents	$ 1,130,553	$ 1,964,487
Total current assets	1,555,608	1,999,148
Total assets	9,224,960	10,304,149
Total current liabilities	80,449	85,062
Deficit accumulated during the development stage	(8,220,899)	(6,280,746)
Total stockholders equity	$ 9,144,511	$ 10,219,087

Cash and cash equivalents decreased $833,934 at September 30, 2006 compared to December 31, 2005 because we had minimal revenue in the 2006 nine month period to provide cash.  Until our revenue increases, our cash will continue to decrease.

Our non-current assets decreased at September 30, 2006 due to adjustments for depreciation and amortization.  These assets include property and equipment valued at $1,117,480, patents and proprietary technology of $1,588,958, goodwill of $5,356,414, and long-term deposits of $6,500.

Total current liabilities decreased at September 30, 2006, primarily as a result of decreases in accounts payable.

Factors Affecting Future Performance

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the 2006 nine month period had negative cash flows from operating activities of $1,041,672.  We anticipate proceeds from our private placement completed in March 2005 will fund our operations for at least the next six months; however, we expect that revenue will not increase until early 2007.  In addition, if we decide to expand our business activities outside the automotive market in the next twelve months, we anticipate needing more than approximately $1,000,000 in additional funding.

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

$

improve existing, and implement new, financial controls and systems, management information systems, operating, administrative, financial and accounting systems and controls,

$

maintain close coordination between engineering,  programming, accounting, finance, marketing, sales and operations, and

$

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

Our products must satisfy governmental regulations in order to be marketable

During the past several years, the automotive industry has been subject to increased government safety regulation. Among other things, proposed regulations from the National Highway Transportation and Safety Administration required automakers to incorporate advanced air bag technology into vehicles beginning in 2005 with the phase-in to be completed by 2008.  Our products may not meet the proposed National Highway Transportation and Safety Administration standards or the standards may be modified.  These proposals call for upgraded air bag system performance tests for passenger cars and light trucks.  The new testing requirements are intended to improve the safety of infants, children and out-of-position adults, and maximize the protection of properly seated adults.  The National Highway Transportation and Safety Administration tests are similar to conditions that we have already been using to test our Seat Mat System and we believe that our Seat Mat System will meet the standards as proposed.  In addition, automakers may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments in new technology, including our Bend Sensor® technology, until final regulatory action is taken.  We cannot predict what impact, if any, these proposals or reforms might have on our financial condition and results of operations.

Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to capture increased market share.

The market for sensor devices is extremely competitive, and we expect that competition will intensify in the future.

There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business, operating results or financial condition.  Our primary competitors in the air bag market are International Electronics and Engineering, Siemens, Robert Bosch GmbH, Denso, Inc., Breed Technologies, TRW Automotive, Delphi Corporation, Autoliv Inc., Takata and Temic.  We believe that none of our competitors have a product that is superior to our Bend Sensor® technology at this time.  However, many of our competitors and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do.  These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products and markets than we can.

Ongoing industry consolidation among worldwide automotive parts suppliers and financial difficulties of U.S. auto makers may limit the market potential for our products.

In the automotive parts industry, there is a trend of consolidation through business combinations and acquisitions of complementary technologies among worldwide suppliers as these suppliers seek to build stronger customer relationships with automobile manufacturers.  Automobile manufacturers look to Tier 1 suppliers (major suppliers) to provide fully engineered systems and pre-assembled combinations of components rather than individual components.  This trend of consolidation of suppliers may result in fewer Tier 1 suppliers and thus limit the marketing opportunities for our Bend Sensor® technology.  In addition, in recent months large U.S. auto makers have announced plans to close plants and reduce their work force, some Tier 1 suppliers are in bankruptcy or in financial difficulty, and two automobile manufacturers have reported increased financial difficulties.  These industry trends may limit the market for our products.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information.

Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging.  In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan.

During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.

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

Also, these executive officers determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.

Description.

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

Part II Exhibits

No.

Description.

2.1

Order Confirming Plan, dated February 24, 2004 (Incorporated by reference to exhibit 2.1 for Form 8-K filed March 5, 2004)

2.2

Debtor’s Plan of Reorganization, dated January 14, 2004 (Incorporated by reference to exhibit 2.2 for Form 8-K filed March 5, 2004)

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

FLEXPOINT SENSOR SYSTEMS, INC.

Date: November 8, 2006

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ John A. Sindt

John A. Sindt

Chairman of the Board

Principal Financial and Accounting Officer

Date: November 8, 2006

/s/ B. Fred Atkinson Jr.

B. Fred Atkinson, Jr.

Secretary/Treasurer and Comptroller