Form 10KSB
period 2006-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2007-03-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

Commission file number: No. 0-24368

FLEXPOINT SENSOR SYSTEMS, INC.

(Name of small business issuer in its charter)

Delaware (State of incorporation)	87-0620425 (I.R.S. Employer Identification No.)
106 West Business Park Drive, Draper, Utah (Address of principal executive offices)	84020 (Zip Code)
Issuer’s telephone number: 801-568-5111

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

State issuer’s revenue for its most recent fiscal year: $ 101,781

As of February 22, 2007, Flexpoint Sensor Systems, Inc. had 23,292,887 shares of common stock outstanding.  The market value of the shares of voting common stock held by non-affiliates on that date was approximately $21,227,481.

Check if the issuer has filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [X]  No [  ]

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

TABLE OF CONTENTS

PART I

Item 1.  Description of Business

3

Item 2.  Description of Property

10

Item 3.  Legal Proceedings

10

Item 4.  Submission of Matters to a Vote of Security Holders

11

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

11

Item 6.  Management’s Discussion and Analysis or Plan of Operation

12

Item 7.  Financial Statements

18

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

34

Item 8A.  Controls and Procedures

34

Item 8B.  Other Information

34

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance with

              Section 16(a) of the Exchange Act

34

Item 10.  Executive Compensation

36

Item 11.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

37

Item 12.  Certain Relationships and Related Transactions, and Director Independence

39

Item 13.  Exhibits

40

Item 14.  Principal Accountant Fees and Services

40

Signatures

In this annual report references to “Flexpoint Sensor,” “we,” “us,” and “our” refer to Flexpoint Sensor Systems, Inc. and its subsidiaries.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORICAL DEVELOPMENT

Flexpoint Sensor Systems, Inc. was incorporated in the state of Delaware in June 1992 as Nanotech Corporation.  In April 1998, Nanotech acquired Sensitron, Inc., a Utah corporation (“Sensitron”), as a wholly-owned subsidiary through a reverse triangular merger.  Nanotech also acquired Sensitron’s wholly-owned subsidiary, Flexpoint, Inc.   As part of this acquisition, Nanotech changed the company name to Micropoint, Inc.  In July 1999 Micropoint changed its name to Flexpoint Sensor Systems, Inc.

Flexpoint Sensor was forced to seek bankruptcy protection on July 3, 2001, and we filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  (See Part I, Item 4 “Legal Proceedings,” below).  On February 24, 2004, the bankruptcy court confirmed our Plan of Reorganization.  As a result of our reorganization, we are now a development stage company with a date of emergence from bankruptcy of February 24, 2004.  We used fresh-start reporting and all assets of Flexpoint Sensor Systems, Inc. were restated to reflect their reorganization value, which approximated the fair value at the date of reorganization.

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

BUSINESS OVERVIEW

We are a development stage company principally engaged in designing, engineering, and manufacturing sensors technology and equipment using flexible potentiometer technology.  We are actively seeking financing and manufacturing contracts for the use of design and engineering of Bend Sensor® technology and equipment using a flexible potentiometer technology.  Since confirmation of our bankruptcy reorganization plan in March 2004 we have been negotiating contracts, manufacturing Bend Sensor® technology devices and have further developed our technologies.  During 2005 we raised funding through sales of our common stock and during 2006 we have completed installation of our first production line and began testing of our products.

PRODUCTS

Bend Sensor® Technology

Sensitron owns the rights to our Bend Sensor® technology, which is a flexible potentiometer bend sensor product consisting of a coated substrate, such as plastic, that changes electrical conductivity as it is bent.  Electronic systems can connect to this sensor and measure with fine detail the amount of bending or movement that occurs.  Certain applications of the Bend Sensor® potentiometer have been patented (See “Patents and Intellectual Property,” below).

A typical potentiometer functions through the means of metal contacts swiping or rubbing across a resistive element. Our Bend Sensor® potentiometer is a single layer with no mechanical assembly that makes it more reliable and significantly smaller and lighter in weight than mechanical potentiometers.  Management believes many sensor applications can be improved using our technology and the use of our technology will result in new products and new sensor applications.

We have developed the following applications for the Bend Sensor® technology:

Pedestrian Detection Sensor

In 2003, the European Parliament and the Council of the European Union published a Directive on pedestrian protection to reduce the number of pedestrian deaths and injuries.  All new 2005 vehicles must comply with special tests demonstrating they meet standards protecting pedestrians against head and leg injuries in accidents.  In 2010, two additional stringent tests will be imposed.

We have developed a Pedestrian Impact Detection system that we believe will meet the requirements for cars in Europe.  In October 2005 we completed the initial stage of testing for the Pedestrian Impact Detection system with Tier One suppliers and confirmed the system’s ability to distinguish within milliseconds between a human leg and an inanimate object.  During 2006 four separate automotive suppliers/original equipment manufacturers are testing the Bend Sensor® device for use in pedestrian impact detection.  Thus far, testing has shown that the Bend Sensor® device is able to detect impact with a human leg and in the event of an accident, trigger a safety response.  The device is also capable of determining the difference between a human leg and a steel post and can therefore alter the automobile’s response based on the appropriate safety response. The automobile response can include raising the hood or deploying an external air bag.  We believe the Bend Sensor® device’s advantages over the competition include reliability, accuracy, and lower costs.  Our sensors have gone through several years of testing for this application.

Starting in 2006 we have focused our efforts on third party testing of our technology as required in our protocol for Stage II development of our technology.  In June 2006 we announced our Pedestrian Impact Detection System was tested by MGA Research and this research confirmed results of our internal testing.  This system is placed in the vehicles’ front bumper to detect crash impact.  Within milliseconds of contact, the system can differentiate between a human leg and an inanimate object and trigger a safety response in accordance with the manufacturer’s specifications.

In June 2006 we also announced that we had entered into a cooperative testing agreement with Faurecia Automotive (“Faurecia”).  Faurecia is the second largest automotive supplier in Europe and it supplies components to large automotive manufacturers, such as BMW, Toyota, Ford, Daimler-Chrysler and others.  This agreement will allow both companies to use their resources, knowledge and capabilities to develop a working prototype of the Pedestrian Impact Detection System.

Medical Bed

We currently have working prototypes of beds for use in medical applications.  The electronics of the bed are able to record, based on our Bend Sensor® technology input, the position of the person on the bed and how they are moved.  The bed has the ability to roll a patient left or right to remove pressure areas as well as facilitate dressing changes.  Using our sensor technology on each of the individual chambers of the bed allows an accurate automatic profile mapping of the position of the person and immediately identifies the high pressure zones.  This allows needed adjustments to be made to meet the required standards of care and comfort.  Adjustments are also programmable for customized patient care and may be recorded for administrative use at later dates.

Our Bend Sensor® Technology allows the medical bed to record all information by measuring minute changes in surface deflection.  These measurements are correlated and calibrated with intra-compartmental air pressure changes to determine variances in surface pressure where the patient’s body is in contact with the mattress.  Competitors’ products use random adjustments and blindly move pressure zones.  Management believes this application of our technology is sufficiently unique to provide a major source of revenue.

On September 28, 2005, Flexpoint Sensor Systems, Inc. entered into a manufacturing agreement with R&D Products, LLC, a Utah limited liability company, doing business in Midvale, Utah.  For the purpose of this contract, management considers R&D Products to be a related party because a controlling member of R&D products, LLC is also a non-controlling interest shareholder of Flexpoint Sensor.  R&D Products has developed a mattress with multiple air chambers that use Bend Sensors® and we agreed to manufacture the Bend Sensors® for the mattresses.  The initial term of the agreement is for a period of five years and the term will renew automatically for one or more successive one-year terms, unless either party provides written notice of non-renewal.  The unit prices will be adjusted on an annual basis to reflect industry standard price changes. The initial order was for 30,000 Bend Sensors® to be used to begin manufacture of 1,000 mattresses.  The realization of the manufacturing and sales of the Bend Sensors® is dependent upon R&D Products selling either their bed directly to customers or licensing their technology to a third party.  There are no guarantees the R&D Products will complete sales in such quantities to meet the demands of this contract.

R&D Products will deliver purchase orders for the Bend Sensors® to us and may inspect the production of the Bend Sensors®.  In addition, both parties have agreed to maintain the confidentiality of proprietary information obtained from each other.  The agreement may be terminated by either party for breach of the agreement by the other party or dissolution of the other entity.  The rights under the agreement cannot be assigned without prior written consent from the other party.

In December 2005 R&D Products reached a manufacturing agreement with Powin Corporation to mass produce the medical “SmartBed.”  Powin Corporation dedicated an 80,000 square foot manufacturing facility to manufacture the SmartBed.  The SmartBed is a pressure neutralizing bed using our Bend Sensor® Technology to precisely identify areas of the body where high pressure skin contact is most vulnerable and redistributing pressure when and where needed.  Our Bend Sensor® Technology allows the SmartBed to read all information by measuring minute change in surface deflection.  These measurements are correlated and calibrated with intra-compartmental air pressure changes to calculate variances in surface pressure where the patient’s body is in contact with the mattress.

Our production of the medical bed has been delayed as a result of waiting for a final design and configuration of the medical bed from R&D Products.  Flexpoint is prepared to produce the sensors under the terms of the agreement as soon as R&D Products determines the final design and configuration of the bed.

Seat Belt Reminder

As a result of our testing in the pedestrian impact detection market, we have starting testing a seat belt reminder sensor that alerts the occupant of an automobile to fasten his/her seatbelt.  We are currently working with multiple manufacturers to potentially replace existing devices in the marketplace with a system superior in performance and at a lower price point.

Air Bag Applications

Automakers and regulators agree that smart air bag systems are the solution to the rising concerns over the deaths of children and small adults by air bags. Smart air bag systems are those that can detect not only the presence of a seat occupant, but also the size and positioning of the seat occupant.  This data is used to tailor the speed and force of the air bag deployment to the seat occupancy conditions at the time of impact.  Reliable analog seat sensors such as our Bend Sensor® technology are a key component of a smart air bag system.

We have developed an Occupant Classification System that uses a series of sensors in an automobile seat to sense whether an object on a seat is a human being and whether it is a child or an adult.  By automatically sensing and correctly categorizing a car's passengers, our sensors can distinguish between an object, an infant car seat, a child or an adult passenger.  This classification system is capable of deactivating an air bag when a person under 60 pounds or a car seat is in the seat.  This allows the air bag to deploy in a fashion so as to improve the safety of the passenger.  Management’s informal survey of this market has found that the market opportunity for these applications is substantial considering an annual market of 19,000,000 vehicles in North America and 50,000,000 worldwide.  We are in discussions with a Tier 1 supplier for implementation of this device.  We will continue to work with this Tier 1 supplier to make sure that we meet all requirements set forth by the government for the device.

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

Seat Heater and Seat Belt Reminder

In an effort to add more value to the Flexpoint Bend Sensor® and capitalize on Flexpoint’s manufacturing expertise, we have been developing a seat heater that would heat to the appropriate temperatures utilizing the power levels available in an automobile.  We have developed a prototype that has yielded good results.  The advantage to a printable heater is that we can also include, on the same sheet of material, the Flexpoint Bend Sensor® as a Seat Belt Reminder.  To our knowledge, this is a unique combination.

Flow Control Applications

Our flexible sensor has proven to be an extremely robust and durable flow control switch.  The Bend Sensor® product allows for the measurement of liquid and air flow, and has been tested to over 35 million cycles without failure.  When the Bend Sensor® device is placed in a flow stream, it can measure if flow is occurring, or it can measure the amount of flow that is occurring.  The fact that our design incorporates a single layer design allows for it to operate in many harsh environments. While other technologies are affected by dirt, dust, and liquids, the Bend Sensor® product is able to operate under these conditions.  We are currently working with a number of customers on various flow type applications.

Flexpoint announced on November 28, 2006, a Joint Development Agreement with Precision Pumping, to produce a production model flow meter.  The production ready meter includes several features that are only found on high-end systems, including a large digital display that shows and collects real time data as well as a removable memory card to record all measurements.  This card can be removed to download data providing portability for analysis.

Humidity Sensor

We have developed a new version of our patented Bend Sensor® technology.  This sensor has proven to function as a very accurate and low cost humidity sensor.  Environmental chamber testing has been performed from 0% relative humidity to 100% relative humidity at a wide range of temperatures.  Throughout all of the environmental conditions that the sensors have been exposed to, they have continued to correlate very accurately to humidity levels.  The resistance value of the Bend Sensor® changes in direct response to changes in humidity.  We expect to begin marketing this new product upon completion of qualification testing.

Other Applications

Management believes the potential market for our technology includes using the technology to replace or upgrade devices used in industrial control systems, medical equipment and instrumentation, computer peripherals, automotive transmission equipment, commercial vending equipment and other devices.  We have developed, or are developing:

$

a vibration sensor,

$

a steering wheel position device that communicates to an automobile onboard computer the amount of rotation of the steering wheel to assist the computer in stabilizing control over the vehicle, and

$

sensing devices for medical equipment.

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

MARKETING AND SALES

We intend to market our products primarily to original equipment manufacturers (“OEM’s”), either directly or through Tier 1 suppliers.  Our primary marketing objectives are to generate demand for our products, enhance name recognition and support OEM’s.  We believe that the successful use of our products by OEM’s and Tier 1 suppliers will create additional demand for a higher quantity of existing products.  We also anticipate that the success of our existing products will allow us to successfully introduce new products to the market.

We intend to support OEM’s and Tier 1 suppliers through our network of sales representatives and our in-house sales force.  We have one in-house sales representative and intend to develop sales representative networks in the Midwest where the major industrial controls manufacturers are located.  We will also seek to generate interests and explore additional applications to our technology through attendance and participation at trade shows and publicity in trade magazines.

We believe that our relationship with OEM’s and Tier 1 suppliers will be an important part of our overall sales strategy.  We believe that the OEM’s and Tier 1 suppliers will initiate purchase orders for our products.  In the early stage of this strategy, we likely will be dependent on a few OEM’s and if we lose their business it will have a significant adverse effect on our results of operations until alternative distribution channels can be established.  We may consider contractual commitments to OEM’s and Tier 1 suppliers in exchange for fees and royalties.  In addition, because we do not sell directly to end users, we are dependent, in part, on the OEM’s for information about retail product sales.  Accordingly, any rapid cessation of purchases or a switch to other companies' products by end users may not be immediately evident to us, and could result in increased product returns.

We intend to develop a field sales force including direct marketing employees in strategic areas and manufacturer’s representatives nationwide to generate OEM and Tier 1 supplier customers.  As our market grows in the United States, we anticipate expanding our distribution network throughout the world.  There can be no assurance that we will be successful in developing such a sales force or in expanding our distribution network.

License and supply arrangements, such as those discussed above, create certain risks for us, including:

$

Reliance for sales of products on other parties, and, therefore, reliance on the other parties' marketing ability, marketing plans and credit-worthiness;

$

If our products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than Flexpoint Sensor and its subsidiaries;

$

We may have only limited protection from changes in manufacturing costs and raw materials costs; and

$

If we are reliant on other parties for all or substantially all of our sales, we may be limited in our ability to negotiate with such other parties upon any renewals of their agreements.

MANUFACTURING AND DISTRIBUTION

Automobile manufacturers and Tier 1 suppliers require all manufactured parts to be used in their automobiles to be manufactured in ISO/TS-16949 certified facilities.  IS0/TS-16949 is a Quality Management System that contains the particular requirements for the application of ISO 9001:2000 for automotive production and relevant service part organization.  TS-16949 is based on ISO requirements 9001:2000, but it contains additional requirements that are particular to the automotive industry.  These additions are considered automotive “interpretations” by the ISO community of accreditation bodies and registrars.  TS-16949 is a common supplier quality standard for DaimlerChyrsler Corporation, Ford Motor Company and General Motors Corporation.  TS-16949 applies to suppliers of production materials, production and service parts, heat treating, painting and plating and other finishing services.  It does not, therefore, apply to all suppliers of the big three automotive companies.

TS-16949 certification is necessary to assure potential customers that we have the ability and resources to meet the quantities demanded in a purchase agreement and that we are able to uphold the quality standards required for consideration as an automotive supplier.  We are in the process of qualifying our own manufacturing facility for TS-16949, but we determined that it was necessary that we had the required manufacturing capabilities now.  As a result, in February 2005 we entered into a Cooperative Agreement with The Bergquist Company, a Minnesota corporation that is a qualified automotive manufacturer.  The agreement provides that the companies will cooperate with one another to produce Bend Sensor® technology applications for the automotive industry.  This cooperative agreement provides us with the means to deliver a finished product to market.

Under the terms of the Bergquist agreement neither company will grant licenses to the other for their own intellectual property, nor is either company obligated to rely on the other for production or technology.  Flexpoint Sensor may produce any production contract or may give Bergquist a reasonable opportunity to provide a bid for the production contract.  Bergquist may offer Flexpoint a reasonable opportunity to provide a bid for technology for one of its production contracts.  The cooperative agreement has a two year term, but may be extended for a successive one year period at Flexpoint Sensor’s option.

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

To management's knowledge, technology similar to our technology is currently in production by other competitors. Management believes that our products will be sufficiently distinguishable from the existing products so that it will not compete directly with existing sensor products.  Certain force transducer sensors and fiber optic sensors are comparable to our Bend Sensors® technology; however, management believes that the force transducer sensor is not as reliable as our Bend Sensor® technology and that the fiber optic sensors are not as cost effective as our Bend Sensor® technology.  As this new area grows, additional manufacturers may attempt to introduce similar products and competition could intensify.

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

PATENTS AND INTELLECTUAL PROPERTY

We regard certain of our designs as proprietary and attempt to protect them with patents and by restricting disclosure of the designs as trade secrets.  We have nine issued patents for our Bend Sensor® technology and have filed five additional patent applications, and are in the process of preparing two additional patents for new types of sensors using our technology.  Sensitron owns seven United States patents and two foreign patents related to the Bend Sensor® technology.  Patents do expire and it will be necessary for us to file patents for each application we develop so that it is protected from competition.  The earliest patent will expire in October 2009; however, we have improved these technologies and expect to file new patents based on the enhancements.  We must file patents on any technology for which we develop enhancements which contain material improvements to the original technology.  We are aware of three potentially conflicting patents which we believe will not affect our current or planned use of our technology.

There can be no assurance that the protection provided by patents and patent applications, if issued, will be broad enough to prevent competitors from introducing similar products or that such patents, if challenged, will be upheld by the courts of any jurisdiction.  Patent infringement litigation, either to enforce our patents or defend us from infringement suits, are expensive and could divert resources from other planned uses.  For example, we determined that it was necessary to file a patent encroachment action in January 2006 (See “Legal Proceedings,” below).

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

RESEARCH AND DEVELOPMENT

Although we hold the patent to the basic Bend Sensor® technology, as well as other applications, there will be other competitors working to develop competing technologies.  To stay on the forefront of the technology, and to serve the needs of the customer, we will need to aggressively pursue improvements to existing systems and develop new systems as well.  For the year ended December 31, 2006 we spent $491,554 for testing of our Bend Sensor® technology applications.  We spent $479,415 on research and development for the year ended December 31, 2005 related to development engineering for the medical bed technology, new product development resulting in new patents and testing of products for marketable applications.

Also, we believe that the coatings for the Bend Sensor® products are difficult to duplicate.  We must develop new coatings to fit emerging customer needs and to stay ahead of the competition.  There can be no assurance that we will be successful in developing new coatings.  While we expect that future research and development efforts, if any, will lead to the filing of additional patent applications, there can be no assurance that any additional patent filings will be forthcoming.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 11,639 square feet of office and manufacturing space from F.G.B.P., L.L.C.   The lease term is for five years, commencing on October 1, 2004 and terminating on September 30, 2009.  This facility has executive offices and space for research and development, manufacturing and fulfillment.  The average monthly payments over the term of the lease are $8,718, including common area maintenance and a 2% annual increase.  Management is working toward qualifying this manufacturing facility for TS-16949 certification.  The building is located in a business park in Draper, Utah consisting primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate.

ITEM 3.  LEGAL PROCEEDINGS

On January 20, 2006, Sensitron, Inc. filed a complaint in the United States District Court for the District of Utah, Central Division, against Michael W. Wallace, d/b/a Pure Imagination, seeking patent rights for a patent and patent application that Mr. Wallace filed with the United State Trademark and Patent Office.  Mr. Wallace assisted Sensitron with the development of certain software to be used in combination with our Bend Sensor® technology related to the SEAT MAT™ system.  Mr. Wallace failed to deliver the source code to Sensitron and failed to list our employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  Sensitron is seeking a copy of the source code and ownership of the patent and/or correction of the patent and patent application to add the appropriate co-inventors.  Sensitron is also seeking unspecified damages along with its costs and attorneys’ fees.  As of December 31, 2006, this action is pending in the United States District Court.

On July 3, 2001, Flexpoint Sensor Systems, Inc. filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  The petition was filed in the United States Bankruptcy Court for the District of Utah, File No. 01-29577JAB.  On February 24, 2004 the bankruptcy court confirmed our Plan of Reorganization. In our bankruptcy proceeding we objected to the $1,700,000 claim made by Delco Electronics, Inc. (“Delphi”).  We believe that Delphi is precluded by the terms of the agreement from any financial recovery due to its breach of the sponsorship agreement.  Other potential claims are breach of contract, breach of fiduciary duties owed to Flexpoint, Inc. pursuant to the contract, and intentional and negligent interference with Flexpoint, Inc.’s contractual and business relationship with General Motors.  We are currently attempting to negotiate a settlement to this controversy.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed on the National Association of Securities Dealers (NASD) OTC Bulletin Board under the symbol “FLXT.”  The following table lists the range for the high and low bid prices of our common stock for each quarter for the years ended December 31, 2005 and 2006 as reported by the OTC Bulletin Board.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2005		2006
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 2.09 1.92 2.52 2.67	$ 1.50 1.40 1.45 1.60	$ 2.22 2.31 1.75 1.43	$ 1.54 1.56 1.15 .95

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

$

Registered and traded on a national securities exchange meeting specified criteria set by the SEC;

$

Issued by a registered investment company; or

$

Excluded from the definition on the basis of share price or the issuer’s net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

HOLDERS

As of February 22, 2007, we had approximately 465 stockholders of record of our common stock, which does not include “street accounts” of securities brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a development stage company engaged principally in acquiring equipment and technology, obtaining financing and seeking manufacturing contracts.  Our planned operations have not commenced to a commercial level and include designing, engineering and manufacturing and selling sensor technology and equipment featuring Bend Sensor® technology and equipment.

We emerged from Chapter 11 bankruptcy on February 24, 2004 and since that time we have leased a manufacturing facility, purchased necessary equipment to establish a production line, negotiated contracts, manufactured Bend Sensor® technology devices and conducted testing on those devices.  Our goal is to qualify our production line and facility as an ISO/TS 16949 production line and facility by the end of 2007.  This qualification will increase the marketability of our products to automotive parts suppliers.

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

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract and testing services and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next twelve months.  For the past twelve months we have relied on proceeds from the private placement we completed in March 2005 to satisfy our cash requirements.  In this private placement we issued an aggregate of 2,836,335 units to purchasers and 140,000 units were issued to the placement agent.  Each unit consisted of one share and one warrant to purchase one share at an exercise price of $3.00.  We realized net proceeds of $3,907,207 from this private placement that we have used to fund continuing operations and business development.

Management believes that our current cash burn rate is approximately $140,000 per month and that the remaining proceeds from the private placement will fund our operations for at least the next five months.  Our auditors have expressed doubt that we may realize significant revenue or become profitable within the next twelve months.  We will require additional financing to fund our long-term cash needs.  We may rely on debt financing, loans from related parties and private placements of common stock for additional funding.  However, we cannot assure you that we will be able to obtain financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.

We also may receive additional funds in the future from warrants issued in the private placement.  If all 2,976,335 of the warrants issued in the private placement are exercised, then we may realize an additional $8,929,005, based on an exercise price of $3.00 per warrant.  Except for a “call” provision, the warrant holders of the private placement have total discretion as to when or if the warrants are exercised.  The call provision of the warrant states that if the closing bid price of our common stock is greater than $4.00 per share for five consecutive trading days after October 1, 2005 through September 1, 2007 (the exercise term of the warrant), then we have the right to call the warrant in whole or in part, forcing the investor to exercise the warrant within fifteen trading days or the warrant is forfeited.  We cannot guarantee that the price of our common stock will reach $4.00 and, if it does not reach that amount then the warrant holders will determine when and if the warrants are exercised.

In addition to the warrants issued in the private placement, as of December 31, 2006 we have outstanding warrants to purchase an aggregate of 380,000 shares and we may receive an additional $340,000 if those warrants are exercised.  For example, on June 27, 2006 warrants to purchase 300,000 shares were exercised and we received $210,000 in proceeds from that transaction.  Again, the warrant holders have total discretion as to if the warrants are exercised.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2006 consist of our operating lease and total current liabilities of $48,335.  The operating lease has average monthly payments of $8,718, including common area maintenance and a 2% annual increase.  The total future minimum payments under this lease as of December 31, 2006 were $292,511.

Our total current liabilities include accounts payable of $23,348 related to normal operating expenses, including health insurance, utilities, production supplies and travel expense, expenses for professional fees regarding audit fees and legal fees related to the defense of patent rights.  Accrued liabilities at December 31, 2006, were $24,987 and were related to payroll tax liabilities, accrued audit and tax expenses, accrued lease expense and accrued Paid Time  Off, a combination vacation-sick leave policy.

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

We annually test goodwill for impairment or when a triggering event occurs.  We use a fair-value-based test that is applied at the overall company level.  The test compares the fair value of the company to the carrying value of its net assets. This test requires various judgments and estimates. The fair value of the company is determined using the market value of our common stock. That fair value is allocated to our assets and liabilities based upon their fair values with the excess fair value allocated to goodwill.  An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value.  We performed a goodwill impairment test at December 31, 2006 and no impairment was identified or recognized.

We account for stock options under Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006.  Statement 123(R) requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the year ended December 31, 2006 we recognized $827,718 of stock-based compensation expense for our stock options and there was approximately $392,535 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 1.2 years.

During September 2006, we changed accounting estimates related to potential forfeitures of options granted under our 2005 Stock Incentive Plan from 0% to 7% in order to more closely reflect actual forfeitures to date.  The effect of this change was a reduction in net loss of $78,572 for the 2006 year.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor and its subsidiary, Sensitron,  and should be read in conjunction with our unaudited financial statements for the years ended December 31, 2006 and 2005.  These financial statements are included in this report at Part II, Item 7, below.

SUMMARY OF OPERATING RESULTS
	Year ended
	Dec. 31, 2006	Dec. 31, 2005
Design, contract and testing revenue	$ 101,781	$ 12,595
Total operating costs and expenses	(2,658,839)	(1,834,816)
Net other income (expense)	44,222	52,201
Net loss	$ (2,512,836)	$ (1,770,020)
Basic and diluted loss per common share	$ (0.11)	$ (0.08)

Our revenue for the 2006 and 2005 years was from design, contract and testing services.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer.   Management does not anticipate that revenue will increase until we finalize a major contract.

Total operating costs and expenses increased for 2006 when compared to 2005.  Administrative and marketing expenses increased to $2,006,364 for 2006 compared to $1,195,744 for 2005 primarily due to litigation fees and compensation expense recognized according to SFAS No. 123(R) for share-based option compensation.  Research and development expense, cost of revenue and amortization of patents and proprietary technology expenses remained relatively the same for 2006 and 2005.

Total other net income for 2006 and 2005 was primarily the result of interest income from the proceeds of the private placement offering, which were deposited in a savings account, and sublease rent income from Handstands, Inc.  Interest expense for 2005 was primarily the result of interest expense related to loans.  We also recognized a loss of $4,000 on forgiveness of debt related to settlement of a dispute with a shareholder.

Due to minimal revenue and increased operating costs and expenses, we recorded a greater net loss and net loss per share for 2006 when compared to 2005.  Management expects losses to continue in the short term.

The chart below presents a summary of our consolidated balance sheets at December 31, 2006 and 2005.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Dec. 31, 2006	Year ended Dec. 31, 2005
Cash and cash equivalents	$ 768,220	$ 1,964,487
Total current assets	802,291	1,999,148
Total assets	8,792,304	10,304,149
Total current liabilities	48,335	85,062
Deficit accumulated during the development stage	(8,793,582)	(6,280,746)
Total stockholders equity	$ 8,743,969	$ 10,219,087

Cash and cash equivalents decreased in 2006 compared to 2005 because we relied on our cash to fund operations.  Until our revenue increases, our cash and assets will continue to decrease.

Our non-current assets decreased at December 31, 2006 compared to 2005 due to adjustments for depreciation and amortization.  These assets include property and equipment valued at $1,076,383, patents and proprietary technology of $1,550,716, goodwill of $5,356,414, and long-term deposits of $6,500.

Total current liabilities decreased at December 31, 2006, primarily as a result of decreases in accounts payable and accrued liabilities.

Factors Affecting Future Performance

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  We anticipate proceeds from our private placement completed in March 2005 will fund our operations for at least the next five months; however, we expect that revenue will not increase until mid 2007.  In addition, if we decide to expand our business activities outside the automotive market in the next twelve months, we anticipate needing more than approximately $1,000,000 in additional funding.

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

Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

ITEM 7.  FINANCIAL STATEMENTS

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets – December 31, 2006 and 2005

F-2

Consolidated Statements of Operations for the Years Ended December 31, 2006

  and 2005 and for the Cumulative Period from February 24, 2004

  (Date of Emergence from Bankruptcy) through December 31, 2006

F-3

Consolidated Statements of Stockholders’ Equity for the Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through

  December 31, 2004 and for the Years Ended December 31, 2005 and 2006

F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,

  2006 and 2005 and for the Cumulative Period from February 24, 2004

  (Date of Emergence from Bankruptcy) through December 31, 2006

F-5

Notes to Consolidated Financial Statements

F-6

HANSEN, BARNETT & MAXWELL, P.C.

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

AND

BUSINESS CONSULTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. and subsidiaries (a development stage company) (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has not earned any appreciable revenue has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2006 and 2005 and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Hansen, Barnett & Maxwell, P.C.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

March 7, 2007

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$ 768,220	$ 1,964,487
Accounts receivable	1,263	-
Deposits and prepaid expenses	32,808	34,661
Total Current Assets	802,291	1,999,148
Long-Term deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation
of $369,923 and $205,640	1,076,383	1,238,404
Patents and Proprietary Technology, net of accumulated
amortization of $417,634 and $264,667	1,550,716	1,703,683
Goodwill	5,356,414	5,356,414
Total Assets	$ 8,792,304	$ 10,304,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 23,348	$ 41,737
Accrued liabilities	24,987	43,325
Total Current Liabilities	48,335	85,062

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
23,292,887 shares and 22,992,887 shares issued and outstanding	23,292	22,992
Additional paid-in capital	14,324,756	13,777,276
Warrants and options outstanding	3,189,503	2,699,565
Deficit accumulated during the development stage	(8,793,582)	(6,280,746)
Total Stockholders' Equity	8,743,969	10,219,087
Total Liabilities and Stockholders' Equity	$ 8,792,304	$ 10,304,149

The accompanying notes are an integral part of these financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence
	For the Year		from Bankruptcy)
	Ended December 31,		through
	2006	2005	December 31, 2006

Design, Contract and Testing Revenue	$ 101,781	$ 12,595	$ 459,809

Operating Costs and Expenses
Amortization of patents and proprietary technology	152,967	151,965	417,634
Cost of revenue	7,954	7,692	102,251
Administrative and marketing expense	2,006,364	1,195,744	6,365,405
Research and development expense	491,554	479,415	970,969
Total Operating Costs and Expenses	2,658,839	1,834,816	7,856,259

Other Income and (Expenses)
Interest expense	-	(7,231)	(1,576,054)
Interest income	40,334	59,544	99,878
Sublease rent income	3,888	3,888	7,776
Gain (loss) on forgiveness of debt	-	(4,000)	71,268
Net Other Income (Expense)	44,222	52,201	(1,397,132)

Net Loss	$(2,512,836)	$ (1,770,020)	$ (8,793,582)

Basic and Diluted Loss Per Common Share	$ (0.11)	$ (0.08)

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,147,008	22,596,558

The accompanying notes are an integral part of these financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from February 24, 2004 (Date of Emergence from

Bankruptcy) through December 31, 2004 and for the Years Ended December 31, 2005 and 2006

					Deficit
					Accumulated
			Additional	Warrants and	During the	Total
	Common Stock		Paid-in	Options	Development	Stockholders'
	Shares	Amount	Capital	Outstanding	Stage	Equity
Balance-February 24, 2004 (Date of Emergence from Bankruptcy)	14,098,202	$ 14,098	$ 4,952,166	$ -	$ -	$ 4,966,264

Beneficial debt conversion option	-	-	1,500,000	-	-	1,500,000

Conversion of note payable, March 31 and May 19, 2004, $.50 per share	3,000,000	3,000	1,497,000	-	-	1,500,000

Issuance for consulting services, March 3 2004, $1.15 per share	100,000	100	114,580	-	-	114,680

Stock based compensation from 650,000 warrants issued
on March 3, 2004 for consulting services	-	-	-	731,328	-	731,328

Issuance for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC, A company
controlled by a stockholder, March 31, 2004, $ 1.21 per share	1,600,000	1,600	1,929,709	-	-	1,931,309

Issuance for compensation, November 24, 2004, $1.48 per share	1,200,000	1,200	1,774,800	-	-	1,776,000

Net loss	-	-	-	-	(4,510,726)	(4,510,726)
Balance-December 31, 2004	19,998,202	19,998	11,768,255	731,328	(4,510,726)	8,008,855

Issuance of common stock at $ .77 per share
and 2,836,335 warrants at $0.61 per warrant for cash
net of $347,294 cash offering costs and 140,000 common
shares and 140,000 warrants, January through March 2005	2,976,335	2,976	1,977,294	1,926,937	-	3,907,207

Issuance of 30,000 warrants at $1.38 per warrant for
services rendered, July 2005	-	-	-	41,300	-	41,300

Issuance of common stock at $ 1.73 per share, as
compensation to director of company for
services rendered, August 2005	18,350	18	31,727	-	-	31,745

Net loss	-	-	-	-	(1,770,020)	(1,770,020)
Balance - December 31, 2005	22,992,887	22,992	13,777,276	2,699,565	(6,280,746)	10,219,087

Employee compensation from stock options	-	-	-	827,718	-	827,718

Exercise of warrants, $0.70 per share, for cash, June 2006	300,000	300	547,480	(337,780)	-	210,000

Net loss	-	-	-	-	(2,512,836)	(2,512,836)
Balance - December 31, 2006	23,292,887	$ 23,292	$14,324,756	$ 3,189,503	$ (8,793,582)	$ 8,743,969

The accompanying notes are an integral part of these financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence
	For the Year		from Bankruptcy)
	Ended December 31,		through
	2006	2005	December 31, 2006
Cash Flows from Operating Activities:
Net loss	$ (2,512,836)	$ (1,770,020)	$(8,793,582)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	164,283	157,945	369,923
Amortization of patents and proprietary technology	152,967	151,965	417,634
Issuance of common stock and warrants for services	-	73,045	2,695,053
Expenses paid by increase in convertible note payable	-	-	60,000
Amortization of discount on note payable	-	-	1,556,666
Stock-based compensation expense for employees	827,718	-	827,718
Changes in operating assets and liabilities:
Accounts receivable	(1,263)	749	(1,263)
Accounts payable	(18,389)	(74,641)	(184,758)
Accrued liabilities	(18,338)	21,855	22,495
Deferred revenue	-	-	(343,750)
Prepaid expenses	1,853	(34,661)	(32,808)
Deposits	-	-	(6,500)
Net Cash Used in Operating Activities	(1,404,005)	(1,473,763)	(3,413,172)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	(2,262)	(85,210)	(197,574)
Payments for patents	-	(28,147)	(43,626)
Payment for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	(2,262)	(113,357)	(506,200)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	210,000	3,907,207	4,117,207
Principal payments on notes payable - related parties	-	(409,958)	(460,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	-	-	583,334
Net Cash Provided By Financing Activities	210,000	3,497,249	4,685,541
Net Change in Cash and Cash Equivalents	(1,196,267)	1,910,129	766,169
Cash and Cash Equivalents at Beginning of Period	1,964,487	54,358	2,051
Cash and Cash Equivalents at End of Period	$ 768,220	$ 1,964,487	$ 768,220
Supplemental Cash flow Information:
Cash paid for interest	$ -	$ 7,231	$ 16,888

The accompanying notes are an integral part of these financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Salt Lake City, Utah and is a development stage company. The Company’s development stage activities to date have included acquiring equipment and technology, obtaining financing and seeking manufacturing contracts. The Company’s planned operations, which have not yet commenced at a commercial level, are in designing, engineering and manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2006, the Company had not begun any commercial manufacturing.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its wholly owned subsidiaries, Sensitron, Inc., Flexpoint, Inc. and Flexpoint International, LLC.  During 2005, a minority interest holder in the subsidiaries relinquished his interest for no consideration. Prior to the minority interests being relinquished, the minority interests were carried at no value based on their historical cost. Intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.

Business Condition – The Company suffered losses of $2,512,836 and $1,770,020 and used cash in operating activities of $1,404,005 and $1,473,763 during the years ended December 31, 2006 and 2005, respectively.  At December 31, 2006, the Company had accumulated a deficit of $8,793,582. The Company is in the development stage, has not earned any appreciable revenue during the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company may not make significant progress towards obtaining manufacturing contracts for its sensor technology within the next six months and the Company may not realize significant revenues or become profitable within the next twelve months. Reaching profitable operations may require the Company to obtain additional financing. Through December 31, 2006, the Company met its short-term cash needs through proceeds from issued common stock and warrants in a $3,980,207private placement offering during 2005. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock. However, there can be no assurance that plans to obtain financing will be completed, or that such sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to the Company.

Property and Equipment – Property and equipment are stated at cost.  Additions and major improvements are capitalized while maintenance and repairs are charged to operations.  Upon trade-in, sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) Statement No. 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29. Beginning on January 1, 2006, the Company recognizes gains or losses upon the trade-in of property and

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equipment based upon the difference between the fair value and the depreciated cost of the assets on the dates exchanged for those transactions with commercial substance. Commercial substance is defined as a transaction in which the future cash flows of the Company are expected to change significantly as a result of the exchange. Through December 31, 2005 and before the adoption of SFAS Statement No. 153, no gain or loss was recognized upon the trade-in of property or equipment. As there were no trade-ins of property or equipment during the year ended December 31, 2006, there were no effects on the financial statements as a result of adoption of SFAS Statement No. 153.

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable.  When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  As a result of management’s assessment of the recoverability of long-lived assets, including property and equipment, patents and proprietary technology, and goodwill, no impairment loss was identified or recognized through December 31, 2006.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.

Research and Development – Research and development costs are recognized as expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually or when a triggering event occurs using a fair value approach. A fair-value-based test is applied at the overall company level. The test compares the fair value of the company to the carrying value of its net assets. This test requires various judgments and estimates. The fair value the Company is determined using the market value of the Company’s common stock. The fair value of the Company is allocated to the Company’s assets and liabilities based upon their fair values with the excess fair value allocated to goodwill. An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value.

Revenue Recognition – Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided or goods delivered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue from the sale of products is recorded at the time of shipment to the customers.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contracts are met and then recognized as licensing royalty revenue over the remaining term of the contracts.

Stock-Based Compensation – In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No.123R”).  SFAS No. 123R supersedes APB 25 and requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.  Under APB 25, no compensation was recorded in earnings for the Company’s stock-based options

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

granted under the 2005 Stock Incentive Plan (the “Plan”).  Under SFAS No. 123R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period.  On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, for its share-based compensations plans and began recognizing the unvested portion of employee compensation from stock options and awards equal to the unamortized grant-date fair value over the remaining vesting period.  Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.

Prior to January 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and made pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation.”  During 2005, the Company granted stock options to purchase 1,159,000 common shares with an exercise price of $1.91 per share, under the newly-adopted 2005 Stock Plan.  Because the options granted had no intrinsic value, no compensation expense was recognized for the grants.  Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts below for the year ended December 31, 2005:

For the Year
Ended
December 31, 2005
Net loss, as reported	$ (1,770,020)
Add back: total stock-based compensation	-
Deduct: total stock-based employee
compensation determined under fair
value based method for all awards	(774,419)
Proforma net loss	$ (2,544,439)
Basic and diluted loss per common share
As reported	$ (0.08)
Proforma	$ (0.11)

For the year ended December 31, 2006, the Company recognized expense for stock-based compensation under SFAS No. 123 of $827,718.

Basic and Diluted Loss Per Share – Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and common equivalents outstanding during the period.  At December 31, 2006 and 2005, there were warrants outstanding to purchase 3,346,335 shares of common stock. These warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Reclassification – Certain 2005 balances have been reclassified to conform to the 2006 financial statement presentation.  These reclassifications had no effect on net loss.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $164,283 and $157,945 for the years ended December 31, 2006 and 2005, respectively.  Property and equipment consists of the following:

December 31,	2006	2005
Machinery and equipment	$1,250,406	$1,250,406
Office equipment	141,659	139,397
Furniture and fixtures	42,712	42,712
Software	11,529	11,529
Total Property and Equipment	1,446,306	1,444,044
Less: Accumulated depreciation	(369,923)	(205,640)
Net Property and Equipment	$1,076,383	$1,238,404

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2006 and 2005 were as follows:

	Gross Carrying	Accumulated	Net Carrying
December 31, 2006	Amount	Amortization	Amount
Patents	$ 322,773	$ (65,334)	$ 257,439
Proprietary technology	1,645,577	(352,300)	1,293,277
Total Amortizing Intangible Assets	$ 1,968,350	$ (417,634)	$ 1,550,716

	Gross Carrying	Accumulated	Net Carrying
December 31, 2005	Amount	Amortization	Amount
Patents	$ 322,773	$ (40,476)	$ 282,297
Proprietary technology	1,645,577	(224,191)	1,421,386
Total Amortizing Intangible Assets	$ 1,968,350	$ (264,667)	$ 1,703,683

Patent amortization was $24,858 and $23,856 for the year ended December 31, 2006 and for year ended December 31, 2005, and amortization related to proprietary technology was $128,109 and $128,109 for the same periods respectively.  Patent and proprietary technology amortization is charged to operations.

Estimated aggregate amortization expense for each of the next five years is $151,991 each year.

Goodwill – Intangible assets not subject to amortization as of December 31, 2006 and 2005 consisted of goodwill with a net carrying value of $5,356,414.

During 2004, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the value of the Company’s goodwill and patents at the date of emergence from bankruptcy and the fair value of the proprietary technology at its purchase date.  The appraisal was completed during 2005.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE – RELATED PARTIES

The Company had unsecured notes payable to shareholders with interest stated at 12% and repayment terms that required payment of the principal and interest by December 31, 2004.  Under amended terms, payment of the entire principal and interest was due to the shareholders by the extended due date of March 31, 2005.  Principal balance of the note was $16,000 upon emergence from bankruptcy; The Company borrowed an additional $445,300 and repaid $50,342 on the notes leaving an aggregate remaining balance of $ 410,958 as of December 31, 2004.  During the year ended December 31, 2005, the company repaid the balance of $410,958 plus interest of $7,231.  As of December 31, 2006 and 2005, there were no outstanding balances on any notes to related parties.

NOTE 4 – INCOME TAXES

There was no provision for, or benefit from, income tax during the period.  The components of the net deferred tax asset as of December 31, 2006 and for the year ended December 31, 2005, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2006	2005
Operating loss carry forwards	$ 10,726,118	$ 9,981,842
Goodwill	1,997,942	1,997,942
Property and equipment	401,491	461,925
Patents and proprietary technology	635,474	692,157
Total Deferred Tax Assets	$ 13,761,025	$ 13,133,866
Valuation allowance	(13,761,025)	(13,133,866)
Net Deferred Tax Asset	$ -	$ -

As a result of the confirmation of the bankruptcy plan, $7,813,915 in debt was discharged. For tax reporting purposes, net operating loss carry forwards were reduced to $24,750,611 at December 31, 2004. Net operating loss carryforwards at December 31, 2006 and 2005 were $28,756,317 and $26,760,970, respectively.  Although net operating losses begin to expire in the year 2012, those carry forwards will be limited or unavailable, under the tax laws, due to a change of greater than 50% in ownership of the Company upon emergence from bankruptcy.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the year ended December 31, 2006 and for the year ended December 31, 2005:

For the Periods Ended December 31,	2006	2005
Tax at statutory rate (34%)	$ (854,364)	$ (601,807)
Non-deductible expenses	310,129	(1,199)
Change in valuation allowance	627,159	661,417
State tax benefit, net of federal tax effect	(82,924)	(54,411)
Provision for Income Taxes	$ -	$ -

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMON STOCK

Private Placement of Common Stock and Warrants – From January 25, 2005 through March 31, 2005, the Company issued 2,836,335 shares of common stock and warrants to purchase 2,836,335 shares of common stock at $3.00 per share from October 1, 2005 through September 30, 2007 in a private placement offering. The Company realized proceeds of $3,907,207, net of $347,294 of cash offering costs. As part of this private placement, the Company also issued the placement agent 140,000 shares of common stock and 140,000 warrants exercisable at $3.00 per share for the agent’s services in connection with the offering. The fair value of the warrants issued was $4,047,816 as estimated by the Company using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.58%; volatility of 200%; estimated life of two years; and dividend yield of 0%. The net proceeds were allocated to the shares of common stock and the warrants based upon their relative fair values and resulted in allocating $1,980,271 to the shares of common stock and $1,926,937 to the warrants.

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

SB-2 Registration – On August 4, 2005, the Company registered 8,932,670 shares of common stock, including 3,656,335 warrants to purchase common stock at some future date.  The Company registered 5,952,670 shares related to the private placement in March 2005, 30,000 warrants to purchase common stock held by Investors Stock Daily, Inc., 650,00 warrants to purchase common stock held by Summit Resource  Group, and an additional 2,300,000 shares held by certain investors.  The Company filed a post effective amendment extending this registration on October 10, 2006.

Compensation to Board Members – On August 25, 2005, the Company issued 18,350 shares of common stock to a director for services.  The shares were valued at $31,745 or $1.73 per share, the quoted market value of the stock on the day of this transaction.

Exercise of Warrants – On June 27, 2006, the Company issued 300,000 shares of common stock upon the exercise of warrants at $0.70 per share by Summit Resource Group. The Company received $210,000 from the exercise of the warrants.

The following table summarizes the activity of warrants outstanding for the years ended December 31, 2006 and 2005:

Warrants	Shares
Outstanding at January 1, 2005	650,000
Granted	2,996,335
Outstanding at December 31, 2005	3,646,335
Exercised	(300,000)
Outstanding at December 31, 2006	3,346,335

NOTE 6 – STOCK OPTION PLANS

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During September 2006, the Company changed accounting estimates related to potential forfeitures of options under the Plan from 0% to 7% in order to more closely reflect actual forfeitures to date.  The average forfeiture rate used in this estimation is an overall average of seven percent

During the year ended December 31, 2006, the Company recognized $827,718 of stock-based compensation expense. The transitional effects of adoption of SFAS 123R was an increase in net loss and basic and diluted loss per share for the year ended December 31, 2006 of $827,718 and $0.04 per share, respectively.  There were no effects on cash flows from operating activities or financing activities from the adoption.  There were 1,150,000 employee stock options outstanding at December 31, 2006.  A summary of all employee options outstanding and exercisable under the plan as of December 31, 2006, and changes during the year then ended is set forth below:

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Life (Years)	Value
Outstanding at beginning of period	1,159,000	$ 1.91
Granted	75,000	2.07
Expired	(28,000)	1.91
Forfeited	(56,000)	1.91
Outstanding at end of period	1,150,000	$ 1.92	8.69	$ -
Exercisable at end of period	551,000	$ 1.91	8.65	$ -

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2005, and changes during the year then ended is set forth below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Life (Years)	Value
Outstanding at beginning of period	-	$ -
Granted	1,159,000	1.91
Outstanding at end of period	1,159,000	$ 1.91	9.65	$ -
Exercisable at end of period	214,000	$ 1.91	9.65	$ -

As of December 31, 2006, there was approximately $392,535 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 1.2 years.

NOTE 7 – LEASE COMMITMENT

Effective March 31, 2004, the Company agreed to sub-lease offices and a manufacturing facility in which the Company’s acquired equipment is located, with monthly lease payments of $5,500 plus common area maintenance fees.  The lease expired in September 2004.  During July 2004, the Company entered into a new five-year lease agreement with average monthly payments including prescribed common area fees of $8,718, with a 2% annual increase in lease payments.  Rent expense over the term of the lease is recognized on a straight-line basis over the term of the lease.  Rent expense of $104,616 and $101,821 was charged to operations for the year ended December 31, 2006, and for the year ended December 31, 2005, respectively.  Total future annual minimum rent payments as of December 31, 2006 are as follows:

Year Ending December 31:
2007	$ 104,998
2008	106,619
2009	80,894
$ 292,511

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONSULTING AGREEMENTS

On March 3, 2004, the Company entered into a twelve-month consulting agreement with Summit Resource Group (“Summit”) whereby Summit agreed to provide consulting services for the Company related to investor relations, including dealing with direct investor relations, broker/dealer relations and with the investing public.  A 45-day written notice from either party is required to terminate the agreement.  In consideration for the consulting services, the Company issued Summit 100,000 common shares and warrants to purchase an additional 650,000 common shares.  The warrants are exercisable for five years from the date awarded at the following exercise prices: warrants to purchase 300,000 shares are exercisable at $0.70 per share and warrants to purchase 350,000 shares are exercisable at $0.80 per share.  In August 2005, the Company fulfilled its obligation for registration rights with respect to the 650,000 common shares and underlying warrants by including the respective common shares and warrants in the Company’s SB-2 registration (See Note 8).

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

On July 20, 2005, the Company issued warrants to purchase 30,000 common shares at $2.00 per share to an investor relations firm for services. The warrants issued were valued at $41,300, or $1.38 per warrant. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.40%; volatility of 200%; estimated life of two years; and dividend yield of 0%. These warrants were issued with a callable feature in which the Company has the right to call the warrants at $2.00 per share if at any time after six months from the date of issue; the closing price of the common stock is greater than $5.00 per share for five consecutive trading days.  In July 2005, the Company fulfilled its obligation for registration rights with respect to the 30,000 common shares and underlying warrants by including the respective common shares and warrants in the Company’s SB-2 registration.

NOTE 9 – RELATED PARTY MANUFACTURING CONTRACT

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

NOTE 10 – LEGAL PROCEEDINGS

On January 20, 2006, Sensitron, Inc., the Company’s wholly owned subsidiary, filed a complaint in the United States District Court for the District of Utah, Central Division, against Michael W. Wallace, d/b/a Pure Imagination, seeking patent rights for a patent and patent application that Mr. Wallace filed with the United States Trademark and Patent Office.  Mr. Wallace assisted Sensitron with the development of

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain software to be used in combination with our Bend Sensor® technology related to the SEAT MAT™ system.  Mr. Wallace failed to deliver the source code to Sensitron and failed to list our employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  Sensitron is seeking a copy of the source code and ownership of the patent or correction of the patent and patent application to add the appropriate co-inventors.  Sensitron is also seeking unspecified damages along with its costs and attorneys’ fees.  As of December 31, 2006, this action was still pending in the United States District Court.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with our independent accountant during the last two fiscal years.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and the Chairman of the Board, who acts in the capacity of our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective.

Also, these executive officers determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are listed below, with their respective ages, positions and biographical information.  Our bylaws provide that the directors shall be divided into three classes.  A class of directors shall be elected for a one-year term, a class of directors for a two-year term and a class of directors for a three-year term.  In November 2005 our stockholders elected our current board of directors.  At each succeeding annual meeting of stockholders, successors to the class of directors whose term expires at that meeting shall be elected for a three-year term.  Our executive officers are chosen by our board of directors and serve at its discretion.  There are no family relationships between or among any of our directors and executive officers.

Name	Age	Position Held	Director Term of Office
Clark M. Mower	60	President, CEO and Director	Until next annual meeting
John A. Sindt	62	Chairman of the Board and Principal Finance and Accounting Officer	Two year term until Nov. 2007
Ruland J. Gill, Jr.	61	Director	Three year term until Nov. 2008
B. Fred Atkinson, Jr.	58	Secretary/Treasurer and Comptroller

Clark M. Mower –  Mr. Mower was appointed our President and CEO in January 2005.  He was appointed as Director, President and CEO of Sensitron in February 2005.  In November 2005 he was elected to serve a one year term as director.  He formerly served as Senior Vice President - Mergers and Acquisitions - Merchant Energy Group for El Paso Energy Corporation (NYSE: EP).  From August 2002 through 2004 he was the managing member of Polaris Energy, LLC, a non-affiliated consulting company to energy related mergers and acquisition.  From August

2002 to July 2004 he was a management committee member for Saguaro Power Company, a non-affiliated company operating a 100 megawatts power plant in Henderson, Nevada.   Prior to that he served as President and Chief Executive Officer of Bonneville Pacific Corporation (a public company) for eight years until El Paso Corporation acquired Bonneville Pacific Corporation in October 1999.  He is a director on the board of GeNOsys, Inc., a public reporting company.

John A. Sindt – Mr. Sindt has served as a director of the company since 1999 and served as President and Chief Executive and Financial Officer from 2001 to 2004.  He served as Secretary/Treasurer from January 2005 through July 2005.  In November 2005 he was elected to serve a two year term as director.   Mr. Sindt is also the Chairman of the Board of Sensitron, our subsidiary.  He has been employed since 1965 as a Salt Lake County, Utah Constable and he currently heads that department.  He has also served as President, Corporate Secretary and Director for the National Constables Association.  He has owned and operated a successful chain of retail jewelry stores in Utah.

Ruland J. Gill, Jr. –   Mr. Gill is Vice President of Government Affairs and Senior Attorney for Questar Corporation (NYSE: STR), where he has worked since 1973.  He was appointed as a Director of Sensitron in February 2005.  In November 2005 he was elected to serve a three year term as director.  In addition to his professional career, Mr. Gill has held several important positions including President of the Utah Petroleum Association, and Trustee of the Rocky Mountain Mineral Law Foundation.

B. Fred Atkinson, Jr. – Mr. Atkinson joined the company in June of 2005 as Comptroller and was appointed Secretary/Treasurer of the company on July 12, 2005.  He has extensive experience in financial, accounting and operational management for general corporate, retail and ISO 9000 and FDA manufacturing entities.  From 2004 through 2005, he was employed as Corporate Controller for Wasatch Product Development.  From 2001 to 2003 he was Controller and Finance Manager for RP Sherrer West, Inc.  And from 1998 to 2001 he was Controller and Chief Financial Officer for Sorensen Medical, Inc.  He received a Masters of Business Administration in Finance from Concordia University.

AUDIT COMMITTEE

Our audit committee consists of Messrs. Atkinson and Gill, with Mr. Gill serving as Chairman.  Our audit committee  has a charter and management believes Mr. Atkinson qualifies as an audit committee financial expert because of his extensive experience in finance.   Based upon the definition of independent director under NASD Rule 4200(a)(15), Mr. Gill is independent of management.  However, Mr. Atkinson is not independent of management.

CODE OF ETHICS

We adopted a Business Ethics and Code of Conduct in November 2000.  Upon written request we will provide a copy of the Business Ethics and Code of Conduct to any person without charge.  Address your request to:

Shareholder Communications

Flexpoint Sensor Systems, Inc.

106 West Business Park Drive

Draper, Utah 84020

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2006, we believe Mr. Gill filed late one Form 4 related to two transactions

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION

The following table shows the compensation paid to our principal executive officer and our two most highly compensated executive officers for the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Total
Clark M. Mower President, CEO and Director	2006	$ 146,214	$ 146,214
John A. Sindt Chairman, Principal Finance and Accounting Officer	2006	117,832	117,832
B. Fred Atkinson, Jr. Secretary/Treasurer	2006	$ 82,170	$ 82,170

We have not entered into employment contracts with our executive officers and their compensation is determined at the discretion of our board of directors.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to the above named executive officers for the fiscal year ended December 31, 2006.   We have not made any stock awards to our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Clark M. Mower	200,000	100,000 (1)	0	$1.91	12/31/2015
John A. Sindt	120,000	60,000 (2)	0	1.91	12/31/2015
B. Fred Atkinson, Jr.	30,000	70,000 (3)	0	1.91	1/6/2015

(1)

options for 100,000 shares vest on December 31, 2007.

(2)

options for 60,000 shares vest December 31, 2007.

(3)

options for 35,000 shares vest June 1, 2007 and options for 35,000 shares vest June 1, 2008.

RETIREMENT OR CHANGE OF CONTROL ARRANGEMENTS

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

DIRECTOR COMPENSATION

We have not paid any compensation to our directors during the fiscal year ended December 31, 2006.  We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2006.  This chart also includes individual compensation arrangements described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,150,000	$ 1.92	1,350,000
Equity compensation plans not approved by security holders	380,000	$ 0.90	0
Total	1,530,000	$ 1.67	1,350,000

2005 Stock Incentive Plan

On August 25, 2005, our Board adopted the Flexpoint Sensor Systems, Inc. 2005 Stock Incentive Plan (the “Plan”).  The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of our business.

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

Consulting Agreement

On March 3, 2004, Flexpoint Sensor entered into a consulting agreement with Summit Resource Group.   Summit Resource Group agreed to provide consulting services related to investor relations, including dealing with direct investor relations and broker/dealer relations and the investing public.  The term of the agreement was for a twelve month period.  We paid Summit Resource Group 100,000 restricted common shares, valued at $114,680, and granted warrants to purchase 650,000 common shares, valued at $731,328.  Warrants to purchase 150,000 shares at $0.70 vested at the execution of the agreement, warrants to purchase 150,000 shares at $0.70 per share vested on May 1, 2004, and warrants to purchase 350,000 shares at $0.80 per share vested on September 1, 2004.  The warrants expire five years after the vesting date and have demand registrations rights.  We registered the underlying common shares of the warrants in August 2005.  On June 27, 2006 warrants to purchase 300,000 shares were exercised by Summit Resource Group.

Investors Stock Daily, Inc.

On July 21, 2005, we granted warrants to purchase 30,000 shares of common stock to Investors Stock Daily, Inc. in consideration for investor relations services.  The warrants had a fair value of $1.38 per warrant and had an exercise price of $2.00 with a call feature.  The warrants expire July 20, 2007.  The exercise price and number of shares for these warrants are subject to change of control and price-based anti-dilution protection.  The call feature requires that if the closing price of our common stock is greater than $5.00 per share for five consecutive trading days, then we have the right to call the warrants, forcing the investor to exercise the warrant.  We granted registration rights for these warrants and registered the 30,000 shares underlying the warrants in August 2005.

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 23,292,887 shares of common stock outstanding as of February 22, 2007, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, Utah 84106	5,742,858 (1)	24.7

(1) Includes 600,000 shares held by an officer of First Equity Holdings Corp.

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Clark M. Mower 106 West Business Park Drive Draper, Utah 84020	905,000 (1)	3.8
John A. Sindt 106 West Business Park Drive Draper, Utah 84020	1,551,326 (2)	6.6
Ruland J. Gill, Jr. 106 West Business Park Drive Draper, Utah 84020	235,017 (3)	1.0
B. Fred Atkinson, Jr. 106 West Business Park Drive Draper, Utah 84020	30,000 (4)	Less than 1%
Directors and officers as a group	2,721,343	11.7

(1)

Represents 555,000 shares, warrants to purchase 150,000 shares and vested options to purchase 200,000 shares.

(2)

Represents 1,233,338 held by Mr. Sindt, 120,000 vested options and he has investment power with respect to 197,988 shares.

(3)

Represents 18,350 shares, 163,120 shares held in a family trust and warrants to purchase 216,667 shares.

(4)

Represents vested options to purchase 30,000 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PARTIES

The following information summarizes transactions we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

During the period from February 24, 2004 through December 31, 2004, we have relied on loans from First Equity Holdings Corp., a more than 10% shareholder, to fund our operations.  At December 31, 2004 the balance due under the note was $410,958.  During the year ended December 31, 2005 we repaid the balance of $410,958, plus interest of $7,231.

DIRECTOR INDEPENDENCE

We believe Ruland J. Gill, Jr. is an independent director as defined under NASD Rule 4200(a)(15).

ITEM 13.  EXHIBITS

No.

Description

2.1

Order Confirming Plan, dated February 24, 2004 (Incorporated by reference to exhibit 2.1 for Form 8-K filed March 5, 2004)

2.2

Debtor’s Plan of Reorganization, dated January 14, 2004 (Incorporated by reference to exhibit 2.2 for Form 8-K filed March 5, 2004)

3.1

Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)

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

10.1

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

	2006	2005
Audit fees	$ 51,933	$ 100,789
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

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

Date: March 12, 2007

By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2007

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: March 12, 2007

 /s/ John A. Sindt

John A. Sindt

Chairman of the Board, and

Principal Finance and Accounting Officer

Date: March 12, 2007

/s/  B. Fred Atkinson, Jr.

B. Fred Atkinson, Jr.

Secretary/Treasurer and Comptroller