Form 10QSB
period 2007-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2007-05-10
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For quarterly period ended March 31, 2007

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

Yes  [   ]  No [X]

As of April 26, 2007 Flexpoint Sensor Systems, Inc. had a total of 23,292,887 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis or Plan of Operation

12

Item 3.   Controls and Procedures

          18

PART II: OTHER INFORMATION

Item 6.  Exhibits

18

Signatures

20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2007 and December 31, 2006, the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through March 31, 2007, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through March 31, 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of results to be expected for any subsequent period.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Index to Financial Statements

Page

Condensed Consolidated Balance Sheets (Unaudited) – March 31, 2007 and December 31, 2006

4

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31,

  2007 and 2006 and for the Cumulative Period from February 24, 2004 (Date of Emergence from

  Bankruptcy) through March 31, 2007

5

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for the Three Months Ended

  March 31, 2007

6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31,

  2007 and 2006 and for the Cumulative period from February 24, 2004 (Date of Emergence from

  Bankruptcy) through March 31, 2007

7

Notes to Condensed Consolidated Financial Statements (Unaudited)

8

.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$ 477,445	$ 768,220
Accounts receivable	3,787	1,263
Deposits and prepaid expenses	25,663	32,808
Total Current Assets	506,895	802,291
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation
of $411,021 and $369,923	1,035,286	1,076,383
Patents and Proprietary Technology, net of accumulated
amortization of $455,876 and $417,634	1,512,474	1,550,716
Goodwill	5,356,414	5,356,414
Total Assets	$ 8,417,569	$ 8,792,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 22,968	$ 23,348
Accrued liabilities	85,371	24,987
Total Current Liabilities	108,339	48,335
Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
23,292,887 shares and 23,292,887 shares issued and outstanding	23,292	23,292
Additional paid-in capital	14,324,756	14,324,756
Warrants and options outstanding	3,365,684	3,189,503
Deficit accumulated during the development stage	(9,404,502)	(8,793,582)
Total Stockholders' Equity	8,309,230	8,743,969
Total Liabilities and Stockholders' Equity	$ 8,417,569	$ 8,792,304

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence)
	For the Three Months Ended		from Bankruptcy)
	March 31,		through
	2007	2006	March 31, 2007

Design, Contract and Testing Revenue	$ 10,374	$ 742	$ 470,183

Operating Costs and Expenses
Amortization of patents and proprietary technology	(38,242)	(38,242)	(455,876)
Cost of revenue	(3,412)	(433)	(105,663)
Administrative and marketing expense	(471,402)	(423,410)	(6,836,807)
Research and development expense	(112,766)	(106,981)	(1,083,735)
Total Operating Costs and Expenses	(625,822)	(569,066)	(8,482,081)

Other Income and Expenses
Interest expense	-	-	(1,576,054)
Interest income	3,556	11,256	103,434
Sublease rent income	972	972	8,748
Gain on forgiveness of debt	-	-	71,268
Net Other Income (Expense)	4,528	12,228	(1,392,604)

Net Loss	$ (610,920)	$ (556,096)	$ (9,404,502)

Basic and Diluted Loss Per Share	$ (0.03)	$ (0.02)

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,292,887	22,992,887

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

					Deficit
					Accumulated
			Additional	Warrants and	During the	Total
	Common Stock		Paid-in	Options	Development	Stockholders'
	Shares	Amount	Capital	Outstanding	Stage	Equity

Balance - December 31, 2006	23,292,887	$ 23,292	$ 14,324,756	$ 3,189,503	$ (8,793,582)	$ 8,743,969

Employee compensation from
stock options	-	-	-	176,181	-	176,181

Net loss	-	-	-	-	(610,920)	(610,920)
Balance - March 31, 2007	23,292,887	$ 23,292	$ 14,324,756	$ 3,365,684	$ (9,404,502)	$ 8,309,230

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence
	For the Three Months Ended		from Bankruptcy)
	March 31,		through
	2007	2006	March 31, 2007
Cash Flows from Operating Activities:
Net loss	$ (610,920)	$ (556,096)	$ (9,404,502)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	41,097	40,992	411,020
Amortization of patents and proprietary technology	38,242	38,242	455,876
Issuance of common stock and warrants for services	-	-	2,695,053
Expenses paid by increase in convertible note payable	-	-	60,000
Amortization of discount on note payable	-	-	1,556,666
Stock-based compensation to employees	176,181	53,253	1,003,899
Changes in operating assets and liabilities:
Accounts receivable	(2,524)	-	(3,787)
Accounts payable	(380)	4,792	(185,138)
Accrued liabilities	60,384	11,514	82,879
Deferred revenue	-	-	(343,750)
Prepaid expenses	7,145	9,605	(25,663)
Deposits	-	-	(6,500)
Net Cash Used in Operating Activities	(290,775)	(397,698)	(3,703,947)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	(2,262)	(197,574)
Payments for patents	-	-	(43,626)
Payment for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	-	(2,262)	(506,200)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	-	4,117,207
Principal payments on notes payable - related parties	-	-	(460,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	-	-	583,334
Net Cash Provided By Financing Activities	-	-	4,685,541
Net Change in Cash and Cash Equivalents	(290,775)	(399,960)	475,394
Cash and Cash Equivalents at Beginning of Period	768,220	1,964,487	2,051
Cash and Cash Equivalents at End of Period	$ 477,445	$ 1,564,527	$ 477,445
Supplemental Cash flow Information:
Cash paid for interest	$ -	$ -	$ 16,888

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the “Company”).  These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2006, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 14, 2007. In particular, The Company’s significant accounting principles were presented as Note 1 to the consolidated financial statements in that report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

Nature of Operations – The Company is located in Salt Lake City, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. The Company is in the development stage as planned operations have not commenced. Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking manufacturing contracts. At March 31, 2007, the Company had not entered into any manufacturing agreements except as discussed in Note 4.  Even though the Company is making strides forward with its business plan, it is likely that significant progress may not occur within the next four to six months.  Accordingly, the Company may not realize significant revenues or become profitable within the next twelve months, which would require additional financing to fund its long-term cash needs.  The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

Property and Equipment – Property and equipment are stated at cost.  Additions and major improvements are capitalized while maintenance and repairs are charged to operations.  Upon trade-in, sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable.  When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  As a result of management’s assessment of the recoverability of long-lived assets, including property and equipment, patents and proprietary technology, and goodwill, at March 31, 2007, no impairment loss was identified or recognized through that date.

Research and Development – Research and development costs are recognized as expense during the period incurred until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

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

Stock-Based Compensation – The Company records stock-based compensation according to the provisions of FASB Statement No. 123 (Revised 2004), “Share-Based Payment.” As such, the Company recognizes expense for employee compensation from stock options and awards equal to the grant-date fair value over the vesting period.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.  At March 31, 2007, there were outstanding options and warrants to purchase 4,878,335 shares of common stock.  At March 31, 2006, there were outstanding options and warrants to purchase 4,306,335 shares of common stock.  These options and warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

NOTE 2 – STOCK OPTION PLANS

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

On February 8, 2007, the Company granted employee options to purchase an aggregate 382,000 shares of common stock at an exercise price of $1.18 per share. The options vest on the anniversary of the grant date and expire in August 2015.  The Company used the following assumptions in estimating the fair value of the options granted on February 8, 2007: market value at time of issuance - $1.45 per share; expected holding period – 6 years; risk-free interest rate – 4.86%; dividend yield – 0%; and expected volatility – 200%. Using these assumptions, the options granted have a weighted-average fair value of $1.43 per share.

During the three month period ended March 31, 2007 and 2006, the Company recognized $176,181 and $53,253 of stock-based compensation expense. There were 1,532,000 employee stock options outstanding at March 31, 2007.  A summary of all employee options outstanding and exercisable under the plan as of March 31, 2007, and changes during the three months then ended are set forth below:

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Life (Years)	Value
Outstanding at beginning of period	1,150,000	$ 1.92
Granted	382,000	1.18
Expired	-	-
Forfeited	-	-
Outstanding at end of period	1,532,000	$ 1.74	8.44	$ 72,580
Exercisable at end of period	636,000	$ 1.92	8.43	$ -

As of March 31, 2007, there was approximately $709,327 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 1.0 years.

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

NOTE 5 – LEGAL PROCEEDINGS

On January 20, 2006, Sensitron, Inc., the Company’s wholly owned subsidiary, filed a complaint in the United States District Court for the District of Utah, Central Division, against Michael W. Wallace, d/b/a Pure Imagination, seeking patent rights for a patent and patent application that Mr. Wallace filed with the United States Trademark and Patent Office.  Mr. Wallace assisted Sensitron with the development of certain software to be used in combination with our Bend Sensor® technology related to the SEAT MAT™ system.  Mr. Wallace failed to deliver the source code to Sensitron and failed to list our employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  Sensitron is seeking a copy of the source code and ownership of the patent or correction of the patent and patent application to add the appropriate co-inventors. Sensitron is also seeking unspecified damages along with its costs and attorneys’ fees.  As of March 31, 2007, this action is pending in the United States District Court.

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

Finalizing a major contract with a customer remains our greatest challenge.  We must continue to obtain funding to operate and expand our operations so that we can deliver our products to the market.  Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next four to six months.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable during 2007.

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

Management believes that our current cash burn rate is approximately $140,000 per month and that the remaining proceeds from the private placement will fund our operations for at least the next three months.  We will require additional financing to fund our long-term cash needs.  We may rely on debt financing, loans from related parties and private placements of common stock for additional funding.  However, we cannot assure you that we will be able to obtain financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.

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

In addition to the warrants issued in the private placement, as of March 31, 2007 we have outstanding warrants to purchase an aggregate of 380,000 shares and we may receive an additional $340,000 if those warrants are exercised.  On June 27, 2006 warrants to purchase 300,000 shares were exercised and we received $210,000 in proceeds from that transaction.  Again, the warrant holders have total discretion as to if the warrants are exercised.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at March 31, 2007 consist of our operating lease and total current liabilities of $108,339.  The operating lease has average monthly payments of $8,718, including common area maintenance and a 2% annual increase.  The total future minimum payments under this lease as of March 31, 2007 were $266,357.

Our total current liabilities include accounts payable of $22,968 related to normal operating expenses, including health insurance, utilities, production supplies and travel expense, expenses for professional fees regarding audit fees and legal fees related to the defense of patent rights.  Accrued liabilities at March 31, 2007, were $85,371 and were related to payroll, payroll tax liabilities, accrued audit and tax expenses, accrued lease expense and accrued paid time off, a combination vacation-sick leave policy.

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

We annually test goodwill for impairment or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors.  We performed a goodwill impairment test and at March 31, 2007; no impairment was identified or recognized.

We account for stock options under Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006.  Statement 123(R) requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the three month period ended March  31, 2007 (the “2007 three- month period”) we recognized $176,181 of stock-based compensation expense for our stock options and there was approximately $709,327 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 1 year.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor and its subsidiary, Sensitron, and should be read in conjunction with our unaudited financial statements for the three month periods ended March 31, 2007 and 2006.  These financial statements are included in this report at Part I, Item 1, above.

	Three month period ended March 31, 2007 March 31, 2006
Design, contract and testing revenue	$ 10,734	$ 742
Total operating costs and expenses	(625,822)	(569,066)
Net other income (expense)	4,528	12,228
Net loss	(610,920)	(556,096)
Basic and diluted loss per common share	$ (0.03)	$ (0.02)

Our revenue for the 2007 and 2006 interim periods was from design, contract and testing services.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer.

The increase in revenue for the three month period ended March 31, 2007 (the “2007 first quarter”) compared to the three month period ended March 31, 2006 (the “2006 first quarter”) was the result of increases in revenue from design engineering work.  Management does not anticipate that revenues will increase until we finalize a major contract.

Total operating costs and expenses increased for the 2007 three month period when compared to the 2006 three month period.  The increase is the result of higher administrative and marketing expense resulting from $122,928 in additional stock-based compensation to employees.  General and administrative expenses for the 2007 first quarter were $471,402, an increase of $47,992 over the $423,410 for the 2006 first quarter.  It is expected that general and administrative expenses will continue to increase due to additional travel and legal expenses related to the pursuit of technology and license agreements.  Research and development expenses remained relatively flat, increasing only $5,785.

Total other income for the 2007 and 2006 periods was primarily the result of interest income from the proceeds of the private placement offering, which were deposited in a savings account.

Due to minimal revenues and increased operating costs and expenses, we recorded a net loss and loss per share for both the 2007 and 2006 periods.  Management expects losses to continue in the short term.

The chart below presents a summary of our consolidated balance sheets at March 31, 2007, and December 31, 2006.

SUMMARY OF BALANCE SHEET INFORMATION
	Three month period ended March 31, 2007	Year ended December 31, 2006
Cash and cash equivalents	$ 477,445	$ 768,220
Total current assets	506,895	802,291
Total assets	8,417,569	8,792,304
Total current liabilities	108,339	48,335
Deficit accumulated during the development stage	(9,404,502)	(8,793,582)
Total stockholders’ equity	$ 8,309,230	$ 8,743,969

Cash and cash equivalents decreased $290,775 at March 31, 2007 compared to December 31, 2006 because we had minimal revenue in the 2007 three month period to provide cash.  The entire decrease in cash resulted from funds used for operating activities.  Until our revenue increases, our cash will continue to decrease.

Our non-current assets decreased at March 31, 2007 due to adjustments for depreciation and amortization.  These assets include property and equipment valued at $1,035,286 net of depreciation, patents and proprietary technology of $1,512,474 net of amortization, goodwill of $5,356,414, and long-term deposits of $6,500.

Total current liabilities increased at March 31, 2007, primarily as a result of increases in accrued liabilities.

Factors Affecting Future Performance

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the 2007 three month period we had negative cash flows from operating activities of $290,775.  We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding.

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

•

improve existing, and implement new, financial controls and systems, management information systems, operating, administrative, financial and accounting systems and controls,

•

maintain close coordination between engineering,  programming, accounting, finance, marketing, sales and operations, and

•

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

Also, these executive officers determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.

Description

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

10.4

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

Date: May 10, 2006

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ John A. Sindt

John A. Sindt

Chairman of the Board

Principal Financial and Accounting Officer