Form 10QSB
period 2007-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2007-08-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For quarterly period ended June 30, 2007

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

Yes  [   ]  No [X]

As of August 1, 2007, Flexpoint Sensor Systems, Inc. had a total of 24,292,887 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

  3

Index to Financial Statements

  3

Item 2. Management’s Discussion and Analysis or Plan of Operation

12

Item 3. Controls and Procedures

18

PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 6.  Exhibits

18

Signatures

19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of June 30, 2007 and December 31, 2006, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows and stockholders’ equity for the six month period ended June 30, 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of results to be expected for any subsequent period.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Index to Financial Statements

          Page

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2007

and December 31, 2006

4

Condensed Consolidated Statements of Operations (Unaudited) for the Three

and Six Months Ended June 30, 2007 and 2006 and for the Cumulative Period from

February 24, 2004 (Date of Emergence from Bankruptcy) through June 30, 2007

5

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for

the Six Months Ended June 30, 2007

6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six

Months Ended June 30, 2007 and 2006 and for the Cumulative Period

from February 24, 2004 (Date of Emergence from Bankruptcy) through

June 30, 2007

7

Notes to Condensed Consolidated Financial Statements (Unaudited)

8

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$ 1,170,390	$ 768,220
Accounts receivable	4,004	1,263
Prepaid expenses	27,822	32,808
Total Current Assets	1,202,216	802,291
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation
of $452,117 and $369,923	994,189	1,076,383
Patents and Proprietary Technology, net of accumulated
amortization of $494,118 and $417,634	1,474,232	1,550,716
Goodwill	5,356,414	5,356,414
Total Assets	$ 9,033,551	$ 8,792,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 65,743	$ 23,348
Accrued liabilities	68,083	24,987
Total Current Liabilities	133,826	48,335

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
24,292,887 shares and 23,292,887 shares issued and outstanding	24,292	23,292
Additional paid-in capital	15,323,756	14,324,756
Warrants and options outstanding	3,366,193	3,189,503
Deficit accumulated during the development stage	(9,814,516)	(8,793,582)
Total Stockholders' Equity	8,899,725	8,743,969
Total Liabilities and Stockholders' Equity	$ 9,033,551	$ 8,792,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					For the Cumulative
					Period from
					February 24, 2004
					(Date of Emergence
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		from Bankruptcy) through
	2007	2006	2007	2006	June 30, 2007

Design, Contract and Testing Revenue	$ 7,829	$ 52,784	$ 18,203	$ 53,526	$ 478,012

Operating Costs and Expenses
Amortization of patents and proprietary technology	(38,242)	(38,242)	(76,484)	(76,483)	(494,118)
Cost of revenue	(3,227)	(1,819)	(6,639)	(2,184)	(108,890)
Administrative and marketing expense	(272,080)	(795,515)	(743,482)	(1,218,994)	(7,108,887)
Research and development expense	(109,272)	(124,796)	(222,038)	(231,777)	(1,193,007)
Total Operating Costs and Expenses	(422,821)	(960,372)	(1,048,643)	(1,529,438)	(8,904,902)

Other Income and Expenses
Interest expense	-	-	-	-	(1,576,054)
Interest income	3,528	11,222	7,084	22,478	106,962
Sublease rent income	972	972	1,944	1,944	9,720
Other income (expense)	478	-	478	-	478
Gain (loss) on forgiveness of debt	-	-	-	-	71,268
Net Other Income (Expense)	4,978	12,194	9,506	24,422	(1,387,626)

Net Loss	$ (410,014)	$ (895,394)	$ (1,020,934)	$ (1,451,490)	$ (9,814,516)

Basic and Diluted Loss Per Common Share	$ (0.02)	$ (0.04)	$ (0.04)	$ (0.06)

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,546,643	22,999,554	23,419,959	22,997,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

					Deficit
					Accumulated
			Additional	Warrants and	During the	Total
	Common Stock		Paid-in	Options	Development	Stockholders'
	Shares	Amount	Capital	Outstanding	Stage	Equity

Balance - December 31, 2006	23,292,887	$ 23,292	$ 14,324,756	$ 3,189,503	$ (8,793,582)	$ 8,743,969

Employee compensation from stock options	-	-	-	176,690	-	176,690
Private placement of stock for cash at $1.00 per share, June 8, 2007	1,000,000	1,000	999,000	-	-	1,000,000

Net loss	-	-	-	-	(1,020,934)	(1,020,934)

Balance - June 30, 2007	24,292,887	$ 24,292	$ 15,323,756	$ 3,366,193	$ (9,814,516)	$ 8,899,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence)
	For the Six Months		from Bankruptcy)
	Ended June 30,		Through
	2007	2006	June 30, 2007
Cash Flows from Operating Activities:
Net loss	$ (1,020,934)	$ (1,451,490)	$ (9,814,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82,194	82,089	452,117
Amortization of patents and proprietary technology	76,485	76,483	494,119
Issuance of common stock and warrants for services	-	-	2,695,053
Expenses paid by increase in convertible note payable	-	-	60,000
Amortization of discount on note payable	-	-	1,556,666
Stock-based compensation expense for employees	176,690	529,953	1,004,408
Changes in operating assets and liabilities:
Accounts receivable	(2,741)	(4,550)	(4,004)
Accounts payable	42,395	(37,535)	(142,363)
Accrued liabilities	43,096	(4,793)	65,591
Deferred revenue	-	-	(343,750)
Prepaid expenses	4,985	9,605	(27,823)
Deposits	-	-	(6,500)
Net Cash Used in Operating Activities	(597,830)	(800,238)	(4,011,002)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	(2,262)	(197,574)
Payments for patents	-	-	(43,626)
Payment for acquisition of equipment and
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	-	(2,262)	(506,200)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	1,000,000	210,000	5,117,207
Principal payments on notes payable - related parties	-	-	(460,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	-	-	583,334
Net Cash Provided By Financing Activities	1,000,000	210,000	5,685,541
Net Change in Cash and Cash Equivalents	402,170	(592,500)	1,168,339
Cash and Cash Equivalents at Beginning of Period	768,220	1,964,487	2,051
Cash and Cash Equivalents at End of Period	$ 1,170,390	$ 1,371,987	$ 1,170,390
Supplemental Cash Flow Information: Cash paid for interest	$ -	$ -	$ 16,888

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

Nature of Operations - The Company is located in Salt Lake City, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. The Company is in the development stage as planned operations have not commenced. Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking manufacturing contracts. At June 30, 2007, the Company had not entered into any manufacturing agreements except as discussed in Note 4.  Even though the Company is making strides forward with its business plan, it is likely that significant progress may not occur within the next four to six months.  Accordingly, the Company may not realize significant revenues or become profitable within the next twelve months, which would require additional financing to fund its long-term cash needs.  The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

Property and Equipment – Property and equipment are stated at cost.  Additions and major improvements are capitalized while maintenance and repairs are charged to operations.  Upon trade-in, sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Valuation of Long-lived Assets - The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable.  When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  As a result of management’s assessment of the recoverability of long-lived assets, including property and equipment, patents and proprietary technology, and goodwill, at June 30, 2007, no impairment loss was identified or recognized through that date.

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

Basic and Diluted Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential of common shares outstanding during the period.  At June 30, 2007, there were outstanding options and warrants to purchase 4,638,335 shares of common stock.  At June 30, 2006, there were outstanding options and warrants to purchase 4,590,335 shares of common stock.  These options and warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

NOTE 2 – COMMON STOCK

Private Placement of Common Stock and Warrants - On June 8, 2007, the Company issued 1,000,000 shares of common stock through a private placement to a sophisticated and accredited investor.  The $1,000,000 in cash the Company realized from this placement were net proceeds, as there were no cash offering costs.

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

On February 8, 2007, the Company granted employee options to purchase an aggregate 382,000 shares of common stock at an exercise price of $1.18 per share. The options vest on the anniversary of the grant date and expire 10 years from date of grant.  The Company used the following assumptions in estimating the fair value of the options granted on February 8, 2007: market value at time of issuance - $1.45; expected holding period – 6 years; risk-free interest rate – 4.86%; dividend yield – 0%; and expected volatility – 200%. Using these assumptions, the options granted have a weighted-average fair value of $1.43 per share.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

During the three and six month periods ended June 30, 2007, the Company recognized $509 and $176,690 of stock-based compensation expense, respectively.  There were 1,292,000 employee stock options outstanding at June 30, 2007.

During June 2007, the accounting estimate related to potential forfeitures of options granted under the 2005 Stock Incentive Plan was increased due to actual forfeiture experience exceeding the 7% forfeiture rate assumption upon which the estimate was based.  As of June 2007, the Company is now recognizing stock-based compensation expense assuming that total forfeitures for existing grants will average 18%. The effect of this change was a reduction of $150,456 in compensation expense in this period.  Net loss for the period is also reduced by the $150,456.  As this charge is a non-cash charge, there is no effect on cash flow for the period.

A summary of all employee options outstanding and exercisable under the plan as of June 30, 2007, and changes during the six months then ended is set forth below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Life (Years)	Value
Outstanding at beginning of period	1,150,000	$ 1.92
Granted	382,000	1.18
Expired	90,000	1.91
Forfeited	150,000	1.67
Outstanding at end of period	1,292,000	$ 1.73	8.19	$ -
Exercisable at end of period	561,000	$ 1.92	8.18	$ -

As of June 30, 2007, there was approximately $435,860 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 0.8 years.

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

NOTE 5 – LEGAL PROCEEDINGS

On January 20, 2006, Sensitron, Inc., the Company’s wholly owned subsidiary, filed a complaint in the United States District Court for the District of Utah, Central Division, against Michael W. Wallace, d/b/a Pure Imagination, seeking patent rights for a patent and patent application that Mr. Wallace filed with the United States Trademark and Patent Office.  Mr. Wallace assisted Sensitron with the development of certain software to be used in combination with our Bend Sensor® technology related to the SEAT MAT™ system.  Mr. Wallace failed to deliver the source code to Sensitron and failed to list our employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  Sensitron is seeking a copy of the source code and ownership of the patent or correction of the patent and patent application to add the appropriate co-inventors.  Sensitron is also seeking unspecified damages along with its costs and attorneys’ fees.  As of June 30, 2007, this action is pending in the United States District Court.

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

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract and testing services and has not reached a level to support our operations.  Management anticipates that we may not realize significant revenue within the next twelve months.  For the past twelve months we have relied on proceeds from the private placements we completed in March 2005 and June 2007 to satisfy our cash requirements.  In the March 2005 private placement we issued an aggregate of 2,836,335 units to purchasers and 140,000 units were issued to the placement agent.  Each unit consisted of one share and one warrant to purchase one share at an exercise price of $3.00.  We realized net proceeds of $3,907,207 from this private placement that we have used to fund continuing operations and business development.  In the June 2007 private placement we sold 1,000,000 shares of common stock for $1,000,000 (See Part II, Item 2, below).  There were no offering costs associated with this private placement.

Management believes that our current cash burn rate is approximately $140,000 per month and that the remaining proceeds from the private placements will fund our operations for at least the next eight months. We will require additional financing to fund our long-term cash needs.  We may rely on debt financing, loans from related parties and private placements of common stock for additional funding.  However, we cannot assure you that we will be able to obtain financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.

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

In addition to the warrants issued in the private placement, as of June 30, 2007 we have outstanding warrants to purchase an aggregate of 380,000 shares and we may receive an additional $340,000 if those warrants are exercised.  On June 27, 2006 warrants to purchase 300,000 shares were exercised and we received $210,000 in proceeds from that transaction.  Again, the warrant holders have total discretion as to if the warrants are exercised.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at June 30, 2007 consist of our operating lease and total current liabilities of $133,826.  The operating lease has average monthly payments of $8,718, including common area maintenance and a 2% annual increase.  The total future minimum payments under this lease as of June 30, 2007 were $240,203.

Our total current liabilities include accounts payable of $65,743 related to normal operating expenses, including health insurance, utilities, production supplies and travel expense, expenses for professional fees regarding audit fees and legal fees related to the defense of patent rights.  Accrued liabilities at June 30, 2007, were $68,083 and were related to payroll, payroll tax liabilities, accrued audit and tax expenses, accrued lease expense and accrued Paid Time Off, a combination vacation-sick leave policy.

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

We annually test goodwill for impairment or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors.  We performed a goodwill impairment test and at June 30, 2007 no impairment was identified or recognized.

We account for stock options under Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006.  Statement 123(R) requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the three and six month periods ended June 30, 2007 we recognized $509 and $176,690 stock-based compensation expense, respectively, for our stock options and there was approximately $435,860 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 0.8 year.

During June 2007, we increased the accounting estimate related to potential forfeitures of options granted under the 2005 Stock Incentive Plan due to actual forfeiture experience exceeding the 7% forfeiture rate assumption upon which the estimate was based.  As of June 2007, we now recognize stock-based compensation expense assuming that total forfeitures for existing grants will average 18%. The effect of this change was a reduction of $150,456 in compensation expense in the six month period ended June 30, 2007.  Net loss for the period is also reduced by the $150,456.  As this charge is a non-cash charge, there is no effect on cash flow for the period.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor and its subsidiary, Sensitron, and should be read in conjunction with our unaudited financial statements for the three and six month periods ended June 30, 2007 and 2006.  These financial statements are included in this report at Part I, Item 1, above.

	Three month period ended June 30,		Six month period ended June 30,
	2007	2006	2007	2006
Design, contract and testing revenue	$ 7,829	$ 52,784	$ 18,203	$ 53,526
Total operating costs and expenses	(422,821)	(960,372)	(1,048,643)	(1,529,438)
Net other income (expense)	4,978	12,194	9,506	24,422
Net loss	(410,014)	(895,394)	(1,020,934)	(1,451,490)
Basic and diluted loss per common share	$ (0.02)	$ (0.04)	$ (0.04)	$ (0.06)

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

The decrease in revenue for the three and six month periods ended June 30, 2007 compared to the three and six month periods ended June 30, 2006 was the result of decreases in revenue from design engineering work.  Management does not anticipate that revenues will increase until we finalize a major contract.

Total operating costs and expenses decreased for the three month period ended June 30, 2007 (the “2007 three month period”) when compared to the three month period ended June 30, 2006 (the “2006 three month period”).  The decrease resulted primarily from a reduction in stock-based compensation to employees, a non-cash expense.  Administrative and marketing expenses for the 2007 three month period were $272,080, a decrease of $523,435 from the $795,515 for the 2006 three month period.  It is expected that administrative and marketing expenses will increase in future periods due to additional travel and legal expenses related to the pursuit of technology and license agreements.  Research and development expenses remained relatively flat, decreasing $15,524 for the comparable periods.

Total operating costs and expenses also decreased for the six month period ended June 30, 2007 (the “2007 six month period”) when compared to the six month period ended June 30, 2006 (the “2006 six month period”).  The decrease resulted primarily from a reduction in stock-based compensation to employees, a non-cash expense.  Administrative and marketing expenses for the 2007 six month period were $743,482, a decrease of $475,512 from the $1,218,994 for the 2006 six month period.  As stated above, it is expected that administrative and marketing expenses will increase in future periods due to additional travel and legal expenses related to the pursuit of technology and license agreements.  Research and development expenses remained relatively flat, decreasing $9,739 for the comparable periods.

Total other income for the 2007 and 2006 periods consists primarily of interest income from the proceeds of the private placement offering, which were deposited in a savings account.

Due to minimal revenues and increased operating costs and expenses, we recorded a net loss and loss per share for both the 2007 and 2006 periods.  Management expects losses to continue in the short term.

The chart below presents a summary of our consolidated balance sheets at June 30, 2007, and December 31, 2006.

SUMMARY OF BALANCE SHEET INFORMATION
	Six month period ended June 30, 2007	Year ended December 31, 2006
Cash and cash equivalents	$ 1,170,390	$ 768,220
Total current assets	1,202,216	802,291
Total assets	9,033,551	8,792,304
Total current liabilities	133,826	48,335
Deficit accumulated during the development stage	(9,814,516)	(8,793,582)
Total stockholders equity	$ 8,899,725	$ 8,743,969

Cash and cash equivalents increased $402,170 at June 30, 2007 compared to December 31, 2006 due to proceeds received from the private placement, offset by cash of $597,830 used in operating activities.  Until our revenue increases, our cash will continue to decrease.

Our non-current assets decreased at June 30, 2007 due to adjustments for depreciation and amortization.  These assets include property and equipment valued at $994,189 net of depreciation, patents and proprietary technology of $1,474,232 net of amortization, goodwill of $5,356,414, and long-term deposits of $6,500.

Total current liabilities increased at June 30, 2007 as a result of increases in both accounts payable and accrued liabilities.

Factors Affecting Future Performance

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the 2007 six month period we had negative cash flows from operating activities of $597,830.  We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding.

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

Also, these executive officers determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 8 2007 we sold 1,000,000 shares of common stock to George H. and Brenda J. Brimhall,  sophisticated and accredited investors  for $1,000,000.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

Date: August 10, 2007	FLEXPOINT SENSOR SYSTEMS, INC. By: /s/ Clark M. Mower Clark M. Mower President, Chief Executive Officer and Director
Date: August 10, 2007	By: /s/ John A. Sindt John A. Sindt Chairman of the Board Principal Financial and Accounting Officer