Form 10QSB
period 2007-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2007-11-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

OF 1934

For quarterly period ended September 30, 2007

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

Yes  [   ]  No [X]

As of November 13, 2007 Flexpoint Sensor Systems, Inc. had a total of 24,792,887 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

3

Index to Financial Statements

3

Item 2. Management’s Discussion and Analysis or Plan of Operation

12

Item 3. Controls and Procedures

18

PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Securities and Use of Proceeds

19

Item 6.  Exhibits

19

Signatures

2 0

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2007, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows and stockholders’ equity for the nine month period ended September 30, 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine month periods ended September 30, 2007, are not necessarily indicative of results to be expected for any subsequent period.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Index to Financial Statements

          Page

Condensed Consolidated Balance Sheets (Unaudited) September 30, 2007

and December 31, 2006

4

Condensed Consolidated Statements of Operations (Unaudited) for the Three

and Nine Months Ended September 30, 2007 and 2006 and for the Cumulative

period from February 24, 2004 (Date of Emergence from Bankruptcy) through

September 30, 2007

5

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for

the Nine Months Ended September 30, 2007

6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine

Months Ended September 30, 2007 and 2006 and for the Cumulative period from February 24, 2004 (Date of Emergence from Bankruptcy) through

September 30, 2007

7

Notes to Condensed Consolidated Financial Statements (Unaudited).

8

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$ 1,046,034	$ 768,220
Accounts receivable	2,973	1,263
Prepaid expenses	27,079	2,808
Total Current Assets	1,076,086	802,291
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation
of $493,484 and $369,923	952,823	1,076,383
Patents and Proprietary Technology, net of accumulated
amortization of $532,360 and $417,634	1,435,991	1,550,716
Goodwill	5,356,414	5,356,414
Total Assets	$ 8,827,814	$ 8,792,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 18,319	$ 23,348
Accrued liabilities	86,225	24,987
Total Current Liabilities	104,544	48,335

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
24,792,887 shares and 23,292,887 shares issued and outstanding	24,792	23,292
Receivable from stockholders	(300,000)	-
Additional paid-in capital	15,823,256	14,324,756
Warrants and options outstanding	3,576,756	3,189,503
Deficit accumulated during the development stage	(10,401,534)	(8,793,582)
Total Stockholders' Equity	8,723,270	8,743,969
Total Liabilities and Stockholders' Equity	$ 8,827,814	$ 8,792,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					For the Cumulative
					Period from
					February 24, 2004
					(Date of Emergence)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		from bankruptcy through
	2007	2006	2007	2006	September 30,2007

Design, Contract and Testing Revenue	$ 8,763	$ 44,991	$ 26,966	$ 98,437	$ 486,775

Operating Costs and Expenses
Amortization of patents and proprietary technology	(38,241)	(38,241)	(114,725)	(114,725)	(532,359)
Cost of revenue	(3,007)	(1,562)	(9,646)	(3,746)	(111,897)
Administrative and marketing expense	(431,041)	(389,224)	(1,174,523)	(1,606,274)	(7,539,928)
Research and development expense	(132,524)	(114,362)	(354,562)	(346,139)	(1,325,531)
Total Operating Costs and Expenses	(604,813)	(543,389)	(1,653,456)	(2,070,884)	(9,509,715)

Other Income and Expenses
Interest expense	-	-	-	-	(1,576,054)
Interest income	8,384	8,844	15,468	30,350	115,346
Sublease rent income	648	972	2,592	1,944	10,368
Other income	-	-	478	-	478
Gain on forgiveness of debt	-	-	-	-	71,268
Net Other Income (Expense)	9,032	9,816	18,538	32,294	(1,378,594)

Net Loss	$ (587,018)	$ (488,662)	$ (1,607,952)	$ (1,940,153)	$ (10,401,534)

Basic and Diluted Loss Per Common Share	$ (0.02)	$ (0.02)	$ (0.07)	$ (0.08)

Basic and Diluted Weighted-Average Common Shares
Outstanding	24,363,539	23,292,887	23,737,942	23,097,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

						Deficit
						Accumulated
			Receivable	Additional	Warrants and	During the	Total
	Common Stock		from	Paid-in	Options	Development	Stockholders'
	Shares	Amount	Stockholders	Capital	Outstanding	Stage	Equity

Balance - December 31, 2006	23,292,887	$ 23,292		$ 14,324,756	$ 3,189,503	$ (8,793,582)	$ 8,743,969

Employee compensation from stock options	-	-		-	387,253	-	387,253
Private placement of stock for cash, $1.00 per share	1,000,000	1,000		999,000	-	-	1,000,000
Private placement of stock for cash and receivable, $1.00 per share	500,000	500	$ (300,000)	499,500	-	-	200,000

Net loss	-	-		-	-	(1,607,952)	(1,607,952)

Balance - September 30, 2007	24,792,887	$24,792	$ (300,000)	$ 15,823,256	$ 3,576,756	$(10,401,534)	$ 8,723,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence)
	For the Nine Months		from Bankruptcy)
	Ended September 30,		through
	2007	2006	September 30, 2007
Cash Flows from Operating Activities:
Net loss	$ (1,607,952)	$ (1,940,153)	$ (10,355,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123,561	123,186	493,484
Amortization of patents and proprietary technology	114,725	114,725	532,360
Issuance of common stock and warrants for services	-	-	2,695,053
Expenses paid by increase in convertible note payable	-	-	60,000
Amortization of discount on note payable	-	-	1,556,666
Stock-based compensation expense for employees	387,253	655,577	1,168,822
Changes in operating assets and liabilities:
Accounts receivable	(1,710)	-	(2,973)
Accounts payable	(5,029)	(36,815)	(189,787)
Accrued liabilities	61,238	32,202	83,733
Deferred revenue	-	-	(343,750)
Prepaid expenses	5,728	9,606	(27,081)
Deposits	-	-	(6,500)
Net Cash Used in Operating Activities	(922,186)	(1,041,672)	(4,335,358)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	(2,262)	(197,574)
Payments for patents	-	-	(43,626)
Payment for acquisition of equipment and
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	-	(2,262)	(506,200)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants	1,200,000	210,000	5,317,207
Principal payments on notes payable - related parties	-	-	(460,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	-	-	583,334
Net Cash Provided By Financing Activities	1,200,000	210,000	5,885,541
Net Change in Cash and Cash Equivalents	277,814	(833,934)	1,043,983
Cash and Cash Equivalents at Beginning of Period	768,220	1,964,487	2,051
Cash and Cash Equivalents at End of Period	$ 1,046,034	$ 1,130,553	$ 1,046,034
Supplemental Cash Flow Information: Cash paid for interest	$ -	$ -	$ 16,888

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

Nature of Operations - The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. The Company is in the development stage as planned operations have not commenced. Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking manufacturing contracts. During the three months ended September 30, 2007, the Company entered into new manufacturing agreements which are described in Note 4.  Even though the Company is making strides forward with its business plan, it is likely that significant progress may not occur within the next four to six months.  Accordingly, the Company may not realize significant revenues or become profitable within the next twelve months, which would require additional financing to fund its long-term cash needs.  The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

Property and Equipment – Property and equipment are stated at cost.  Additions and major improvements are capitalized while maintenance and repairs are charged to operations.  Upon trade-in, sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Valuation of Long-lived Assets - The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable.  When projections indicate that the carrying value of the long-lived asset is not recoverable, the  carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  As a result of management’s assessment of the recoverability of long-lived assets, including property and equipment, patents and proprietary technology, and goodwill, at September 30, 2007, no impairment loss was identified or recognized through that date.

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

Basic and Diluted Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential of common shares outstanding during the period.  At September 30, 2007, there were outstanding options and warrants to purchase 4,888,335 shares of common stock.  At September 30, 2006, there were outstanding options and warrants to purchase 4,515,335 shares of common stock.  These options and warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

NOTE 2 – COMMON STOCK

Private Placement of Common Stock and Warrants – On June 8, 2007, the Company issued 1,000,000 shares of common stock through a private placement for $1,000,000 in cash.

On September 18, 2007, the Company issued 500,000 shares of common stock through a private placement for $200,000 in cash and $300,000 receivable from the stockholders.

Exercise of Warrants – On June 27, 2006, the Company issued 300,000 shares of common stock upon the exercise of warrants at $0.70 per share to Summit Resource Group.  The Company received $210,000 from the exercise of the warrants.

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

On February 8, 2007, the Company granted employee options to purchase an aggregate 382,000 shares of common stock at an exercise price of $1.18 per share. The options vest on the anniversary of the grant date and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on February 8, 2007: market value at

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

time of issuance - $1.45; expected holding period – 6 years; risk-free interest rate – 4.86%; dividend yield – 0%; and expected volatility – 200%. Using these assumptions, the options granted have a weighted-average fair value of $1.43 per share.

On June 4, 2007, the Company granted an employee options to purchase an aggregate 300,000 shares of common stock at an exercise price of $1.38 per share. The options vest on the anniversary of the grant date and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on June 4, 2007: market value at time of issuance - $1.13; expected holding period – 6 years; risk-free interest rate – 4.93%; dividend yield – 0%; and expected volatility – 200%. Using these assumptions, the options granted have a weighted-average fair value of $1.11 per share.

During the three and nine month periods ended September 30, 2007, the Company recognized $210,563 and $387,253 of stock-based compensation expense, respectively. A summary of all employee options outstanding and exercisable under the plan as of September 30, 2007, and changes during the nine months then ended is set forth below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Life (Years)	Value
Outstanding at beginning of period	1,150,000	$ 1.92
Granted	682,000	1.27
Expired	(90,000)	1.91
Forfeited	(210,000)	1.53
Outstanding at end of period	1,532,000	$ 1.68	7.94	$ 2,720
Exercisable at end of period	633,000	$ 1.92	7.93	$ -

As of September 30, 2007, there was approximately $459,361 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted-average period of approximately 1.1 years.

NOTE 4 – MANUFACTURING CONTRACTS

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

In September 2007 the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Precision Pumping Systems, Inc. (“Precision”), a Washington corporation, with its principal office in Kelso, Washington.  Under the terms of the agreement, Precision will market and distribute the patented Wave Sensor®, a flow meter utilizing Bend Sensor® technology to determine the presence and volume of liquid flow through a pipeline.  The amount and direction of the flow can be continuously measured, monitored and recorded.  The Wave Sensors® will be marketed and distributed by Precision to all types of industries, including original equipment manufacturers, municipalities, irrigation companies, governmental agencies and individual property owners.  The Agreement is for a period of three years.  Within one month prior to the conclusion of the three year period, the Agreement may be extended for one or more successive one year terms upon the mutual written agreement of both parties.

In September 2007 the Company entered into an agreement with Intertek Industrial Corp. on an automotive seat monitoring device application for emergency response vehicles.  This monitoring device places the Company’s Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion.  Revenue from the development fees and the initial purchase order are estimated to exceed $100,000 and will impact both the third and fourth quarters of 2007.

NOTE 5 – LEGAL PROCEEDINGS

On January 20, 2006, Sensitron, Inc., the Company’s wholly owned subsidiary, filed a complaint in the United States District Court for the District of Utah, Central Division, against Michael W. Wallace, d/b/a Pure Imagination, seeking patent rights for a patent and patent application that Mr. Wallace filed with the United States Trademark and Patent Office.  Mr. Wallace assisted Sensitron with the development of certain software to be used in combination with our Bend Sensor® technology related to the SEAT MAT™ system.  Mr. Wallace failed to deliver the source code to Sensitron and failed to list our employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  Sensitron is seeking a copy of the source code and ownership of the patent or correction of the patent and patent application to add the appropriate co-inventors.  Sensitron is also seeking unspecified damages along with its costs and attorneys’ fees.  As of September 30, 2007, this action is pending in the United States District Court.

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

We emerged from Chapter 11 bankruptcy on February 24, 2004 and since that time we have leased a manufacturing facility, purchased necessary equipment to establish a production line, negotiated contracts, manufactured Bend Sensor® technology devices and conducted testing on those devices.  Our goal is to qualify our production line and facility as an ISO/TS 16949 production line and facility at a time that production contracts will require it.  This qualification will increase the marketability of our products to automotive parts suppliers.

In September 2007 we entered into a Purchase and Sale Agreement with Precision Pumping Systems, Inc. (“Precision”), a Washington corporation, with its principal office in Kelso, Washington.  Under the terms of the agreement, Precision will market and distribute the patented Wave Sensor®, a flow meter utilizing Bend Sensor® technology to determine the presence and volume of liquid flow through a pipeline.  The amount and direction of the flow can be continuously measured, monitored and recorded.  Through the monitoring of liquid flows, municipalities, governmental agencies and other entities can measure and pinpoint flow efficiency, as well as locate trouble in the pipelines and help detect leaks. The Wave Sensor® will be marketed and distributed by Precision to all types of industries, including original equipment manufacturers, municipalities, irrigation companies, governmental agencies and individual property owners.  Management believes that the market for flow sensing and measuring devices is estimated to be in excess of $400 million per year.

In September 2007 we entered into an agreement with Intertek Industrial Corp. on an automotive seat application for emergency response vehicles.  This monitoring device places our Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the EMT(s) are seated and properly secured prior to departure and while the vehicle is in motion.  We anticipate that revenue from the development fees and the initial purchase order related to this agreement could exceed $100,000.

During 2005 development and research on products for several automotive customers was approved to be advanced to the next stage of testing.  Negotiations for potential automotive applications using our Bend Sensor® technology are in process, but we have not yet entered into a major contract for the sale of our automotive products.  In October 2007 we announced that three Tier 1 suppliers and one auto manufacturer are testing and adapting our Bend Sensor® technology for the auto industry.

Finalizing a major contract with a customer remains our greatest challenge because our on-going business is dependent upon finalizing this type of contract.  Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our products to the market.  Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next four to six months.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable during 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract and testing services and has not reached a level to support our operations.  Management anticipates that we may not realize significant revenue within the next twelve months.  For the past twelve months we have relied on proceeds from the private placements we completed in March 2005 and June and September 2007 to satisfy our cash requirements.  In the March 2005 private placement we issued an aggregate of 2,836,335 units to purchasers and 140,000 units were issued to the placement agent.  Each unit consisted of one share and one warrant to purchase one share at an exercise price of $3.00.  We realized net proceeds of $3,907,207 from this private placement that we have used to fund continuing operations and business development.  In the June 2007 private placement we issued 1,000,000 shares of common stock to the purchaser for $1,000,000.  In the September 2007 private placement we issued 500,000 shares of common stock to the purchasers for $500,000.  There were no offering costs associated with these private placements.

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

As of September 30, 2007 we have outstanding warrants to purchase an aggregate of 380,000 shares and we may receive an additional $340,000 if those warrants are exercised.  On June 27, 2006 warrants to purchase 300,000 shares were exercised and we received $210,000 in proceeds from that transaction.   T he warrant holders have total discretion as to if the warrants are exercised.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at September 30, 2007 consist of our operating lease and total current liabilities of $104,544.  The operating lease has average monthly payments of $8,718, including common area maintenance and a 2% annual increase.  The total future minimum payments under this lease as of September 30, 2007 were $214,506.

Our total current liabilities include accounts payable of $18,319 related to normal operating expenses, including health insurance, utilities, production supplies and travel expense, expenses for professional fees regarding audit fees and legal fees related to the defense of patent rights.  Accrued liabilities at September 30, 2007, were $86,225 and were related to payroll, payroll tax liabilities, accrued audit and tax expenses, accrued lease expense and accrued Paid Time Off, a combination vacation-sick leave policy.

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

We annually test goodwill for impairment or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors.  We performed a goodwill impairment test and at September 30, 2007 no impairment was identified or recognized.

We account for stock options under Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006.  Statement 123(R) requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the three and nine month periods ended September 30, 2007 we recognized $210,563 and $387,253 stock-based compensation expense, respectively, for our stock options and there was approximately $459,361 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 1.1 years.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor and its subsidiary, Sensitron, and should be read in conjunction with our unaudited financial statements for the three and nine month periods ended September 30, 2007 and 2006.  These financial statements are included in this report at Part I, Item 1, above.

COMPARISON OF 2007 AND 2006 THREE AND NINE MONTH PERIOD OPERATIONS

	Three month period ended Sept. 30, 2007 2006		Nine month period ended Sept. 30, 2007 2006
Design, contract and testing revenue	$ 8,763	$ 44,911	$ 26,966	$ 98,437
Total operating costs and expenses	(604,813)	(543,389)	(1,653,456)	(2,070,884)
Net other income	9,032	9,816	18,538	32,294
Net loss	(587,018)	(488,662)	(1,607,952)	(1,940,153)
Basic and diluted loss per common share	$ (0.02)	$ (0.02)	$ (0.07)	$ (0.08)

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

The decrease in revenue for the three and nine month periods ended September 30, 2007 compared to the three and nine month periods ended September 30, 2006 was the result of decreases in revenue from design engineering work.  Management does not anticipate that revenues will increase until we finalize a major contract.

Total operating costs and expenses for the 2007 three month period when compared to the 2006 three month period show an increase of $61,424.  Administrative and marketing expenses for the three months ended September 30, 2007 were $431,041, an increase of $41,817 from the $389,224 for the three months ended September 30, 2006.  It is expected that administrative and marketing expenses will increase in future periods due to additional travel and legal expenses related to the pursuit of technology and license agreements.  Research and development expenses increased $18,162 for the comparable periods.

Total operating costs and expenses decreased for the 2007 nine month period when compared to the 2006 nine month period.  Administrative and marketing expenses for the nine months ended September 30, 2007 were $1,174,523, a decrease of $431,751 from the $1,606,274 for the nine months ended September 30, 2006.  As stated above, it is expected that administrative and marketing expenses will increase in future periods due to additional travel and legal expenses related to the pursuit of technology and license agreements.  Research and development expenses remained relatively flat, increasing $8,423 for the comparable periods.

Total other income for the 2007 and 2006 periods consists primarily of interest income from the proceeds of the private placement offering, which were deposited in a savings account.

Due to minimal revenues and increased operating costs and expenses, we recorded a net loss and loss per share for both the 2007 and 2006 periods.  Management expects losses to continue in the short term.

The chart below presents a summary of our consolidated balance sheets at September 30, 2007, and December 31, 2006.

SUMMARY OF BALANCE SHEET INFORMATION

	Nine month
	period ended	Year ended
	Sept. 30, 2007	December 31, 2006

Cash and cash equivalents	$ 1,046,034	$ 768,220
Total current assets	1,076,086	802,291
Total assets	8,827,814	8,792,304
Total current liabilities	104,544	48,335
Deficit accumulated during the development stage	(10,401,534)	(8,793,582)
Total stockholders’ equity	$ 8,723,270	$ 8,743,969

Cash and cash equivalents increased $277,814 at September 30, 2007 compared to December 31, 2006 due to proceeds received from the private placements; however cash of $922,186 was used in operating activities. Until our revenue increases, our cash will continue to decrease.

Our non-current assets decreased at September 30, 2007 due to adjustments for depreciation and amortization. These assets include property and equipment valued at $952,823 net of depreciation, patents and proprietary technology of $1,435,991 net of amortization, goodwill of $5,356,414, and long-term deposits of $6,500.

Total current liabilities increased at September 30, 2007, primarily as a result of increases in accrued liabilities, as discussed above.

Factors Affecting Future Performance

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the 2007 nine month period we had negative cash flows from operating activities of $922,186.  We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding.

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

Also, these executive officers determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 18, 2007 we sold an aggregate of 500,000 shares of common stock to three persons for $500,000.  We issued 100,000 shares to Clark Mower, 100,000 shares to First Equity Holdings Corp. and 300,000 shares to MAJEDI Investments LLC.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

Date: November 13, 2007

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ John A. Sindt

John A. Sindt

Chairman of the Board

Principal Financial and Accounting Officer