Form 10-K
period 2007-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2008-04-15
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes [  ]   No [X]

State issuer’s revenue for its most recent fiscal year: $31,495

As of April 11, 2008, Flexpoint Sensor Systems, Inc. had 24,792,887 shares of common stock outstanding.  The market value of the shares of voting common stock held by non-affiliates on that date was approximately $18,697,728

Check if the issuer has filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [X]  No [  ]

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

TABLE OF CONTENTS

PART I

Item 1.  Description of Business

 4

Item 2.  Description of Property

11

Item 3.  Legal Proceedings

12

Item 4.  Submission of Matters to a Vote of Security Holders

12

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

12

Item 6.  Management’s Discussion and Analysis or Plan of Operation

13

Item 7.  Financial Statements

20

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

34

Item 8A.  Controls and Procedures

34

Item 8B.  Other Information

35

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance with

              Section 16(a) of the Exchange Act

35

Item 10.  Executive Compensation

 36

Item 11.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

39

Item 12.  Certain Relationships and Related Transactions, and Director Independence

41

Item 13.  Exhibits

41

Item 14.  Principal Accountant Fees and Services

42

Signatures

43

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

BUSINESS OVERVIEW

We are a development stage company principally engaged in designing, engineering, and manufacturing sensors technology and equipment using flexible potentiometer technology.  We are actively seeking financing and manufacturing contracts for the use of, design and engineering of, Bend Sensor® technology and equipment using a flexible potentiometer technology.  Since confirmation of our bankruptcy reorganization plan in March 2004 we have been negotiating contracts, manufacturing Bend Sensor® technology devices and have further developed our technologies, but have not yet commenced commercial manufacturing.  During 2005 we raised funding through sales of our common stock and during 2006 we have completed installation of our first production line and began testing of our products.  Additional funding was obtained through a series of private placements in 2007.

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

In June 2006 we also announced that we had entered into a cooperative testing agreement with Faurecia Automotive (“Faurecia”).  Faurecia is the second largest automotive supplier in Europe and it supplies components to large automotive manufacturers, such as BMW, Toyota, Ford, Chrysler LLC Corporation and others.  This agreement will allow both companies to use their resources, knowledge and capabilities to develop a working prototype of the Pedestrian Impact Detection System.

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

Our production of the medical bed has been delayed as a result of waiting for a final design and configuration of the medical bed from R&D Products.  Flexpoint is prepared to produce the sensors under the terms of the agreement as soon as R&D Products determines the final design and configuration of the bed.  In October 2007 R&D Products paid $50,000 toward the purchase of materials for the initial order of beds.  Upon receipt of the $50,000 balance, we will finalize development work and manufacture the initial order of beds under the agreement.  Subsequent to year-end the second $50,000 payment was received,  and work is commencing to produce the initial order.

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

We have developed an Occupant Classification System that uses a series of sensors in an automobile seat to sense whether an object on a seat is a human being and whether it is a child or an adult.  By automatically sensing and correctly categorizing a car's passengers, our sensors can distinguish between an object, an infant car seat, a child or an adult passenger.  This classification system is capable of deactivating an air bag when a person under 60 pounds or a car seat is in the seat.  This allows the air bag to deploy in a fashion so as to improve the safety of the passenger.  Management’s informal survey of this market has found that the market opportunity for these applications is substantial considering an annual market of 19,000,000 vehicles in North America and 50,000,000 worldwide.  We are in discussions with a Tier 1 supplier for implementation of this device.  We will continue to work with this Tier 1 supplier to make sure that we meet all requirements set forth by the government for the device

The Passenger Presence Detection system is used to detect if there is any object in the front passenger seat.  This device could be used widely in the European market because there are specific requirements for this type of device in Europe.  We are currently working with three Tier 1 suppliers on this application.  This device could also be used as a seat belt reminder with a potential market of 17,000,000 vehicles per year.

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

•

a vibration sensor,

•

a steering wheel position device that communicates to an automobile onboard computer the amount of rotation of the steering wheel to assist the computer in stabilizing control over the vehicle, and

•

sensing devices for medical equipment.

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

We intend to market our products through the use of our website, and by developing a field sales force including direct marketing employees in strategic areas and manufacturer’s representatives nationwide to generate OEM and Tier 1 supplier customers.  As our market grows in the United States, we anticipate expanding our distribution network throughout the world.  There can be no assurance that we will be successful in developing such a sales force or in expanding our distribution network.

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

MANUFACTURING AND DISTRIBUTION

Automobile manufacturers and Tier 1 suppliers require all manufactured parts to be used in their automobiles to be manufactured in ISO/TS-16949 certified facilities.  IS0/TS-16949 is a Quality Management System that contains the particular requirements for the application of ISO 9001:2000 for automotive production and relevant service part organization.  TS-16949 is based on ISO requirements 9001:2000, but it contains additional requirements that are particular to the automotive industry.  These additions are considered automotive “interpretations” by the ISO community of accreditation bodies and registrars.  TS-16949 is a common supplier quality standard for Chrysler LLC Corporation, Ford Motor Company and General Motors Corporation.  TS-16949 applies to suppliers of production materials, production and service parts, heat treating, painting and plating and other finishing services.  It does not, therefore, apply to all suppliers of the big three automotive companies.

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

RESEARCH AND DEVELOPMENT

Although we hold the patent to the basic Bend Sensor® technology, as well as other applications, there will be other competitors working to develop competing technologies.  To stay on the forefront of the technology, and to serve the needs of the customer, we will need to aggressively pursue improvements to existing systems and develop new systems as well.  For the year ended December 31, 2007 we spent $484,987 for testing of our Bend Sensor® technology applications.  We spent $491,554 on research and development for the year ended December 31, 2006 related to development engineering for the medical bed technology, new product development resulting in new patents and testing of products for marketable applications.

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

ITEM 3.  LEGAL PROCEEDINGS

On January 20, 2006, Sensitron, Inc. filed a complaint in the United States District Court for the District of Utah, Central Division, against Michael W. Wallace, d/b/a Pure Imagination, seeking patent rights for a patent and patent application that Mr. Wallace filed with the United State Trademark and Patent Office.  Mr. Wallace assisted Sensitron with the development of certain software to be used in combination with our Bend Sensor® technology related to the SEAT MAT™ system.  Mr. Wallace failed to deliver the source code to Sensitron and failed to list our employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  Sensitron is seeking a copy of the source code and ownership of the patent and/or correction of the patent and patent application to add the appropriate co-inventors.  Sensitron is also seeking unspecified damages along with its costs and attorneys’ fees.  As of December 31, 2007, this action is pending in the United States District Court.

On July 3, 2001, Flexpoint Sensor Systems, Inc. filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  The petition was filed in the United States Bankruptcy Court for the District of Utah, File No. 01-29577JAB.  On February 24, 2004 the bankruptcy court confirmed our Plan of Reorganization. In our bankruptcy proceeding we objected to the $1,700,000 claim made by Delco Electronics, Inc. (“Delphi”).  We believe that Delphi is precluded by the terms of the agreement from any financial recovery due to its breach of the sponsorship agreement.  Other potential claims are breach of contract, breach of fiduciary duties owed to Flexpoint, Inc. pursuant to the contract, and intentional and negligent interference with Flexpoint, Inc.’s contractual and business relationship with General Motors.  As of this date, neither party is actively pursuing this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed on the National Association of Securities Dealers (NASD) OTC Bulletin Board under the symbol “FLXT.”  The following table lists the range for the high and low bid prices of our common stock for each quarter for the years ended December 31, 2007 and 2006 as reported by the OTC Bulletin Board.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2007		2006
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$1.55 1.42 1.38 1.27	$ 0.85 1.00 0.95 0.75	$ 2.22 2.31 1.75 1.43	$ 1.54 1.56 1.15 .95

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

•

Registered and traded on a national securities exchange meeting specified criteria set by the SEC;

•

Issued by a registered investment company; or

•

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

HOLDERS

As Of April 11, 2008, we had approximately 466 stockholders of record of our common stock, which does not include “street accounts” of securities brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

Two private placements were completed during 2007, resulting in the issuance of 1,500,000 shares of our common stock.  The first placement, for $1,000,000, was made with a single investor in June in which 1,000,000 shares of common stock were sold at $1.00 per share.  The second placement, for $500,000, was made with two individuals and a Limited Liability Company in which 500,000 shares of common stock were sold at $1.00 per share.  Net proceeds from these two placements were $1,500,000, as there were no offering costs associated with the private placements.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

We emerged from Chapter 11 bankruptcy on February 24, 2004 and since that time we have leased a manufacturing facility, purchased necessary equipment to establish a production line, negotiated contracts, manufactured Bend Sensor® technology devices and conducted testing on those devices.  Our goal is to qualify our production line and facility as an ISO/TS 16949 production line and facility by the end of 2008.  This qualification will increase the marketability of our products to automotive parts suppliers.

During 2006 and 207 development and research on products for several automotive customers was approved to be advanced to the next stage of testing.  Negotiations for potential automotive applications using our Bend Sensor® technology are in process, but we have not yet entered into a major contract for the sale of our automotive products.  We are also continuing to develop new products that we may sell or license to an industrial control company.

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

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract and testing services and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next twelve months.  For the past twelve months we have relied on proceeds from the private placements we completed in March 2005 and June and September 2007 to satisfy our cash requirements.  In this 2005 private placement we issued an aggregate of 2,836,335 units to purchasers and 140,000 units were issued to the placement agent.  Each unit consisted of one share and one warrant to purchase one share at an exercise price of $3.00.  We realized net proceeds of $3,907,207 from this private placement.  In the 2007 private placements we issued an aggregate of 1,500,000 shares of common stock at a price of $1.00 per share.  Net proceeds of $1,500,000 were realized from the private placements.  To date we have used the funds generated from these private placements to fund continuing operations and business development.

Management believes that our current cash burn rate is approximately $120,000 per month and that the remaining proceeds from the private placement will fund our operations for at least the next six months.  Our auditors have expressed doubt that we may realize significant revenue or become profitable within the next twelve months.  We will require additional financing to fund our long-term cash needs.  We may rely on debt financing, loans from related parties and private placements of common stock for additional funding.  However, we cannot assure you that we will be able to obtain financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.

We also may receive additional funds in the future from warrants outstanding. As of December 31, 2007 we have outstanding warrants to purchase an aggregate of 350,000 shares and we may receive an additional $280,000 if those warrants are exercised.  For example, on June 27, 2006 warrants to purchase 300,000 shares were exercised and we received $210,000 in proceeds from that transaction.  Again, the warrant holders have total discretion as to if the warrants are exercised.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2007 consist of our operating lease and total current liabilities of $99,825.  The operating lease has average monthly payments of $8,718, including common area maintenance and a 2% annual increase.  The total future minimum payments under this lease as of December 31, 2007 were $187,513.

Our total current liabilities include accounts payable of $15,588 related to normal operating expenses, including health insurance, utilities, production supplies and travel expense.  Accrued liabilities at December 31, 2007, were $34,237 and were related to payroll tax liabilities, accrued audit and tax expenses, accrued lease expense and accrued Paid Time Off, a combination vacation-sick leave policy.

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

We annually test long-lived assets for impairment or when a triggering event occurs.  We use a fair-value-based test that is applied at the overall company level.  The test compares the fair value of the company to the carrying value of its long-lived assets. This test requires various judgments and estimates. The fair value of the company is determined using the present value of expected future revenues. That fair value is compared against the value of long-lived assets carried on the financial records.  An impairment of long-lived assets is measured as the excess of the carrying amount of long-lived assets over the determined fair value.  Our impairment test at December 31, 2007 projected that long-lived assets were carried on the books at a greater value than their fair value, indicating an impairment of $299,798.  We have therefore written down our long-lived assets by the indicated amount and will continue to test for impairment on a regular basis.  In the future, should the test indicate carrying values in excess of fair value, additional charges will be required.

We account for stock options under Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006.  Statement 123(R) requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2007 and 2006 we recognized $578,649 and $827,718, respectively, of stock-based compensation expense for our stock options and there was approximately $258,413 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 1.6 years.

During September 2006, we changed accounting estimates related to potential forfeitures of options granted under our 2005 Stock Incentive Plan from 0% to 7% in order to more closely reflect actual forfeitures to date.  The effect of this change was a reduction in net loss of $78,572 for the 2006 year. During 2007, based on further analysis of forfeitures, the estimate for potential forfeitures was increased to 15% for grants awarded in August 2005, 10% for grants awarded in February 2006, and 30% for awards made during 2007.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor and its subsidiary, Sensitron, and should be read in conjunction with our audited financial statements for the years ended December 31, 2007 and 2006.  These financial statements are included in this report at Part II, Item 7, below.

SUMMARY OF OPERATING RESULTS
	Year ended
	Dec. 31, 2007	Dec. 31, 2006
Design, contract and testing revenue	$ 31,495	$ 101,781
Total operating costs and expenses	(2,515,837)	(2,658,839)
Net other income (expense)	25,873	44,222
Net loss	$ (2,458,469)	$ (2,512,836)
Basic and diluted loss per common share	$ (0.10)	$ (0.11)

Our revenue for the 2007 and 2006 years was from design, contract and testing services.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer.   Management does not anticipate that revenue will increase until we finalize a major contract.

Total operating costs and expenses decreased for 2007 when compared to 2006.  Included in 2007 operating costs and expenses was a charge of $299,798 taken for the impairment of long-lived assets. There was no impairment charge in 2006.  Administrative and marketing expenses decreased to $1,566,991 for 2007 compared to $2,006,364 for 2006 primarily due to reductions in litigation fees and compensation expense recognized according to SFAS No. 123(R) for share-based option compensation.  Research and development expense, cost of revenue and amortization of patents and proprietary technology expenses remained relatively the same for 2007 and 2006

Total net other income in 2007 and 2006 was primarily the result of interest income from the proceeds of the private placement offering, which were deposited in a savings account and sublease rent income from Handstands, Inc.

Reduced operating expenses in 2007 were offset by lower revenues, but resulted in a slightly smaller net loss and net loss per share in 2007 as compared to 2006.  Management expects operating expenses to increase in 2008 as development work accelerates.  While it is expected the additional investment made in these developments will result in the generation of revenues, there is no guarantee that operating losses will reduce in the short term.

The chart below presents a summary of our consolidated balance sheets at December 31, 2007 and 2006.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Dec. 31, 2007	Year ended Dec. 31, 2006
Cash and cash equivalents	$ 1,058,135	$ 768,220
Total current assets	1,092,292	802,291
Total assets	8,463,974	8,792,304
Total current liabilities	99,825	48,335
Deficit accumulated during the development stage	(11,252,051)	(8,793,582)
Total stockholders equity	$ 8,364,149	$ 8,743,969

Cash and cash equivalents increased in 2007 compared to 2006.  The increase is the net result of funds received from the private placement of our common stock, offset by cash used to fund operations.  Until our revenue increases, our cash and assets will decrease as we fund our operations.

Our non-current assets decreased at December 31, 2007 compared to 2006 due to adjustments for depreciation and amortization and the charge taken for impairment of our long-lived assets.  These assets include, after adjustment for the impairment charge, property and equipment valued at $792,535, patents and proprietary technology of $1,216,233, goodwill of $5,356,414, and long-term deposits of $6,500.

Total current liabilities increased at December 31, 2007, primarily as a result of deferred revenue of $50,000, which represents cash deposits provided us for services to be performed during 2008.

Factors Affecting Future Performance

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  We anticipate proceeds from our private placements completed in

March 2005 and June and September 2007 will fund our operations for at least the next six months; however, we expect that revenue will not increase until mid 2008.  In addition, if we decide to expand our business activities outside the automotive market in the next twelve months, we anticipate needing more than approximately $1,000,000 in additional funding.

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

▪

improve existing, and implement new, financial controls and systems, management information systems, operating, administrative, financial and accounting systems and controls,

▪

maintain close coordination between engineering,  programming, accounting, finance, marketing, sales and operations, and

▪

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this annual report we are required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  In order to achieve compliance with Section 404 of the Act within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which has been challenging.  We can not assure you as to our independent auditors’ conclusions at December 31, 2009 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that our independent auditors will not be able to conclude at December 31, 2009 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

21

Consolidated Balance Sheets – December 31, 2007 and 2006

22

Consolidated Statements of Operations for the Years Ended December 31, 2007

  and 2006 and for the Cumulative Period from February 24, 2004

  (Date of Emergence from Bankruptcy) through December 31, 2007

23

Consolidated Statements of Stockholders’ Equity for the Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through

  December 31, 2005 and for the Years Ended December 31, 2006 and 2007

24

Consolidated Statements of Cash Flows for the Years Ended December 31,

  2007 and 2006 and for the Cumulative Period from February 24, 2004

  (Date of Emergence from Bankruptcy) through December 31, 2007

25

Notes to Consolidated Financial Statements

26

HANSEN, BARNETT & MAXWELL, P.C.

A Professional Corporation

       CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. and subsidiaries (a development stage company) (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has not earned any appreciable revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2007 and 2006 and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Hansen Barnett & Maxwell, PC

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

April 14, 2008

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$ 1,058,135	$ 768,220
Accounts receivable	6,933	1,263
Deposits and prepaid expenses	27,224	32,808
Total Current Assets	1,092,292	802,291
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation
of $0 and $369,923	792,535	1,076,383
Patents and Proprietary Technology, net of accumulated
amortization of $0 and $417,634	1,216,233	1,550,716
Goodwill	5,356,414	5,356,414
Total Assets	$ 8,463,974	$ 8,792,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 15,588	$ 23,348
Accrued liabilities	34,237	24,987
Deferred revenue	50,000	-
Total Current Liabilities	99,825	48,335

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
24,792,887 shares and 23,292,887 shares issued and outstanding	24,792	23,292
Additional paid-in capital	17,791,493	14,324,756
Warrants and options outstanding	1,799,915	3,189,503
Deficit accumulated during the development stage	(11,252,051)	(8,793,582)
Total Stockholders' Equity	8,364,149	8,743,969
Total Liabilities and Stockholders' Equity	$ 8,463,974	$ 8,792,304

The accompanying notes are an integral part of these financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence
	For the Years		from Bankruptcy)
	Ended December 31,		through
	2007	2006	December 31, 2007

Design, Contract and Testing Revenue	$ 31,495	$ 101,781	$ 491,304

Operating Costs and Expenses
Amortization of patents and proprietary technology	152,968	152,967	570,602
Cost of revenue	11,093	7,954	113,344
Administrative and marketing expense	1,566,991	2,006,364	7,932,396
Research and development expense	484,987	491,554	1,455,956
Impairment of long-lived assets	299,798	-	299,798
Total Operating Costs and Expenses	2,515,837	2,658,839	10,372,096

Other Income and (Expenses)
Interest expense	-	-	(1,576,054)
Interest income	21,831	40,334	121,709
Sublease rent income	3,564	3,888	11,340
Other income	478	-	478
Gain on forgiveness of debt	-	-	71,268
Net Other Income (Expense)	25,873	44,222	(1,371,259)

Net Loss	$(2,458,469)	$(2,512,836)	$ (11,252,051)

Basic and Diluted Loss Per Common Share	$ (0.10)	$ (0.11)

Basic and Diluted Weighted-Average
Common Shares Outstanding	24,003,846	23,147,008

The accompanying notes are an integral part of these financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from February 24, 2004 (Date of Emergence from

Bankruptcy) through December 31, 2005 and for the Years Ended December 31, 2006 and 2007

					Deficit
					Accumulated
			Additional	Warrants and	During the	Total
	Common Stock		Paid-in	Options	Development	Stockholders'
	Shares	Amount	Capital	Outstanding	Stage	Equity
Balance-February 24, 2004 (Date of Emergence from Bankruptcy)	14,098,202	$ 14,098	$ 4,952,166	$ -	$ -	$ 4,966,264

Beneficial debt conversion option	-	-	1,500,000	-	-	1,500,000

Conversion of note payable, March 31 and May 19, 2004, $.50 per share	3,000,000	3,000	1,497,000	-	-	1,500,000

Issuance for consulting services, March 3 2004, $1.15 per share	100,000	100	114,580	-	-	114,680

Stock based compensation from 650,000 warrants issued
on March 3, 2004 for consulting services	-	-	-	731,328	-	731,328

Issuance for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC, A company
controlled by a stockholder, March 31, 2004, $ 1.21 per share	1,600,000	1,600	1,929,709	-	-	1,931,309

Issuance for compensation, November 24, 2004, $1.48 per share	1,200,000	1,200	1,774,800	-	-	1,776,000

Issuance of common stock at $ .77 per share
and 2,836,335 warrants at $0.61 per warrant for cash
net of $347,294 cash offering costs and 140,000 common
shares and 140,000 warrants, January through March 2005	2,976,335	2,976	1,977,294	1,926,937	-	3,907,207

Issuance of 30,000 warrants at $1.38 per warrant for
services rendered, July 2005	-	-	-	41,300	-	41,300

Issuance of common stock at $ 1.73 per share, as
compensation to director of company for
services rendered, August 2005	18,350	18	31,727	-	-	31,745
Net Loss	-	-	-	-	(6,280,746)	(6,280,746)
Balance – December 31, 2005	22,992,887	22,992	13,777,276	2,699,565	(6,280,746)	10,219,087

Employee compensation from stock options	-	-	-	827,718	-	827,718

Exercise of warrants, $0.70 per share, for cash, June 2006	300,000	300	547,480	(337,780)	-	210,000

Net loss	-	-	-	-	(6,280,746)	(6,280,746)
Balance - December 31, 2006	23,292,887	23,292	14,324,756	3,189,503	(8,793,582)	8,743,969
Issuance of common stock for cash at $1.00 per share, June 2007	1,000,000	1,000	999,000	-	-	1,000,000
Issuance of common stock for cash at $1.00 per share, September 2007	500,000	500	499,500	-	-	500,000
Employee compensation from stock options	-	-	-	578,649	-	578,649
Expiration of warrants, July through September 2007	-	-	1,968,237	(1,968,237)	-	-
Net loss	-	-	-	-	(2,458,469)	(2,458,469)
Balance – December 31, 2007	24,792,887	$ 24,792	$17,791,493	$ 1,799,915	$ (11,252,051)	$ 8,364,149

The accompanying notes are an integral part of these financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence
	For the Years		from Bankruptcy)
	Ended December 31,		through
	2007	2006	December 31, 2007
Cash Flows from Operating Activities:
Net loss	$ (2,458,469)	$ (2,512,836)	$ (11,252,051)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	165,566	164,283	535,489
Amortization of patents and proprietary technology	152,968	152,967	570,602
Impairment of long-lived assets	299,798	-	299,798
Issuance of common stock and warrants for services	-	-	2,695,053
Expenses paid by increase in convertible note payable	-	-	60,000
Amortization of discount on note payable	-	-	1,556,666
Stock-based compensation expense for employees	578,649	827,718	1,406,367
Changes in operating assets and liabilities:
Accounts receivable	(5,670)	(1,263)	(6,933)
Accounts payable	(7,761)	(18,389)	(192,519)
Accrued liabilities	9,250	(18,338)	31,745
Deferred revenue	50,000	-	(293,750)
Prepaid expenses	5,584	1,853	(27,224)
Deposits	-	-	(6,500)
Net Cash Used in Operating Activities	(1,210,085)	(1,404,005)	(4,623,257)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	(2,262)	(197,574)
Payments for patents	-	-	(43,626)
Payment for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	-	(2,262)	(506,200)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock warrants	1,500,000	210,000	5,617,207
Principal payments on notes payable – related parties	-	-	(460,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	-	-	583,334
Net Cash Provided By Financing Activities	1,500,000	210,000	6,185,541
Net Change in Cash and Cash Equivalents	289,915	(1,196,267)	1,056,084
Cash and Cash Equivalents at Beginning of Period	768,220	1,964,487	2,051
Cash and Cash Equivalents at End of Period	$ 1,058,135	$ 768,220	$ 1,058,315
Supplemental Cash flow Information:
Cash paid for interest	$ -	$ -	$ 16,888

The accompanying notes are an integral part of these financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Salt Lake City, Utah and is a development stage company. The Company’s development stage activities to date have included acquiring equipment and technology, obtaining financing and seeking manufacturing contracts. The Company’s planned operations, which have not yet commenced at a commercial level, are in designing, engineering, and manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2007, the Company had not begun any commercial manufacturing.

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

Business Condition – The Company suffered losses of $2,458,469 and $2,512,836 and used cash in operating activities of $1,210,085 and $1,404,005 during the years ended December 31, 2007 and 2006, respectively.  At December 31, 2007, the Company had accumulated a deficit of $11,252,051. The Company is in the development stage, has not earned any appreciable revenue during the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company may not make significant progress towards obtaining manufacturing contracts for its sensor technology within the next six months and the Company may not realize significant revenues or become profitable within the next twelve months. Reaching profitable operations may require the Company to obtain additional financing. Through December 31, 2007, the Company met its short-term cash needs through proceeds from common stock and warrants issued in a $3,980,207 private placement offering during 2005 and two private placements totaling $1,500,000 in 2007. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock. However, there can be no assurance that plans to obtain financing will be completed, or that such sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to the Company.

Property and Equipment – Property and equipment are stated at cost.  Additions and major improvements are capitalized while maintenance and repairs are charged to operations.  Upon trade-in, sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) Statement No. 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29. Beginning on January 1, 2006, the Company recognizes gains or losses upon the trade-in of property and equipment based upon the difference between the fair value and the depreciated cost of the assets on the dates exchanged for those transactions with commercial substance. Commercial substance is defined as a transaction in which the future cash flows of the Company are expected to change significantly as a result of the exchange. Through December 31, 2005 and before the adoption of SFAS Statement No. 153, no gain or loss was recognized upon the trade-in of property or equipment. As there were no trade-ins of property or equipment during the years ended December 31, 2006 and 2007, there were no effects on the financial statements as a result of adoption of SFAS Statement No. 153.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable.  When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  The impairment test conducted at December 31, 2007 resulted in a $299,798 impairment of long-lived assets.  The analysis compared the present value of projected revenues for the next three years against the carrying value of the long-lived assets.  The result of the valuation analysis showed an impairment of long-lived assets, as their carrying values exceeded the present value of the projected revenues.  The resultant impairment charge is identified as a line item in the consolidated statement of operations and was applied ratably on the balance sheet to each class of property and equipment and patents and proprietary technology.  Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. Estimated useful lives of patents and proprietary technology range from 5 to 15 years.  The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  The impairment analysis at December 31, 2007 resulted in an impairment charge, as stated in the above section, which was ratably applied to the property and equipment and the intangible assets.

Research and Development – Research and development costs are recognized as expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually or when a triggering event occurs using a fair value approach. A fair-value-based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its net assets. This test requires various judgments and estimates. The fair value of the Company is determined using the market value of the Company’s common stock. The fair value of the Company is allocated to the Company’s assets and liabilities based on their fair values with the excess fair value allocated to goodwill. An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value. No impairment of goodwill was recognized during the years ended December 31, 2007 or 2006

Revenue Recognition – Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided or goods delivered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue from the sale of products is recorded at the time of shipment to the customers.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contracts are met and then recognized as licensing royalty revenue over the remaining term of the contracts.

Stock-Based Compensation – In December 2004, the FASB issued Statement No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No.123R”).  SFAS No. 123R supersedes APB 25 and requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.  Under APB 25, no compensation was recorded in earnings for the Company’s stock-based options granted under the 2005 Stock Incentive Plan (the “Plan”).  Under SFAS No. 123R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period.  On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, for its share-based compensations plans and began recognizing the unvested portion of employee compensation from stock options and awards equal to the unamortized grant-date fair value over the remaining vesting period.  Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.  For the years ended December 31, 2007 and 2006, the Company recognized expense for stock-based compensation under SFAS No. 123R of $578,649 and $827,718, respectively.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share – Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and common equivalents outstanding during the period.  At December 31, 2007 and  2006, there were warrants outstanding to purchase 350,000 and 3,356,665 shares of common stock, respectively. These warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS 157 on the financial statements and anticipates that the statement will not have a significant impact on the reporting of its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the financial statements and anticipates that the statement will not have a significant impact on the reporting of its financial position and results of operations.

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $165,566 and $164,283 for the years ended December 31, 2007 and 2006, respectively.  Property and equipment, equipment at December 31, 2007, following the writedown for the impairment charge, and at December 31, 2006, consists of the following

December 31,	2007	2006
Machinery and equipment	$718,806	$1,250,406
Office equipment	55,411	141,659
Furniture and fixtures	17,761	42,712
Software	557	11,529
Total Property and Equipment	792,535	1,446,306
Less: Accumulated depreciation	-	(369,923)
Net Property and Equipment	$792,535	$1,076,383

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2007, following the charge for impairment, and at December 31, 2006 were as follows:

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Gross Carrying	Accumulated	Net Carrying
December 31, 2007	Amount	Amortization	Amount
Patents	$ 202,377	$ -	$ 202,377
Proprietary technology	1,013,856	-	1,013,856
Total Amortizing Intangible Assets	$ 1,216,233	$ -	$ 1,216,233

	Gross Carrying	Accumulated	Net Carrying
December 31, 2006	Amount	Amortization	Amount
Patents	$ 322,773	$ (65,334)	$ 257,439
Proprietary technology	1,645,577	(352,300)	1,293,277
Total Amortizing Intangible Assets	$ 1,968,350	$ (417,634)	$ 1,550,716

Patent amortization was $24,859 and $24,858 for the years ended December 31, 2007 and 2006, and amortization related to proprietary technology was $128,109 and $128,109 for the same periods respectively.  Patent and proprietary technology amortization is charged to operations.

Estimated aggregate amortization expense for each of the next five years is $152,948 each year.

Goodwill – Intangible assets not subject to amortization as of December 31, 2007 and 2006 consisted of goodwill with a net carrying value of $5,356,414.

During 2004, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the value of the Company’s goodwill and patents at the date of emergence from bankruptcy and the fair value of the proprietary technology at its purchase date.  The appraisal was completed during 2005.  The Company continues to provide an evaluation of the fair value of its intangible assets using similar methods.

NOTE 3 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2007 and 2006, respectively.  The components of the net deferred tax asset as of December 31, 2007 and 2006, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2007	2006
Operating loss carry forwards	$ 12,861,239	$ 11,602,264
Property and equipment	43,475	(350)
Patents and proprietary technology	114,348	34,456
Stock-based compensation	524,575	308,739
Total Deferred Tax Assets	$ 13,543,637	$ 11,945,109
Valuation allowance	(13,543,637)	(11,945,109)
Net Deferred Tax Asset	$ -	$ -

Federal and state net operating loss carryforwards at December 31, 2007 and 2006 were $32,651,049 and $31,105,104, respectively.  Although net operating losses begin to expire in the year 2020, those carry forwards will be limited or unavailable, under the tax laws, due to a change of greater than 50% in ownership of the Company on February 24, 2004.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2007 and 2006, respectively:

For the Years Ended December 31,	2007	2006
Tax at statutory rate (34%)	$ (835,879)	$ (854,364)
Non-deductible expenses	879	1,233
Change in valuation allowance	916,130	936,055
State tax benefit, net of federal tax effect	(81,130)	(82,924)
Provision for Income Taxes	$ -	$ -

NOTE 4 – COMMON STOCK

Private Placement of Common Stock and Warrants – From January 25, 2005 through March 31, 2005, the Company issued 2,836,335 shares of common stock and warrants to purchase 2,836,335 shares of common stock at $3.00 per share from October 1, 2005 through September 30, 2007 in a private placement offering. The Company realized proceeds of $3,907,207, net of $347,294 of cash offering costs. As part of this private placement, the Company also issued the placement agent 140,000 shares of common stock and 140,000 warrants exercisable at $3.00 per share for the agent’s services in connection with the offering. The fair value of the warrants issued was $4,047,816 as estimated by the Company using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.58%; volatility of 200%; estimated life of two years; and dividend yield of 0%. The net proceeds were allocated to the shares of common stock and the warrants based upon their relative fair values and resulted in allocating $1,980,271 to the shares of common stock and $1,926,937 to the warrants.  All outstanding warrants issued in this transaction have expired.

An investor may not exercise the warrants if the exercise of the warrants would cause the investor to own more than 4.99% of the then issued and outstanding common stock of the Company. If the closing bid price of the Company’s common stock is greater than $4.00 per share for five consecutive trading days after October 1, 2005, the Company may call the warrants, in whole or in part, for no consideration, which would require the investor to either exercise the warrants within fifteen trading days or forfeit the warrants.

Two additional private placements of common stock were completed during 2007.  The Company issued 1,500,000 shares of common stock resulting from these transactions.  In the first transaction, completed in June 2007, the Company realized $1,000,000 for the placement of 1,000,000 shares of common stock at $1.00 per share.  In September 2007, the Company received an additional $500,000 for the placement of 500,000 shares of common stock at $1.00 per share.  The cumulative $1,500,000 received by the Company represented net proceeds from these transactions, as there were no fees connected to either of the private placements.

SB-2 Registration – On August 4, 2005, the Company registered 8,932,670 shares of common stock, including 3,656,335 warrants to purchase common stock at some future date.  The Company registered 5,952,670 shares related to the private placement in March 2005, 30,000 warrants to purchase common stock held by Investors Stock Daily, Inc., 650,00 warrants to purchase common stock held by Summit Resource  Group, and an additional 2,300,000 shares held by certain investors.  The Company filed a post effective amendment extending this registration on October 10, 2006.  This registration statement is no longer effective

Exercise of Warrants – On June 27, 2006, the Company issued 300,000 shares of common stock upon the exercise of warrants at $0.70 per share by Summit Resource Group. The Company received $210,000 from the exercise of the warrants.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of warrants outstanding for the years ended December 31, 2007 and 2006:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding at January 1, 2006	3,656,335	2.59	2.00
Exercised	(300,000)	0.70	2.68
Outstanding at December 31, 2006	3,356,335	2.76	0.89
Expired	(3,006,335)	2.99	-
Outstanding at December 31, 2007	350,000	0.80	1.17

NOTE 5 – STOCK OPTION PLANS

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

On August 25, 2005, the Company granted options to employees to purchase an aggregate 1,159,000 shares of common stock at an exercise price of $1.91 per share. These options vest over three years on either the employee’s employment anniversary date or on the anniversary date specified in the grant, and expire 10 years from date of grant.  The Company used the following assumptions in estimating the fair value of the options granted on August 25, 2005: market value at time of issuance - $1.73; expected term – 8 years; risk-free interest rate – 4.18%; dividend yield – 0%; and expected volatility – 200%.  Using these assumptions, the options granted have a weighted-average fair value of $1.72 per share.

On February 27, 2006, the Company granted employee options to purchase an aggregate 75,000 shares of common stock at an exercise price of $2.07 per share. The options vest over three years on the employee’s employment anniversary and expire 10 years from date of grant.  The Company used the following assumptions in estimating the fair value of the options granted on February 27, 2006: market value at time of issuance - $2.00; expected term – 7 years; risk-free interest rate – 4.26%; dividend yield – 0%; and expected volatility – 200%. Using these assumptions, the options granted have a weighted-average fair value of $1.99 per share.

During September 2006, the Company changed accounting estimates related to potential forfeitures of options under the Plan from 0% to 7% in order to more closely reflect actual forfeitures to date.  During 2007, based on further analysis of forfeitures, the estimate for potential forfeitures was increased to 15% for grants awarded in August 2005, 10% for grants awarded in February 2006, and 30% for awards made during 2007.

On February 8, 2007, the Company granted employee options to purchase an aggregate 382,000 shares of common stock at an exercise price of $1.18 per share. The options vest on the anniversary of the grant date and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on February 8, 2007: market value at time of issuance - $1.45; expected term– 6 years; risk-free interest rate – 4.86%; dividend yield – 0%; and expected volatility – 200%. Using these assumptions, the options granted have a weighted-average fair value of $1.43 per share.

On June 4, 2007, the Company granted an employee options to purchase an aggregate 300,000 shares of common stock at an exercise price of $1.38 per share. The options vest on the anniversary of the grant date and expire on August 25, 2015, which is

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on June 4, 2007: market value at time of issuance - $1.13; expected term– 6 years; risk-free interest rate – 4.93%; dividend yield – 0%; and expected volatility – 200%. Using these assumptions, the options granted have a weighted-average fair value of $1.11 per share.

On October 18, 2007, the Company granted an employee options to purchase an aggregate 75,000 shares of common stock at an exercise price of $1.26 per share. The options vest on the anniversary of the grant date and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on October 18, 2007: market value at time of issuance - $109; expected term – 6 years; risk-free interest rate – 4.93%; dividend yield – 0%; and expected volatility – 200%. Using these assumptions, the options granted have a weighted-average fair value of $1.08 per share.

During the years ended December 31, 2007 and 2006, the Company recognized $578,649 and $827,718 of stock-based compensation expense, respectively. The transitional effects of adoption of SFAS 123R was an increase in net loss and basic and diluted loss per share for the years ended December 31, 2006 of  $827,718 ($0.04 per share)..  There were no effects on cash flows from operating activities or financing activities from the adoption. There were 1,607,000 and 1,150,000 employee stock options outstanding at December 31, 2007 and 2006, respectively.  A summary of all employee options outstanding and exercisable under the plan as of December 31, 2007, and changes during the year then ended is set forth below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Life (Years)	Value
Outstanding at beginning of year	1,150,000	$ 1.92
Granted	757,000	1.27
Expired	(90,000)	1.91
Forfeited	(210,000)	1.53
Outstanding at end of year	1,607,000	$ 1.66	7.68	$ -
Exercisable at end of year	793,000	$ 1.92	7.67	$ -

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2006, and changes during the year then ended is set forth below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Life (Years)	Value
Outstanding at beginning of year	1,159,000	$ 1.91
Granted	75 ,000	2.07
Expired	(28,000)	1.91
Forfeited	(56,000)	1.91
Outstanding at end of year	1,150,000	$ 1.92	8.69	$ -
Exercisable at end of year	551,000	$ 1.91	8.65	$ -

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007, there was approximately $258,413 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 1.61 years.

NOTE 6 – LEASE COMMITMENT

Effective March 31, 2004, the Company agreed to sub-lease offices and a manufacturing facility in which the Company’s acquired equipment is located, with monthly lease payments of $5,500 plus common area maintenance fees.  The lease expired in September 2004.  During July 2004, the Company entered into a new five-year lease agreement with average monthly payments including prescribed common area fees of $8,718, with a 2% annual increase in lease payments.  Rent expense over the term of the lease is recognized on a straight-line basis over the term of the lease.  Rent expense of $110,678 and $104,616 was charged to operations for the years ended December 31, 2007 and 2006, respectively.  Total future annual minimum rent payments as of December 31, 2007 are as follows:

Year Ending December 31:
2008	$ 106,619
2009	80,894
$ 187,513

NOTE 7 – RELATED PARTY MANUFACTURING CONTRACT

In September 2005, the Company entered into a manufacturing agreement with R&D Products, LLC, a Utah limited liability company, doing business in Midvale, Utah.  For the purpose of this contract, management considers R&D Products to be a Related Party because a controlling member of R&D Products, LLC is also a non-controlling interest shareholder of Flexpoint Sensor Systems, Inc.  R&D Products has developed a mattress with multiple air chambers that uses the Company’s Bend Sensors® and the Company has agreed to manufacture the Bend Sensors® for the mattresses.  The initial order is for 30,000 Bend Sensors® to be used to begin manufacture of 1,000 mattresses.  R&D Products deposited $50,000 with the Company in the 4th quarter of 2007 related to this contract.  Upon receipt of an additional $50,000, the Company will begin production of the initial prototypes under this agreement.  The additional $50,000 payment was received by the Company subsequent to year-end.  The realization of the manufacturing and sales of the Bend Sensors® is dependent upon R&D Products selling either their bed technology directly or licensing their technology to a third party.  There are no guarantees that R&D will make such sales in such quantities to meet the demands of this contract.

NOTE 8 – LEGAL PROCEEDINGS

On January 20, 2006, Sensitron, Inc., the Company’s wholly owned subsidiary, filed a complaint in the United States District Court for the District of Utah, Central Division, against Michael W. Wallace, d/b/a Pure Imagination, seeking patent rights for a patent and patent application that Mr. Wallace filed with the United States Trademark and Patent Office.  Mr. Wallace assisted Sensitron with the development of certain software to be used in combination with our Bend Sensor® technology related to the SEAT MAT™ system.  Mr. Wallace failed to deliver the source code to Sensitron and failed to list our employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  Sensitron is seeking a copy of the source code and ownership of the patent or correction of the patent and patent application to add the appropriate co-inventors. Sensitron is also seeking unspecified damages along with its costs and attorneys’ fees.  As of December 31, 2007, this action was still pending in the United States District Court.

On July 3, 2001, Flexpoint Sensor Systems, Inc. filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  The petition was filed in the United States Bankruptcy Court for the District of Utah, File No. 01-29577JAB.  On February 24, 2004, the bankruptcy court confirmed the plan of reorganization. In the bankruptcy proceeding, the Company objected to the $1,700,000 claim made by Delco Electronics, Inc (Delphi) and asserted that Delphi is precluded by the terms of the agreement from any financial recovery due to its breach of the sponsorship agreement.  Other potential claims are breach of contract, breach of fiduciary duties owed to Flexpoint, Inc. pursuant to the contract, and intentional and negligent interference with Flexpoint, Inc.’s contractual and business relationship with General Motors.   As of this date, neither party is actively pursuing this action.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with our independent accountant during the last two fiscal years.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors in the last quarter than has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report

Changes in internal control over financial reporting.  There have been no changes in internal control over financial reporting.

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

Name	Age	Position Held	Director Term of Office
Clark M. Mower	61	President, CEO and Director	Until next annual meeting
John A. Sindt	63	Chairman of the Board and Principal Finance and Accounting Officer	Until next annual meeting
Byron E. Allen	39	Vice President of Sales & Marketing
Ruland J. Gill, Jr.	62	Director	Three year term until Nov. 2008

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

Byron E. Allen - Prior to accepting the position of VP of Sales and Marketing for Flexpoint in June 2007, Mr. Allen was VP of International Sales for Icon Health & Fitness, the world’s largest manufacturer and seller of indoor fitness equipment.  In this role Mr. Allen was responsible for all sales outside of North America. In his 3.5 yrs with Icon, Mr. Allen grew international sales from $80 to $120 million.  Prior to that, Mr. Allen spent more than 8 years with

Iomega Corporation. During his tenure with Iomega he served in many different sales capacities ranging from OEM Business Development Manager to OEM Sales Manager.

Ruland J. Gill, Jr. - Mr. Gill is Vice President of Government Affairs and Senior Attorney for Questar Corporation (NYSE: STR), where he has worked since 1973.  He was appointed as a Director of Sensitron in February 2005.  In November 2005 he was elected to serve a three year term as director.  In addition to his professional career, Mr. Gill has held several important positions including President of the Utah Petroleum Association, and Trustee of the Rocky Mountain Mineral Law Foundation.  He is also a current Board member of Prime Snax, a privately held company.

AUDIT COMMITTEE

Our audit committee consists of Messrs. Mower and Gill, with Mr. Gill serving as Chairman.  Our audit committee has a charter and management believes Mr. Gill qualifies as an audit committee financial expert because of his extensive experience in finance.   Based upon the definition of independent director under NASD Rule 4200(a)(15), Mr. Gill  is independent of management.  However, Mr. Mower is not independent of management.

CODE OF ETHICS

We adopted a Business Ethics and Code of Conduct in November 2000.  Upon written request we will provide a copy of the Business Ethics and Code of Conduct to any person without charge.  Address your request to:

Shareholder Communications

Flexpoint Sensor Systems, Inc.

106 West Business Park Drive

Draper, Utah 84020

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2007, we believe that all required reports were filed as required by the SEC.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Objectives

Our compensation philosophy is to align executive compensation with the interests of stockholders, attract, retain and motivate a highly competent team of executives, and link pay to performance.

Base Salary

Base salaries for our executives depend on the scope of their responsibilities and their performance.  Base salary is designed to compensate the executives for services rendered during the year.  These salaries are compared to amounts paid to the executive’s peers outside our Company.  As we have not yet established a Compensation Committee, salary levels are typically reviewed annually by the Board of Directors performance review process, with increases based on the assessment of the performance of the executive.

Long-term Compensation

The Board of Directors determined that long-term incentive compensation would be in the form of stock options granted.  We have a stock option plan and implemented which has been approved by the shareholders to provide long-term compensation to directors and employees of the company.

Perquisites

The only material perquisite provided to our executive officers is reimbursement for use of a personal automobile while engaged on company business.

Retirement Benefits

As a development stage company, we have no retirement benefits currently in place.  It is the intent of the company to add such benefits at a future date.

Employee agreements

We have not entered into employment contracts with our executive officers and their compensation is determined at the discretion of our board of directors.

SUMMARY COMPENSATION TABLE

Compensation

The following table shows the compensation paid to our principal executive officer, principal financial officer, and our most highly compensated executive officer for the last three fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO and Director	2007 2006 2005	$154,500 $154,500 $143,750	0 0 0	0 0 0	$143,389 0 $516,843	0 0 0	0 0 0	0 0 0	$297,889 $154,500 $660,593
John A. Sindt, Principal Financial Officer and Director.	2007 2006 2005	$ 12,000 $123,600 $115,000	0 0 0	0 0 0	0 0 $310,107	0 0 0	0 0 0	0 0 0	$ 12,000 $123,600 $425,107
Byron E. Allen, VP-Sales & Mktg.	2007	$75,833 (1)	0	0	$334,377	0	0	0	$410,210

(1)

 Represents compensation from Mr. Allen’s hire date of June 1, 2007.

(2)

Represents value of options granted computed in accordance with FAS 123R.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to the above named executive officers as of December 31, 2007.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exercise Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market Or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Clark M. Mower, CEO, President and Director	300,000	100,000 (1)	0	$1.91 $1.18	12/31/15 8/25/15	0	0	0	0
John A. Sindt, Principal Financial Officer and Director	180,000	0	0	$1.91	12/31/15	0	0	0	0
Byron E. Allen, VP-Sales & Mktg.	0	300,000 (2)	0	$1.38	8/25/15	0	0	0	0

(1)

Options for 100,000 shares vest on February 8, 2008.

(2)

Options for 100,000 shares vest on June 4, 2008; options for 100,000 shares vest on June 4, 2009; options for 100,000 shares vest on June 4, 2010.

Termination and Change of Control Payments

The Company does not currently have employment agreements with its executive officers and there are no agreements providing for severance should a change of control take place

DIRECTOR COMPENSATION

Cash Compensation Paid to Board Members

We have not paid any compensation to our directors during the fiscal year ended December 31, 2007.  We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2007.  This chart also includes individual compensation arrangements described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,607,000	$ 1.66	893,000
Equity compensation plans not approved by security holders	350,000	$ 0.80	0
Total	1,957,000	$ 1.51	893,000

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

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 24,792,887 shares of common stock outstanding as of March 22, 2008, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
First Equity Holdings Corp. First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, Utah 84106	5,842,858 (1)	23.6

(1) Includes 600,000 shares held by an officer of First Equity Holdings Corp.

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Clark M. Mower 106 West Business Park Drive Draper, Utah 84020	1,205,000 (1)	4.8
John A. Sindt 106 West Business Park Drive Draper, Utah 84020	1,611,326 (2)	6.5
Ruland J. Gill, Jr. 106 West Business Park Drive Draper, Utah 84020	235,017 (3)	1.0
Directors and officers as a group	3,051,343	12.3

(1)

Represents 655,000 shares, warrants to purchase 150,000 shares and vested options to purchase 400,000 shares.

(2)

Represents 1,233,338 held by Mr. Sindt, 180,000 vested options and he has investment power with respect to 197,988 shares.

(3)

Represents 18,350 shares, 163,120 shares held in a family trust and warrants to purchase 216,667 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PARTIES

In September 2007, Mr. Clark Mower, our President, Chief Executive Officer and Director, and Mr. John Clayton, a major shareholder, each purchased 100,000 shares of common stock through a private placement.  The stock was issued at a price of $1.00 per share, consistent with the pricing of the other participant in the private placement.

DIRECTOR INDEPENDENCE

We believe Ruland J. Gill, Jr. and Kevin A. Howard are independent directors as defined under NASD Rule 4200(a)(15).

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

20.2

Audit Committee Charter (Incorporated by reference to Schedule 14A, filed October 27, 2005)

21.1

Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21.1 to Form 10-KSB filed March 15, 2006)

31.1

Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of John A. Sindt pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

ACCOUNTANT FEES

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accountant, Hansen Barnett & Maxwell, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that firm.

	2007	2006
Audit fees	$ 26,051	$ 48,592
Audit-related fees	0	0
Tax related fees	$ 1,600	$ 3,341
All other fees	0	0

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

Date: April 15, 2008

By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 2008

By: /s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date:  April 15, 2008

By: /s/ John A. Sindt

John A. Sindt

Chairman of the Board, and

Principal Finance and Accounting Officer

Date:  April 15, 2008

By: /s/Rulund J. Gill, Jr.

Rulund J. Gill, Jr.

Director