Form 10-Q
period 2008-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2008-05-15
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For quarterly period ended March 31, 2008

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: No. 0-24368

FLEXPOINT SENSOR SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0620425
(State of incorporation)	(I.R.S. Employer Identification No.)

106 West Business Park Drive, Draper, Utah  84020

(Address of principal executive offices)

801-568-5111

(Registrant’s telephone number)

The registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes  [   ]     No  [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [X]   No  [  ]

The number of shares outstanding of the registrant’s common stock was 24,792,887 as of May 14 , 2008.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2008 and

    December 31, 2007

3

             Condensed Consolidated Statements of Operations (Unaudited) for the Three

                   Months Ended March 31, 2008 and 2007 and for the Cumulative Period from

                   February 24, 2004 (Date of Emergence from Bankruptcy) through March 31, 2008

4

             Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three

                  Months Ended March 31, 2008 and 2007 and for the Cumulative Period from

                  February 24, 2004 (Date of Emergence from Bankruptcy) through March 31, 2008

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3. Quantitative and Qualitative Disclosures About Market Risk

15

Item 4. Controls and Procedures

15

PART II: OTHER INFORMATION

Item 6.  Exhibits

 16

Signatures

17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2008, the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2008 and 2007is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of results to be expected for any subsequent period.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$ 824,657	$ 1,058,135
Accounts receivable	15,875	6,933
Prepaid expenses	55,785	27,224
Total Current Assets	896,317	1,092,292
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation
of $38,057 and $0	754,478	792,535
Patents and Proprietary Technology, net of accumulated
amortization of $35,091 and $0	1,181,141	1,216,233
Goodwill	5,356,414	5,356,414
Total Assets	$ 8,194,850	$ 8,463,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 22,256	$ 15,588
Accrued liabilities	111,662	34,237
Deferred revenue	100,000	50,000
Total Current Liabilities	233,918	99,825

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
24,792,887 shares issued and outstanding for each period	24,792	24,792
Additional paid-in capital	17,791,493	17,791,493
Warrants and options outstanding	1,915,108	1,799,915
Deficit accumulated during the development stage	(11,770,461)	(11,252,051)
Total Stockholders' Equity	7,960,932	8,364,149
Total Liabilities and Stockholders' Equity	$ 8,194,850	$ 8,463,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence)
	For the Three Months		from Bankruptcy)
	Ended March 31,		through
	2008	2007	March 31, 2008

Design, Contract and Testing Revenue	$ 12,733	$ 10,734	$ 504,037

Operating Costs and Expenses
Amortization of patents and proprietary technology	(35,091)	(38,242)	(605,694)
Cost of revenue	(3,099)	(3,412)	(116,442)
Administrative and marketing expense	(388,394)	(471,402)	(8,320,790)
Research and development expense	(109,954)	(112,766)	(1,565,910)
Impairment of long-lived assets	-	-	(299,798)
Total Operating Costs and Expenses	(536,538)	(625,822)	(10,908,634)

Other Income and Expenses
Interest expense	-	-	(1,576,054)
InteresIInterest income	5,395	3,556	127,104
Sublease rent income	-	972	11,340
Other income	-	-	478
Gain on forgiveness of debt	-	-	71,268
Net Other Income (Expense)	5,395	4,528	(1,365,864)

Net Loss	$ (518,410)	$ (610,920)	$ (11,770,461)

Basic and Diluted Loss Per Common Share	$ (0.02)	$ (0.03)

Basic and Diluted Weighted-Average
Common Shares Outstanding	24,792,887	23,292,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence)
	For the Three Months		from Bankruptcy)
	Ended March 31,		through
	2008	2007	March 31, 2008
Cash Flows from Operating Activities:
Net loss	$ (518,410)	$ (610,920)	$ (11,790,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,057	41,097	573,546
Amortization of patents and proprietary technology	35,091	38,242	605,693
Impairment of long-lived assets	-	-	299,798
Issuance of common stock and warrants for services	-	-	2,695,053
Expenses paid by increase in convertible note payable	-	-	60,000
Amortization of discount on note payable	-	-	1,556,666
Stock-based compensation expense for employees	115,193	176,181	1,521,560
Changes in operating assets and liabilities:
Accounts receivable	(8,943)	(2,524)	(15,876)
Prepaid expenses	(28,560)	7,145	(55,784)
Accounts payable	6,669	(380)	(185,850)
Accrued liabilities	77,425	60,384	109,170
Deferred revenue	50,000	-	(243,750)
Deposits	-	-	(6,500)
Net Cash Used in Operating Activities	(233,478)	(290,775)	(4,856,735)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	-	(197,574)
Payments for patents	-	-	(43,626)
Payment for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	-	-	(506,200)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	-	5,617,207
Principal payments on notes payable - related parties	-	-	(460,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	-	-	583,334
Net Cash Provided by Financing Activities	-	-	6,185,541
Net Change in Cash and Cash Equivalents	(233,478)	(290,775)	822,606
Cash and Cash Equivalents at Beginning of Period	1,058,135	768,220	2,051
Cash and Cash Equivalents at End of Period	$ 824,657	$ 477,445	$ 824,657
Supplemental Cash Flow Information: Cash paid for interest	$ -	$ -	$ 16,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the “Company”).  These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2007, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using flexible potentiometer technology. The Company is in the development stage as planned operations have not commenced. Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking manufacturing contracts. During the three months ended March 31, 2008, the Company entered into new manufacturing agreements which are described in Note 3.  Even though the Company is making strides forward with its business plan, it is likely that significant progress may not occur within the next four to six months.  Accordingly, the Company may not realize significant revenues or become profitable within the next twelve months, which would require additional financing to fund its long-term cash needs. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential of common shares outstanding during the period.  At March 31, 2008, there were outstanding options and warrants to purchase 1,957,000 shares of common stock.  At March 31, 2007, there were outstanding options and warrants to purchase 4,878,335 shares of common stock.  These options and warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

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

The Company utilizes the Black-Scholes option-pricing model for calculating the fair value  for financial reporting purposes under SFAS No. 123R.  This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock.  Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company’s common stock has limited trading history.  Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options

On February 8, 2007, the Company granted employee options to purchase an aggregate 382,000 shares of common stock at an exercise price of $1.18 per share.  The options vest on the anniversary of the grant date and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on February 8, 2007; market value at time of issuance - $1.45; expected holding period – 6 years; risk-free interest rate – 4.86%; dividend yield – 0%; and expected volatility – 200%.  Using these assumptions, the options granted have a weighted-average fair value of $1.43 per share.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three month periods ended March 31, 2008 and 2007, the Company recognized $115,193 and $176,181  of stock-based compensation expense, respectively. There were 1,607,000 employee stock options outstanding at March 31, 2008.  A summary of all employee options outstanding and exercisable under the plan as of March 31, 2008, and changes during the three months then ended is set forth below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Life (Years)	Value
Outstanding at beginning of period	1,607,000	$ 1.66	7.68	$ -
Granted	-	-
Expired	-
Forfeited	-
Outstanding at end of period	1,607,000	$ 1.66	7.43	$ -
Exercisable at end of period	1,120,000	$ 1.74	7.43	$ -

As of March 31, 2008, there was approximately $209,238 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 1 year.

NOTE 3 – RELATED PARTY MANUFACTURING CONTRACT

In September 2005 the Company entered into a manufacturing agreement with R&D Products, LLC, a Utah limited liability company, doing business in Midvale, Utah.  For the purpose of this contract, management considers R&D Products to be a related party because a controlling member of R&D Products, LLC is also a non-controlling interest shareholder of Flexpoint Sensor Systems, Inc.  R&D Products has developed a mattress with multiple air chambers that uses the Company’s Bend Sensors® and the Company has agreed to manufacture the Bend Sensors® for the mattresses.  The initial order is for 30,000 Bend Sensors® to be used to begin manufacture of 1,000 mattresses.  R&D Products has deposited with Flexpoint the sum of $100,000 to begin work on the initial production order of 20 medical beds.  However, the realization of the manufacture and sales of the Bend Sensors® is dependent upon R&D Products selling either their bed technology directly or licensing their technology to a third party.  There are no guarantees that R&D will make such sales in such quantities to meet the demands of this contract.

In this quarterly report references to “we,” “us,” and “our” refer to Flexpoint Sensor Systems, Inc. and its subsidiaries.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In March 2008 the Company reached a development agreement with Auto Electronic Corporation (“AEC”) to mutually develop, manufacture, market, and sell automotive products utilizing Bend Sensor® technology.  AEC, a South Korean auto parts supplier, has a strong relationship with Hyundai-Kia Motors, as well as other Tier 1 automotive suppliers and manufacturers.  AEC intends to promote new and existing applications to automotive manufacturers and parts suppliers including Hyundai-Kia, the sixth largest auto manufacturer in the world.  In addition, under the agreement AEC and Flexpoint will cooperatively work toward development of other applications utilizing the Bend Sensor® technology for which the company sees a market.

Finalizing a major contract with a customer remains our greatest challenge because our on-going business is dependent upon finalizing this type of contract. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our products to the market.  Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next six to eight months.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable during 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract and testing services and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next twelve months.  For the past twelve months we have relied on proceeds from the private placement we completed in June and September of 2007 to satisfy our cash requirements.  In these private placements we issued an aggregate of 1,500,000 shares of common stock at a price of $1.00 per share.  We realized net proceeds of $1,500,000 from this private placement that we have used to fund continuing operations and business development.

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

We also may receive additional funds in the future from the exercise of warrants.  As of March 31, 2008 we have outstanding warrants to purchase an aggregate of 350,000 shares and we may receive an additional $280,000 if those warrants are exercised.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at March 31, 2008 consist of our operating lease and total current liabilities of $233,918. The operating lease has average monthly payments of $8,796, including common area maintenance and a 2% annual increase.  The total future minimum payments under this lease as of March 31, 2008 were $159,842.

Our total current liabilities include accounts payable of $22,256 related to normal operating expenses, including health insurance, utilities, production supplies and travel expense, expenses for professional fees regarding audit fees and legal fees related to the defense of patent rights.  Accrued liabilities at March 31, 2008, were $211,662 and were related to deferred revenue, payroll, payroll tax liabilities, accrued audit and tax expenses, accrued lease expense and accrued paid time off, our combination vacation-sick leave policy.

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

We annually test goodwill for impairment or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors.  The goodwill impairment test conducted at December 31, 2007 identified a loss of $299,798 which was recognized at that date.

We account for stock options under Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006.  Statement 123(R) requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the three month periods ended March  31, 2008 and 2007 we recognized $115,193 and $176,181, respectively, of stock-based compensation expense for our stock options and there was approximately $209,238 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 1 year.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three month periods ended March 31, 2008 and 2007.  These financial statements are included in this report at Part I, Item 1, above.

	Three month period ended March 31, 2008 March 31, 2007
Design, contract and testing revenue	$ 12,733	$ 10,734
Total operating costs and expenses	(536,538)	(625,822)
Net other income (expense)	5,395	4,528
Net loss	(518,410)	(610,920)
Basic and diluted loss per common share	$ (0.02)	$ (0.03)

Our revenue for the 2008 and 2007 interim periods was from design, contract and testing services.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer.

The increase in revenue for the three month period ended March 31, 2008 compared to the  three month period ended March 31, 2007 was the result of increases in revenue from design engineering work.  Management does not anticipate that revenues will significantly increase until we finalize a major contract.

Total operating costs and expenses decreased for the 2008 three month period when compared to the 2007 three month period.  The majority of the decrease is the result of lower non-cash stock-based compensation charges which were partially offset by increased administrative and marketing expense resulting from the hiring of additional personnel.  Administrative and marketing expenses for the 2008 first quarter were $388,394, a decrease of $83,008 over the $471,402 for the 2007 first quarter.  It is expected that administrative and marketing expenses will continue to increase due to additional travel and legal expenses related to the pursuit of technology and license agreements.  Research and development expenses remained relatively flat, decreasing by $2,812.

Total other income for the 2008 and 2007 periods was primarily the result of interest income from the proceeds of the private placement offering, which were deposited in a savings account.

Due to minimal revenues and increased operating costs and expenses, we recorded a net loss and loss per share for both the 2008 and 2007 periods.  Management expects losses to continue in the short term.

The chart below presents a summary of our consolidated balance sheets at March 31, 2008, and December 31, 2007.

SUMMARY OF BALANCE SHEET INFORMATION
	March 31, 2008	December 31, 2007
Cash and cash equivalents	$ 824,657	$ 1,058,135
Total current assets	896,317	1,092,292
Total assets	8,194,850	8,463,974
Total current liabilities	233,918	99,825
Deficit accumulated during the development stage	(11,770,461)	(11,252,051)
Total stockholders’ equity	$ 7,960,932	$ 8,364,149

Cash and cash equivalents decreased $233,478 at March 31, 2008 compared to December 31, 2007 because we had minimal revenue in the 2008 three month period to provide cash.  The entire decrease in cash resulted from funds used for operating activities.  Until our revenue increases, our cash will continue to decrease.

Our non-current assets decreased at March 31, 2008 due to adjustments for depreciation and amortization.  These assets include property and equipment valued at $754,478 net of depreciation, patents and proprietary technology of $1,181,141 net of amortization, goodwill of $5,356,414, and long-term deposits of $6,500.

Total current liabilities increased at March 31, 2008, the result of increases in accrued liabilities and deferred revenue.

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

Wallace failed to deliver the source code to Sensitron and failed to list our employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  Sensitron is seeking a copy of the source code and ownership of the patent or correction of the patent and patent application to add the appropriate co-inventors.  Sensitron is also seeking unspecified damages along with its costs and attorneys’ fees.  As of March 31, 2008, this action is pending in the United States District Court.

On July 3, 2001, Flexpoint Sensor Systems, Inc. filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  The petition was filed in the United States Bankruptcy Court for the District of Utah, File No. 01-29577JAB.  On February 24, 2004 the bankruptcy court confirmed the Plan of Reorganization. In the bankruptcy proceeding we objected to the $1,700,000 claim made by Delco Electronics, Inc. (“Delphi”).  The Company believes that Delphi is precluded by the terms of the agreement from any financial recovery due to its breach of the sponsorship agreement.  Other potential claims are breach of contract, breach of fiduciary duties owed to Flexpoint, Inc. pursuant to the contract, and intentional and negligent interference with Flexpoint, Inc.’s contractual and business relationship with General Motors.  The Company is currently attempting to negotiate a settlement to this controversy.

FACTORS AFFECTING FUTURE PERFORMANCE

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the 2008 three month period we had negative cash flows from operating activities of $233,478.  We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding.

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

Our products must satisfy governmental regulations in order to be marketable

During the past several years, the automotive industry has been subject to increased government safety regulation. Among other things, proposed regulations from the National Highway Transportation and Safety Administration required automakers to incorporate advanced air bag technology into vehicles beginning in 2005 with the phase-in to be completed by 2008.  The requirements allow automakers to meet the requirements over a period of time, up through 2010, through gradually applying a technology through an increasing percentage of their car models.  Most automakers are meeting the current requirements through safety advances in their “higher-end” automobiles.  Our products may not meet the proposed National Highway Transportation and Safety Administration standards or the standards may be modified.  These proposals call for upgraded air bag system performance tests for passenger cars and light trucks.  The new testing requirements are intended to improve the safety of infants, children and out-of-position adults, and maximize the protection of properly seated adults.  The National Highway Transportation and Safety Administration tests are similar to conditions that we have already been using to test our Seat Mat System and we believe that our Seat Mat System will meet the standards as proposed.  In addition, automakers may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments in new technology, including our Bend Sensor® technology, until final regulatory action is taken.  We cannot predict what impact, if any, these proposals or reforms might have on our financial condition and results of operations.

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

In the automotive parts industry, there is a trend of consolidation through business combinations and acquisitions of complementary technologies among worldwide suppliers as these suppliers seek to build stronger customer relationships with automobile manufacturers.  Automobile manufacturers look to Tier 1 suppliers (major suppliers) to provide fully engineered systems and pre-assembled combinations of components rather than individual components.  This trend of consolidation of suppliers may result in fewer Tier 1 suppliers and thus limit the marketing opportunities for our Bend Sensor® technology.  In addition, U.S. auto makers have closed plants and reduced their work force, some Tier 1 suppliers are in bankruptcy or in financial difficulty, and  automobile manufacturers have reported increased financial difficulties.  These industry trends may limit the market for our products.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  In our next annual report, our independent registered accounting firm must attest to the effectiveness of our internal control over financial reporting.  We cannot assure you as to our independent auditors’ conclusions at December 31, 2009 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that our independent auditors will not be able to conclude at December 31, 2009 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Management’s Annual Report on Internal Control Over Financial Reporting.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)

Changes in Internal Control Over Financial Reporting.

In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting in the first fiscal quarter of 2008 that have materially affected our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.

Description.

31.1

Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of John A. Sindt pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 14, 2008

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ John A. Sindt

John A. Sindt

Chairman of the Board

Principal Financial and Accounting Officer