Form 10-Q
period 2008-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2008-08-08
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2008

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

Yes  [   ]     No  [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [X]   No  [  ]

The number of shares outstanding of the registrant’s common stock was 24,792,887 as of August 6, 2008.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2008 and

    December 31, 2007

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three and

                 Six Months Ended June 30, 2008 and 2007 and for the Cumulative Period from

                 February 24, 2004 (Date of Emergence from Bankruptcy) through June 30, 2008

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six

                Months Ended June 30, 2008 and 2007 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through June 30, 2008

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3. Quantitative and Qualitative Disclosures About Market Risk

13

Item 4T. Controls and Procedures

13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

 13

Item 1A.  Risk Factors

 14

Item 6.  Exhibits

 16

Signatures

17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of June 30, 2008, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2008, and cash flows for the six month period ended June 30, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of results to be expected for any subsequent period.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$ 488,891	$ 1,058,135
Accounts receivable	12,706	6,933
Deposits and prepaid expenses	46,648	27,224
Total Current Assets	548,245	1,092,292
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation
of $73,265 and $0	719,269	792,535
Patents and Proprietary Technology, net of accumulated
amortization of $70,183 and $0	1,146,051	1,216,233
Goodwill	5,356,414	5,356,414
Total Assets	$ 7,776,479	$ 8,463,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 10,956	$ 15,588
Accrued liabilities	101,202	34,237
Deferred revenue	100,000	50,000
Total Current Liabilities	212,158	99,825

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
24,792,887 shares issued and outstanding	24,792	24,792
Additional paid-in capital	17,791,493	17,791,493
Warrants and options outstanding	1,978,603	1,799,915
Deficit accumulated during the development stage	(12,230,567)	(11,252,051)
Total Stockholders' Equity	7,564,321	8,364,149
Total Liabilities and Stockholders' Equity	$ 7,776,479	$ 8,463,974

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
					For the Cumulative
					Period from
					February 24, 2004
					(Date of
					Emergence
	For the Three Months		For the Six Months		from bankruptcy)
	Ended June 30,		Ended June 30,		through
	2008	2007	2008	2007	June 30, 2008
Design, Contract and
Testing Revenue	$ -	$ 7,829	$ 10,093	$ 18,203	$ 501,397

Operating Costs and
Expenses
Amortization of patents and
proprietary technology	(35,092)	(38,242)	(70,183)	(76,484)	(640,785)
Cost of revenue	-	(3,227)	(3,099)	(6,639)	(116,443)
Administrative and
marketing expense	(282,574)	(272,080)	(668,328)	(743,482)	(8,600,724)
Research and development
expense	(145,005)	(109,272)	(254,959)	(222,038)	(1,710,915)
Impairment of long-term
assets	-	-	-	-	(299,798)

Total Operating Costs
and Expenses	(462,671)	(422,821)	(996,569)	(1,048,643)	(11,368,665)

Other Income and
Expenses
Interest expense	-	-	-	-	(1,576,054)
Interest income	2,565	3,528	7,960	7,084	129,669
Sublease rent income	-	972	-	1,944	11,340
Other income	-	478	-	478	478
Gain on forgiveness
of debt	-	-	-	-	71,268

Net Other Income
(Expense)	2,565	4,978	7,960	9,506	(1,363,299)

Net Loss	$ (460,106)	$ (410,014)	$ (978,516)	$ (1,020,934)	$ (12,230,567)

Basic and Diluted Loss
Per Common Share	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.04)

Basic and Diluted Weighted-
Average Common Shares
Outstanding	24,792,887	23,546,643	24,792,887	23,419,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence
	For the Six Months		from Bankruptcy)
	Ended June 30,		through
	2008	2007	June 30, 2008
Cash Flows from Operating Activities:
Net loss	$ (978,516)	$ (1,020,934)	$ (12,230,567)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	73,265	82,194	608,754
Amortization of patents and proprietary technology	70,183	76,485	640,785
Impairment of long-lived assets	-	-	299,798
Issuance of common stock and warrants for services	-	-	2,695,053
Expenses paid by increase in convertible note payable	-	-	60,000
Amortization of discount on note payable	-	-	1,556,666
Stock-based compensation expense for employees	178,687	176,690	1,585,054
Changes in operating assets and liabilities:
Accounts receivable	(5,773)	(2,741)	(12,706)
Prepaid expenses	(19,424)	4,985	(211,943)
Accounts payable	(4,631)	42,395	27,114
Accrued liabilities	66,965	43,096	(226,785)
Deferred revenue	50,000	-	22,776
Deposits	-	-	(6,500)
Net Cash Used in Operating Activities	(569,244)	(597,830)	(5,192,501)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	-	(197,574)
Payments for patents	-	-	(43,626)
Payment for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	-	-	(506,200)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	1,000,000	5,617,207
Principal payments on notes payable - related parties	-	-	(460,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	-	-	583,334
Net Cash Provided by Financing Activities	-	1,000,000	6,185,541
Net Change in Cash and Cash Equivalents	(569,244)	402,170	486,840
Cash and Cash Equivalents at Beginning of Period	1,058,135	768,220	2,051
Cash and Cash Equivalents at End of Period	$ 488,891	$ 1,170,390	$ 488,891

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -	$ 16,888

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

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using Bend Sensors® flexible potentiometer technology. The Company is in the development stage as planned operations have not commenced.  Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing, and seeking manufacturing contracts. During the six months ended June 30, 2008, the Company entered into new manufacturing agreements which are described in Note 3.  Even though the Company is making strides forward with its business plan, it is likely that significant progress may not occur within the next four to six months.  Accordingly, the Company may not realize significant revenues or become profitable within the next twelve months, which would require additional financing to fund its long-term cash needs. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

Property and Equipment – Property and equipment are stated at cost.  Additions and major improvements are capitalized while maintenance and repairs are charged to operations.  Upon trade-in, sale, or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

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

Research and Development – Research and development costs are recognized as an expense during the period incurred until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential of common shares outstanding during the period.  At June 30, 2008, there were outstanding options and warrants to purchase 1,957,000 shares of common stock.  At June 30, 2007, there were outstanding options and warrants to purchase 4,648,335 shares of common stock.  These options and warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

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

The Company utilized the Black-Scholes option-pricing model for calculating the fair value for financial reporting purposes under SFAS No. 123R.  This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock.  Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company’s common stock has limited trading history.  Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options.

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

During the six month periods ended June 30, 2008 and 2007, the Company recognized $178,687 and $176,690 of stock-based compensation expense, respectively. There were 1,607,000 employee stock options outstanding at June 30, 2008.  A summary of all employee options outstanding and exercisable under the plan as of June 30, 2008, and changes during the six months then ended is set forth below:

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Life (Years)	Value
Outstanding at beginning of period	1,607,000	$ 1.66	7.68	$ -
Granted	-	-
Expired	-	-
Forfeited	-	-
Outstanding at end of period	1,607,000	$ 1.66	7.18	$ -
Exercisable at end of period	1,235,000	$ 1.71	7.09	$ -

As of June 30, 2008, there was approximately $145,743 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 1 year.

NOTE 3 – RELATED PARTY MANUFACTURING CONTRACT

In September 2005 the Company entered into a manufacturing agreement with R&D Products, LLC, a Utah limited liability company, doing business in Midvale, Utah.  For the purpose of this contract, management considers R&D Products to be a related party because a controlling member of R&D Products, LLC is also a non-controlling shareholder of Flexpoint Sensor Systems, Inc.  R&D Products has developed a mattress with multiple air chambers that uses the Company’s Bend Sensors® and the Company has agreed to manufacture the Bend Sensors® for R&D’s specific mattress use.  The initial order is for 30,000 Bend Sensors® to be used to begin manufacture of 1,000 mattresses.  R&D Products has deposited with Flexpoint the sum of $100,000 to begin work on the initial production order of 20 medical beds.  However, the realization of the manufacture and sales of the Bend Sensors® under the Manufacturing Contract is dependent upon R&D Products selling either their bed technology directly or licensing their technology to a third party.  There are no guarantees that R&D will make such sales in such quantities to meet the demands of this contract.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

In this quarterly report references to “we,” “us,” and “our” refer to Flexpoint Sensor Systems, Inc. and its subsidiaries.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,”  “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a development stage company engaged principally in acquiring equipment and technology, obtaining financing and seeking manufacturing contracts.  Our planned operations have not commenced to a commercial level and include designing, engineering and manufacturing and selling sensor technology and equipment featuring our Bend Sensor® technology and equipment.

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

The Company has negotiated the following contracts, which management believes may produce revenues within the next twelve months.  In September 2007 the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Precision Pumping Systems, Inc. (“Precision”), a Washington corporation, with its principal office in Kelso, Washington.  Under the terms of the agreement, Precision will market and distribute the patented Wave Sensor®, a flow meter utilizing Bend Sensor® technology to determine the presence and volume of liquid flow through a pipeline.  The amount and direction of the flow can be continuously measured, monitored and recorded.  The Wave Sensors® will be marketed and distributed by Precision to all types of industries, including original equipment manufacturers, municipalities, irrigation companies, governmental agencies and individual property owners.  The Agreement is for a period of three years.  Within one month prior to the conclusion of the three year period, the Agreement may be extended for one or more successive one year terms upon the mutual written agreement of both parties.

In September 2007 the Company entered into an agreement with Intertek Industrial Corp. on an automotive seat monitoring device application for emergency response vehicles.  This monitoring device places the Company’s Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion.  Revenue from the development fees and the initial purchase order are estimated to exceed $100,000 and will impact both the third and fourth quarters of 2008.

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

Finalizing a major long-term production contract with a customer remains our greatest challenge because our on-going business is dependent upon finalizing this type of contract. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next six to eight months.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable during 2008.

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

Management believes that our current cash burn rate is approximately $140,000 per month and that the remaining proceeds from the private placement and our engineering and design fees will fund our operations for at least the next four months.  We will require additional financing to fund our long-term cash needs.  We may rely on debt financing, loans from related parties and private placements of common stock for additional funding.  However, we cannot assure you that we will be able to obtain financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.

We also may receive additional funds in the future from the exercise of warrants.  As of June 30, 2008 we have outstanding warrants to purchase an aggregate of 350,000 shares and we may receive an additional $280,000 if those warrants are exercised.  However, the warrant holders have sole discretion as to when or if the warrants are exercised.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at June 30, 2008 consist of our operating lease and total current liabilities of $212,158. The operating lease has average monthly payments of $8,796, including common area maintenance and a 2% annual increase.  The total future minimum payments under this lease as of June 30, 2008 were $133,454.

Our total current liabilities include accounts payable of $10,956 related to normal operating expenses, including health insurance, utilities, production supplies and travel expense, and expenses for professional fees.  Accrued liabilities at June 30, 2008, were $201,202 and were related to deferred revenue, payroll, payroll tax liabilities, accrued professional expenses, accrued lease expense and accrued paid time off, our combination vacation-sick leave policy, and deferred revenue related to the hospital bed project.

In January 2006 we initiated a legal action for patent encroachment and we anticipated that this legal action would result in legal costs of approximately $100,000; however, the cost of this action has been higher than anticipated and we now estimate that this legal action will result in legal costs of approximately $250,000.  Management believes it is critical to protect our patents and will divert a portion of our financial resources to continue this legal matter.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Estimates of particular significance in our financial statements include goodwill and the annual tests for impairment of goodwill and long-lived assets and valuing stock option compensation.

We annually test long-lived assets for impairment or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors.  The long-lived asset impairment test conducted at December 31, 2007 identified a loss of $299,798 which was recognized at that date.

We account for stock options under Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006.  Statement 123(R) requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the six month periods ended June 30, 2008 and 2007 we recognized $178,687 and $176,690, respectively, of stock-based compensation expense for our stock options and there was approximately $145,743 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 1 year.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three and six month periods ended June 30, 2008 and 2007.  These financial statements are included in this report at Part I, Item 1, above.

	Three month period ended		`	Six month period ended
	June 30, 2008	June 30, 2007		June 30, 2008	June 30, 2007

Design, contract and testing revenue	$ -	$ 7,829		$ 10,093	$ 18,203

Total operating costs and expenses	(462,671)	(422,821)		(996,569)	(1,048,643)

Net other income	2,565	4,978		7,960	9,506

Net loss	$ (460,106)	$ (410,014)		$ (978,516)	$ (1,020,934)

Basic and diluted loss
per common share	$ (0.02)	$ (0.02)		$ (0.04)	$ (0.04)

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

The decrease in revenue for the three and six month periods ended June 30, 2008 compared to the three and six month periods ended June 30, 2007 resulted from decreased revenue for design engineering work performed for both existing and new customers. While revenues will be recognized in the third quarter, management does not anticipate that revenues will significantly increase until we finalize a major contract.

Total operating costs and expenses increased by $39,850 for the 2008 three month period when compared to the 2007 three month period, but decreased by $52,074 for the respective six month periods.  The three month period increase results primarily from an  increase of $62,986 in non-cash stock-based compensation charges and a $35,733 increase in Research and Development costs, offset by a $64,076 reduction in legal expenses.  The majority of the six month results from decreases of $9,515 in trade show expenses, $6,104 in subscriptions, and $84,171 in legal fees, offset by an increase of $32,921 in Research and Development costs.  It is expected that operating expenses will continue to increase due to additional travel and legal expenses related to the pursuit of technology and license agreements.

Total other income for the 2008 and 2007 periods was primarily the result of interest income from the proceeds of the private placement offering, which were deposited in a savings account.  The lower interest income results from lower amounts on deposit.

Due to minimal revenues and increased operating costs and expenses, we recorded a net loss and loss per share for both the 2008 and 2007 periods.  Management expects losses to continue in the short term.

The chart below presents a summary of our consolidated balance sheets at June 30, 2008, and December 31, 2007.

SUMMARY OF BALANCE SHEET INFORMATION

	June 30, 2008	December 31, 2007

Cash and cash equivalents	$ 488,891	$ 1,058,135

Total current assets	548,245	1,092,292

Total assets	$ 7,776,479	$ 8,463,974

Total current liabilities	212,158	99,825

Deficit accumulated during the development stage	(12,230,567)	(11,252,051)

Total stockholders' equity	$ 7,564,321	$ 8,364,149

Cash and cash equivalents decreased $569,244 at June 30, 2008 compared to December 31, 2007 because we had minimal revenue in the 2008 six month period to provide cash.  The entire decrease in cash resulted from funds used for operating activities.  Until our revenue increases, our cash will continue to decrease.

Our non-current assets decreased at June 30, 2008 due to adjustments for depreciation and amortization.  These assets include property and equipment valued at $719,269 net of depreciation, patents and proprietary technology of $1,146,051 net of amortization, goodwill of $5,356,414, and long-term deposits of $6,500.

Total current liabilities increased at June 30, 2008, the result of increases in accrued liabilities and deferred revenue, offset by a small reduction in accounts payable

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

(a)

Management’s Annual Report on Internal Control Over Financial Reporting.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial and Accounting Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)

Changes in Internal Control Over Financial Reporting.

In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the second quarter ended June 30, 2008 that have materially affected our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 20, 2006, Sensitron, Inc., the Company’s wholly owned subsidiary, filed a complaint in the United States District Court for the District of Utah, Central Division, against Michael W. Wallace, d/b/a Pure Imagination, seeking patent rights for a patent and patent application that Mr. Wallace filed with the United States Trademark and Patent Office.  Mr. Wallace assisted Sensitron with the development of certain software to be used in combination with our Bend Sensor® technology related to the SEAT MAT™ system.  Mr. Wallace failed to deliver the source code to Sensitron and failed to list our employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  Sensitron is seeking a copy of the source code and ownership of the patent or correction of the patent and patent application to add the appropriate co-inventors.  Sensitron is also seeking unspecified damages along with its costs and attorneys’ fees.  As of June 30, 2008, this action is pending in the United States District Court.

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

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the 2008 six month period we had negative cash flows from operating activities of $569,244.  We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

Our future success depends on our ability to protect our intellectual property.  We use a combination of patents and other intellectual property arrangements to protect our intellectual property.  There can be no assurance that the protection provided by our patents will be broad enough to prevent competitors from introducing similar products or that our patents, if challenged, will be upheld by courts of any jurisdiction.  Patent infringement litigation, either to enforce our patents or defend ourselves from infringement suits, will be expensive and could divert our resources from other planned uses.  Patent applications filed in foreign countries and patents in these countries are subject to laws and procedures that differ from those in the U.S. and may not be as favorable to us.  We also attempt to protect our confidential information through the use of confidentiality agreements and by limiting access to our facilities. There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our confidential information and intellectual properties from competitors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  Our independent registered accounting firm must attest to the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2009.  We cannot assure you as to our independent auditors’ conclusions at December 31, 2009 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that our independent auditors will not be able to conclude at December 31, 2009 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

ITEM 6. EXHIBITS

Part I Exhibits

No.

Description.

31.1

Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of John A. Sindt pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

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

3.1

Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)

3.2

Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)

10.1

Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: August 8, 2008

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ John A. Sindt

John A. Sindt

Chairman of the Board

Principal Financial and Accounting Officer

17