Form 10-Q
period 2008-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2008-11-12
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2008

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

Yes  [   ]     No  [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [X]   No  [  ]

The number of shares outstanding of the registrant’s common stock was 24,792,887 as of November 12, 2008.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2008 and

    December 31, 2007

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three and

                 Nine Months Ended September 30, 2008 and 2007 and for the Cumulative Period from

                 February 24, 2004 (Date of Emergence from Bankruptcy) through September 30, 2008

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine

                Months Ended September 30, 2008 and 2007 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through September 30, 2008

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3. Quantitative and Qualitative Disclosures About Market Risk

13

Item 4T. Controls and Procedures

13

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

14

Item 6.  Exhibits

 16

Signatures

17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2008, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007, and condensed consolidated statement of cash flows for the nine month period ended September 30, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of results to be expected for any subsequent period.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$ 202,926	$ 1,058,135
Accounts receivable	23,329	6,933
Deposits and prepaid expenses	36,635	27,224
Total Current Assets	262,890	1,092,292
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation
of $0 and $0	590,144	792,535
Patents and Proprietary Technology, net of accumulated
amortization of $0 and $0	960,986	1,216,233
Goodwill	5,356,414	5,356,414
Total Assets	$ 7,176,934	$ 8,463,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 9,693	$ 15,588
Accrued liabilities	90,122	34,237
Deferred revenue	30,700	50,000
Total Current Liabilities	130,515	99,825

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
24,792,887 shares issued and outstanding each period	24,792	24,792
Additional paid-in capital	17,791,493	17,791,493
Warrants and options outstanding	2,002,513	1,799,915
Deficit accumulated during the development stage	(12,772,379)	(11,252,051)
Total Stockholders' Equity	7,046,419	8,364,149
Total Liabilities and Stockholders' Equity	$ 7,176,934	$ 8,463,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
					For the Cumulative
					Period from
					February 24, 2004
					(Date of
					Emergence
	For the Three Months		For the Nine Months		from bankruptcy)
	Ended September 30,		Ended September 30,		through
	2008	2007	2008	2007	Sept 30, 2008

Design, Contract and TestingRevenue	$ 102,657	$ 8,763	$ 112,750	$ 26,966	$ 604,054

Operating Costs and Expenses
Amortization of patents and
proprietary technology	(35,091)	(38,241)	(105,274)	(114,725)	(675,876)
Cost of revenue	(7,316)	(3,007)	(10,415)	(9,646)	(123,759)
Administrative and marketing expense	(255,466)	(431,041)	(923,794)	(1,174,523)	(8,856,190)
Research and development expense	(100,952)	(132,524)	(355,911)	(354,562)	(1,811,867)
Impairment of long-term assets	(246,764)	-	(246,764)	-	(546,562)

Total Operating Costs and Expenses	(645,589)	(604,813)	(1,642,158)	(1,653,456)	(12,014,254)

Other Income and Expenses
Interest expense	(107)	-	(107)	-	(1,576,161)
Interest income	1,227	8,384	9,187	15,468	130,896
Sublease rent income	-	648	-	2,592	11,340
Other income	-	-	-	478	478
Gain on forgiveness of debt	-	-	-	-	71,268

Net Other Income (Expense)	1,120	9,032	9,080	18,538	(1,362,179)

Net Loss	$ (541,812)	$ (587,018)	$ (1,520,328)	$ (1,607,952)	$ (12,772,379)

Basic and Diluted Loss
Per Common Share	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.07)

Basic and Diluted Weighted-
Average Common Shares Outstanding	24,792,887	24,363,539	24,792,887	23,737,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence
	For the Nine Months		from Bankruptcy)
	Ended September 30,		through
	2008	2007	September 30, 2008
Cash Flows from Operating Activities:
Net loss	$ (1,520,328)	$ (1,607,952)	$ (12,772,379)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	107,840	123,561	643,329
Amortization of patents and proprietary technology	105,274	114,725	675,876
Impairment of long-lived assets	246,764	-	546,562
Issuance of common stock and warrants for services	-	-	2,695,053
Expenses paid by increase in convertible note payable	-	-	60,000
Amortization of discount on note payable	-	-	1,556,666
Stock-based compensation expense for employees	202,596	387,253	1,608,963
Changes in operating assets and liabilities:
Accounts receivable	(16,397)	(1,710)	(23,330)
Prepaid expenses	(9,412)	5,728	(36,636)
Accounts payable	(5,894)	(5,029)	(198,413)
Accrued liabilities	55,886	61,238	87,631
Deferred revenue	(19,300)	-	(313,050)
Deposits	-	-	(6,500)
Net Cash Used in Operating Activities	(852,971)	(922,186)	(5,476,228)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	-	(197,574)
Payments for patents	(2,238)	-	(45,864)
Payment for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	(2,238)	-	(508,438)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	1,200,000	5,617,207
Principal payments on notes payable - related parties	-	-	(460,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	-	-	583,334
Net Cash Provided by Financing Activities	-	1,200,000	6,185,541
Net Change in Cash and Cash Equivalents	(855,209)	277,814	200,875
Cash and Cash Equivalents at Beginning of Period	1,058,135	768,220	2,051
Cash and Cash Equivalents at End of Period	$ 202,926	$ 1,046,034	$ 202,926

Supplemental Cash Flow Information:
Cash paid for interest	$ 107	$ -	$ 16,995

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

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using Bend Sensors® flexible potentiometer technology. The Company is in the development stage as planned operations have not commenced.  Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing, and seeking manufacturing contracts. During the nine months ended September 30, 2008, the Company entered into new manufacturing agreements which are described in Note 3.  Even though the Company is making strides forward with its business plan, it is likely that significant progress may not occur within the next four to six months.  Accordingly, the Company may not realize significant revenues or become profitable within the next twelve months, which would require additional financing to fund its long-term cash needs. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

Property and Equipment – Property and equipment are stated at cost.  Additions and major improvements are capitalized while maintenance and repairs are charged to operations.  Upon trade-in, sale, or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable.  When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. With the current down turn and uncertainty in the global economy, the Company made an adjustment to its estimated future revenues and projected cash flows that affected its analysis of the carrying values of its long-lived assets. The impairment test conducted at September 30, 2008 resulted in a $246,764 impairment of long-lived assets. The analysis compared the present value of projected revenues for the remaining current year and next two years against the carrying value of the long-lived assets.  The result of the valuation analysis showed an impairment of long-lived assets, as their carrying values exceeded the present value of the projected discounted cash flows.  The resultant impairment charge is identified as a line item in the consolidated statement of operations and was applied ratably on the balance sheet to each class of property and equipment and patents and proprietary technology.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential of common shares outstanding during the period.  At September 30, 2008, there were outstanding options and warrants to purchase 1,922,000 shares of common stock.  At September 30, 2007, there were outstanding options and warrants to purchase 4,888,335 shares of common stock.  These options and warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

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

On August 8, 2008, the Company granted employee options to purchase an aggregate 165,000 shares of common stock at an exercise price of $.72 per share.  The options vest over three years beginning on the anniversary of the grant date and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on August 8, 2008; market value at time of issuance – $.70; expected holding period – 5 years; risk-free interest

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

rate – 4.93%; dividend yield – 0%; and expected volatility – 200%.  Using these assumptions, the options granted have a weighted-average fair value of $.68 per share.

During the nine month periods ended September 30, 2008 and 2007, the Company recognized $202,596 and $387,253 of stock-based compensation expense, respectively. There were 1,572,000 employee stock options outstanding at September 30, 2008.  A summary of all employee options outstanding and exercisable under the plan as of September 30, 2008, and changes during the nine months then ended is set forth below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Life (Years)	Value
Outstanding at beginning of period	1,607,000	$ 1.66	7.68	$ -
Granted	165,000	$ 0.72	6.90
Expired	-	-
Forfeited	200,000	$ 1.38
Outstanding at end of period	1,572,000	$ 1.62	6.93	$ -
Exercisable at end of period	1,307,000	$ 1.75	6.40	$ -

As of September 30, 2008, there was approximately $108,993 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 1.67 years.

NOTE 3 – RELATED PARTY MANUFACTURING CONTRACT

In September 2005 the Company entered into a manufacturing agreement with R&D Products, LLC, a Utah limited liability company, doing business in Midvale, Utah.  For the purpose of this contract, management considers R&D Products to be a related party because a controlling member of R&D Products, LLC is also a non-controlling shareholder of Flexpoint Sensor Systems, Inc.  R&D Products has developed a mattress with multiple air chambers that uses the Company’s Bend Sensors® and the Company has agreed to manufacture the Bend Sensors® for R&D’s specific mattress use.  The initial order is for 30,000 Bend Sensors® to be used to begin manufacture of 1,000 mattresses.  R&D Products has deposited with Flexpoint the sum of $100,000 to begin work on the initial production order of 20 commercial beds.  However, the realization of the manufacture and sales of the Bend Sensors® under the Manufacturing Contract is dependent upon R&D Products selling either their bed technology directly or licensing their technology to a third party.

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented bed technology. On that same day the Company, R&D Products and the Licensee entered into a long-term joint manufacturing agreement for R&D’s bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related products through 2018 with an option to renew each year thereafter. Ramp up and production schedules with specific quantities and dead lines are still being negotiated.

In this quarterly report references to the “Company,” “we,” “us,” and “our” refer to Flexpoint Sensor Systems, Inc. and its subsidiaries.

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

We emerged from Chapter 11 bankruptcy on February 24, 2004 and since that time we have leased a manufacturing facility, purchased necessary equipment to establish a production line, negotiated contracts, manufactured and enhance Bend Sensor® technology devices and conducted testing on those devices.  Our goal is to qualify our production line and facility as an ISO/TS 16949 production line and facility at a time that production contracts will require it.  This qualification will increase the marketability of our products to automotive parts suppliers.

The Company has negotiated the following contracts, which management believes may produce revenues within the next twelve to eighteen months:

In September 2007 the Company entered into an agreement with Intertek Industrial Corp. on an automotive seat monitoring device application for emergency response vehicles.  This monitoring device places the Company’s Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion.  Revenue from the development fees and the initial purchase order are estimated to be approximately $30,000 for 2008. The Company believes that through its relationship with Intertek we will further validate our technology in the automotive and safety industries. Through this validation the Company anticipates additional projects with Intertek using the Bend Sensors®.

In March 2008 the Company entered into a basic Agreement with Auto Electronic Corporation (“AEC”) to mutually develop, manufacture, market, and sell automotive products utilizing Bend Sensor® technology.  AEC, a South Korean auto parts supplier, has a strong relationship with Hyundai-Kia Motors, as well as other Tier 1 automotive suppliers and manufacturers.  AEC intends to promote new and innovative applications to automotive manufacturers and parts suppliers including Hyundai-Kia, the sixth largest auto manufacturer in the world.  In addition, under the agreement AEC and Flexpoint will cooperatively work toward development of other applications utilizing the Bend Sensor® technology for which the company sees a market. Management believes that the automotive sector offers the greatest potential for acquiring large, long-term contracts, but because of the length of time required to successfully market and develop products for automotive use, the realization of income takes longer in this sector, with substantial income coming as much as three to five years after agreements have been successfully negotiated.

On September 11, 2008 the Company entered into a Joint Manufacturing Agreement with R&D Products, LLC a Midvale, Utah company and R&D’s Licensee of its patented bed technology.  The Licensee is one of the worlds leading medical mattress provider. The Company agrees to sell Bend Sensors® to be used in the manufacture and development of R&D’s mattress and related products on a commercial scale. The mattress and related products will be distributed, sold and marketed through the Licensee’s current world-wide distribution channels. Ramp up and production schedules with specific quantities and deadlines are currently being negotiated. It is anticipated that sensors sold for the mattress and related products will generate significant revenue by the forth quarter 2009. The Manufacturing Agreement is for 10 years and contains an automatic renewal provision each year thereafter.

Finalizing additional long-term revenue generating production contracts with other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next six to eight months.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable during 2008 or 2009.

The widespread credit crisis and unprecedented increases in retail fuel prices has reduced consumer purchasing power and resulted in an overall down turn in consumer confidence. These factors have contributed to lower consumer spending and investments by companies and have resulted in a world wide slowing of the global economy. While all sectors of the economy are experiencing difficult times, the automotive industry is particularly challenged. Worldwide automakers are seeing double digit declines in profits and in the month of September reported sales at a 15 year low. This trend is expected to continue through 2009 and not only affect the automobile manufacturer but also the Tier 1 and after market suppliers.

Because the Company has concentrating most of its marketing efforts on the automotive industry and the downturn in this industry and the economy as whole might further delay our efforts in securing a long-term production contract. The economic down turn might also be to our advantage. Our Bend Sensor® is lighter in weight, has fewer moving parts than conventional sensing devises, is more versatile and due to its unique design is more cost effective. Product and design changes in the automotive industry are slow, averaging two to three years before actually being incorporated into a commercially viable automotive platform. Because we are not currently under production in an auto application, we believe we are poised to provide the next generation of sensing devises to the industry. With the cost of fuel the auto industry will be looking to develop more fuel-efficient and alternative-fuel type (green) vehicles that will need to be lighter in weight, less complicated in design, and more cost effective to run and build. Due to our advanced technology of the Bend Sensor® and its versatility of applications we believe we can be a part of the changes needed in the automotive industry.

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract, testing and limited production services and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next twelve months.  For the past twelve months we have relied on proceeds from private placements we completed in June and September of 2007 to satisfy our cash requirements.  In these private placements we issued an aggregate of 1,500,000 shares of common stock at a price of $1.00 per share.  We realized net proceeds of $1,500,000 from the private placements that we have used to fund continuing operations and business development.

Management believes that our current cash burn rate is approximately $120,000 per month and that the remaining proceeds from the private placement and our engineering and design fees will fund our operations for at least the next two months. We are currently in negotiations with existing shareholders on convertible debt financing that will provide sufficient funds for the next four to six months. Because we have not finalized the agreement the terms of the financing are not available at this time. We believe that this additional financing will provide the needed capital to extend operations to be under development production with R&D Products, LLC and their Licensee on the medical mattress project. At which time the Licensee will be providing some needed cash flow during the development stage of the agreement.  We anticipate requiring additional financing to fund our long-term cash needs.  We may rely on additional debt financing, loans from related parties and private placements of common stock for additional funding.  However, we cannot assure you that we will be able to obtain financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.

We also may receive additional funds in the future from the exercise of warrants.  As of September 30, 2008 we have outstanding warrants to purchase an aggregate of 350,000 shares at a strike price of $.80 and we may receive an additional $280,000 if those warrants are exercised.  However, the warrant holders have sole discretion as to when or if the warrants are exercised.

As we enter into new technology agreements in the future, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs.  If we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and royalties related to these agreements. However, we have formalized only a few additional agreements during the past year and there can be no assurance that agreements will come to fruition in the future or that a desired technological application can be brought to market on a commercially viable basis.

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2008 consist of our operating lease and total current liabilities of $130,515. The operating lease has average monthly payments of $8,979, including common area maintenance and a 2% annual increase.  The total future minimum payments under this lease as of September 30, 2008 were $107,748.

Our total current liabilities include accounts payable of $9,693 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees.  Accrued liabilities at September 30, 2008, were $120,822 and were related to deferred revenue, payroll, payroll tax liabilities, accrued professional expenses, accrued lease expense, and accrued paid time off.  The deferred revenue of $30,700 is related to the medical bed project and we anticipate recognition of the revenue by year end.

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

We annually test long-lived assets for impairment or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors.  The long-lived asset impairment test conducted at December 31, 2007 identified a loss of $299,798 which was recognized at that date. With the current uncertainties surrounding the global economy the Company revised its revenue and cash follow projections for the next two years. Because of the revised projections, there was also an adjustment to the carrying values of the Company’s long-lived assets. The impairment test conducted at September 30, 2008 resulted in a $246,764 impairment of long-lived assets.  The analysis compared the present value of projected revenues for the remaining current year and next two years against the carrying value of the long-lived assets.  The result of the valuation analysis showed an impairment of long-lived assets, as their carrying values exceeded the present value of the discounted projected revenues.  The resultant impairment charge is identified as a line item in the consolidated statement of operations and was applied ratably on the balance sheet to each class of property and equipment and patents and proprietary technology.  Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006.  Statement 123(R) requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the nine month periods ended September 30, 2008 and 2007 we recognized $202,596 and $387,253, respectively, of stock-based compensation expense for our stock options and there was approximately $108,993 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 1.67 years.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three and nine month periods ended September 30, 2008 and 2007.  These financial statements are included in this report at Part I, Item 1, above.

	Three month period ended		Nine month period ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007

Design, contract and testing revenue	$ 102,657	$ 8,763	$ 112,750	$ 26,966

Total operating costs and expenses	(645,589)	(604,813)	(1,642,158)	(1,653,456)

Net other income	1,120	9,032	9,080	18,538

Net loss	(541,812)	(587,018)	(1,520,328)	(1,607,952)

Basic and diluted loss per common share	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.07)

Our revenue for the 2008 and 2007 interim periods was from design, contract and testing services.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.  Of the $645,589 and $1,642,158 total operating costs and expenses for the three and nine months respectively, $246,764 is related to the September 30, 2008 impairment of long-lived assets. The adjustment was made based upon the revised estimated discounted cash flow projection over a 36 month period.  Based upon the analysis the carrying values of property and equipment were written down by $94,551 and our intangible asset carrying values were written down by $152,213.

The increase in revenue for the three and nine month periods ended September 30, 2008 compared to the three and nine month periods ended September 30, 2007 resulted from increased revenue for design engineering work performed for both existing and new customers and the recognition of $69,300 of deferred revenue related to the design work on the R&D hospital bed. Additional deferred revenues will be recognized in the fourth quarter. Management does not anticipate that revenues will significantly increase until we are in the production phase of a long-term licensing or manufacturing contract

Total operating expenses increased by $40,776 for the 2008 three month period when compared to 2007 for the same period, and decreased by $11,298 for the 2008 nine month period compared to the respective 2007 nine month periods. Included in the 2008 three and nine month total operating expense was a charge of $246,764 taken for the impairment of long-lived assets. There was no charge during the same period in 2007. The 2008 three month period increase was due to the impairment charge and was partially offset by a decrease of $31,572 in research and development expenses, a decrease in depreciation due to the natural age of the equipment and a decrease of $186,655 in non cash stock-based compensation.  The impairment charge for the 2008 nine month results was offset by decreases of $20,075 in trade show and related expenses,  $184,657 in non-cash stock-based compensation charge, $6,129 in dues & subscriptions, $15,721 in depreciation and a decrease of $38,572 in legal and other professional fees. It is expected that operating expenses will increase due to additional travel and legal expenses related to the pursuit of technology, license agreements and additional patents.

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

The chart below presents a summary of our consolidated balance sheets at September 30, 2008, and December 31, 2007.

SUMMARY OF BALANCE SHEET INFORMATION

	Sept 30, 2008	December 31, 2007

Cash and cash equivalents	$ 202,926	$ 1,058,135

Total current assets	262,890	1,092,292

Total assets	7,176,934	8,463,974

Total current liabilities	130,515	99,825

Deficit accumulated during the development stage	(12,772,379)	(11,252,051)

Total stockholders' equity	$ 7,046,419	$ 8,364,149

Cash and cash equivalents decreased by $855,209 at September 30, 2008 compared to December 31, 2007 because we had minimal revenue in the 2008 nine month period to provide cash.  The entire decrease in cash resulted from funds used for operating activities.  Until our revenue increases, our cash will continue to decrease.

Our non-current assets decreased at September 30, 2008 due to adjustments for depreciation, amortization and the write down of their carrying values based upon the impairment analysis for the three and nine months then ended. These assets include property and equipment valued at $590,144 net of depreciation, patents and proprietary technology of $960,986 net of amortization, goodwill of $5,356,414, and long-term deposits of $6,500.

Total current liabilities increased by $30,690 at September 30, 2008, the result of increases in accrued liabilities offset by a small reduction in accounts payable and deferred revenue.

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

(b)

Changes in Internal Control Over Financial Reporting.

In addition, management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the third quarter ended September 30, 2008 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the 2008 nine month period we had negative cash flows from operating activities of $852,971.  We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

We may not have adequate resources to successfully manage anticipated growth.

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

We have completed installation of our first production line and are in the process of qualifying our own manufacturing facility for ISO/TS-16949 certification.  Currently, we may not have the capacity or the certification necessary to qualify as a manufacturer for our automotive related customers. Although we are in the process of becoming a qualified TS 16949 production facility, which some of our current automotive contacts will require, there is no guarantee that our current facilities will meet all of the ISO/TS-16949 specifications. It is also possible that our current facility may not have adequate capacity to meet the production quantities and time demands necessary to meet the large volume contracts associated with the automotive industry.

Our success is dependent on our intellectual property rights which are difficult to protect.

Our future success depends on our ability to protect our intellectual property.  We use a combination of patents and other intellectual property arrangements to protect our intellectual property.  There can be no assurance that the protection provided by our patents will be broad enough to prevent competitors from introducing similar products or that our patents, if challenged, will be upheld by courts of any jurisdiction.  Patent infringement litigation, either to enforce patents or defend ourselves from infringement suits, will be expensive and could divert our resources from other planned uses.  Patent applications filed in foreign countries and patents in these countries are subject to laws and procedures that differ from those in the U.S. and may not be as favorable to us.  We also attempt to protect our confidential information through the use of confidentiality agreements and by limiting access to our facilities. There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our confidential information and intellectual properties from our competitors.

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

Our products must satisfy governmental regulations in order to be marketable

During the past several years, the automotive industry has been subject to increased government safety regulation. Among other things, proposed regulations from the National Highway Transportation and Safety Administration required automakers to incorporate advanced air bag technology into vehicles since 2005 and fully integrated by the end of 2008.  The requirements allow automakers to meet the requirements over a period of time, up through 2010, through gradually applying a technology to an increasing percentage of their car models.  Most automakers are meeting the current requirements through safety advances in their “higher-end” automobiles.  Our products may not meet the proposed National Highway Transportation and Safety Administration standards or the standards may be modified.  These proposals call for upgraded air bag system performance tests for passenger cars and light trucks.  The new testing requirements are intended to improve the safety of infants, children and out-of-position adults, and maximize the protection of properly seated adults.  The National Highway Transportation and Safety Administration tests are similar to conditions that we have already used to test our Seat Mat System and we believe that our Seat Mat System will meet the standards as proposed.  In addition, automakers may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments in new technology, including our Bend Sensor® technology, until final regulatory action is taken.  We cannot predict what impact, if any, these proposals or reforms might have on our financial condition and results of operations.

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

31.2

Certification of Thomas N. Strong pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: November 12, 2008

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer