Form 10-K
period 2008-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2009-03-30
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number: No. 0-24368

FLEXPOINT SENSOR SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	87-0620425 (I.R.S. Employer Identification No.)
106 West Business Park Drive, Draper, Utah (Address of principal executive offices)	84020 (Zip Code)
Registrant’s telephone number, including area code: 801-568-5111

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $13,652,898.

The number of shares outstanding of the registrant’s common stock, as of March 27, 2009, was 24,792,887.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

9

Item 2.  Properties

11

Item 3.  Legal Proceedings

11

Item 4.  Submission of Matters to a Vote of Security Holders

11

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

12

Item 6.  Selected Financial Data

13

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 8.  Financial Statements and Supplementary Data

18

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

33

Item 9A(T).  Controls and Procedures

33

Item 9B.  Other Information

34

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

34

Item 11.  Executive Compensation

35

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

37

Item 13.  Certain Relationships and Related Transactions, and Director Independence

39

Item 14.  Principal Accounting Fees and Services

39

PART IV

Item 15.  Exhibits, Financial Statement Schedules

40

Signatures

41

In this annual report references to ”Company”,”Flexpoint”,“Flexpoint Sensor,” “we,” “us,” and “our” refer to Flexpoint Sensor Systems, Inc. and its subsidiaries.

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

Flexpoint Sensor was forced to seek bankruptcy protection on July 3, 2001, and filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  (See Part I, Item 4 “Legal Proceedings,” below).  On February 24, 2004, the bankruptcy court confirmed our Plan of Reorganization.  As a result of our reorganization, we are now a development stage company with a date of emergence from bankruptcy of February 24, 2004.  We used fresh-start reporting and all assets of Flexpoint Sensor Systems, Inc. were restated to reflect their reorganization value, which approximated the fair value at the date of reorganization.

The bankruptcy reorganization plan resulted in a 7-to-1 reverse stock split that was affected March 5, 2004.  All share and per share amounts presented in this report reflect the shares remaining after the reverse split.  The reorganization plan resulted in discharged debt of $7,123,213, which included the issuance of 13,822,331 shares of stock for creditor claims and conversion of $1,500,000 of notes payable and the cancellation of 828,571 shares of common stock issued or issuable to an officer during 2001.  Options, warrants or executor contracts for acquisition of any common shares entered into prior to our petition for bankruptcy protection were canceled upon confirmation of the reorganization plan. Outstanding preferred stock and super-voting preferred stock were also canceled upon confirmation.

BUSINESS OVERVIEW

Flexpoint Sensor Systems, Inc. (“Flexpoint”, or “Company”) is a development stage company principally engaged in designing, engineering and manufacturing bend sensor technology and equipment using its patented Bend Sensor® technology, (a flexible potentiometer technology). For the past three years we have been negotiating contracts, manufacturing Bend Sensor® devices and making further improvements to our technologies and processes.  We own eleven patents and have filed for additional patents and are in the process of filing for more.  The Company currently markets to a number of users and is in the process of furthering its marketing effort for products that the Company can produce. In addition to the sale of its products and services the Company may generate revenues through licensing its technology for field of use or territory. If at all possible, each license agreement will require either first right of refusal to manufacture, or royalty provisions on each product application. We are currently concentrating our marketing efforts on the automotive, medical and commercial/industrial applications.  Management believes that the automotive sector offers the largest potential for acquiring large, long-term contracts, but because of the length of time required to successfully market and develop products for automotive use, the realization of income takes longer to occur in this sector, with substantial income coming as much as two to three years after agreements have been successfully negotiated.

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee).  The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented bed technology for medical applications.  On that same day, R&D Products, the Licensee and Flexpoint entered into a long-term joint manufacturing agreement for R&D’s bed technology and related products.  The manufacturing agreement provides for the Company to manufacture sensors for the bed technology and related products through 2018 with an option to renew each year thereafter.  Ramp up and production schedules with specific quantities, dead lines and resource requirements are still being outlined.  We anticipate that the volumes associated with this contract should be sufficient to support our operations in the future, but the Company will need additional financing to meet our short term cash requirement, therefore, we are actively seeking financing and additional long-term manufacturing contracts for the use of, design and engineering of, our  Bend Sensor® flexible potentiometer application.

During 2005 we raised funding through sales of our common stock and during 2006 we completed installation of our first production line and began further testing of our products.  Additional funding was obtained through a series of private placements in 2007. In November 2008 we secured $300,000 of short-term financing from related parties. The notes are due and payable on May 31, 2009 with an annual interest rate of 10%.  The notes also have a conversion option for restricted common shares at $.25 per share and are secured by the Company’s business equipment.  The same persons have agreed to fund up to an additional $300,000 if needed under similar terms.

PRODUCTS

Bend Sensor® Technology

The Company owns the patent rights to our Bend Sensor® technology through Sensitron, a wholly-owned subsidiary of the Company. The Bend Sensor® is a flexible potentiometer bend sensor product consisting of a coated substrate, such as plastic, that changes electrical conductivity as it is bent.  Electronic systems can connect to this sensor and measure in detail the amount of bending or movement that occurs.  Certain applications of the Bend Sensor® potentiometer have been patented (See “Patents and Intellectual Property,” below).

A typical potentiometer functions through the means of metal contacts swiping or rubbing across a resistive element. Our Bend Sensor® potentiometer is a single layer with no mechanical assembly that makes it more reliable and significantly smaller, lighter in weight and usually less expensive than mechanical potentiometers.  Management believes many sensor applications can be improved using our technology and the use of our technology will result in new products and new sensor applications.

We have developed the following applications for the Bend Sensor® technology:

Medical Bed

Under the terms of our agreement with R&D Products LLC, we have delivered prototypes of beds for use in medical and commercial applications. As design changes and enhancements are approved, we anticipate delivery of additional prototypes during the first quarter 2009.  The electronics of the bed are able to record, based on our Bend Sensor® technology input, the position of the person on the bed and how they are moved.  The bed has the ability to roll a patient left or right to relieve pressure areas as well as facilitate dressing changes.  This allows needed adjustments to be made to meet the required standards of care and comfort.  Adjustments are also programmable for customized patient care and may be recorded for administrative use at later dates. R&D Products has licensed the exclusive worldwide technology and patent rights for the bed which is designed to manage pressure on the body using Flexpoint Sensor Systems Bend Sensor® technology. Management believes this application of our technology is sufficiently unique to provide a major source of future revenues.

During 2007 and 2008 we have been in negotiations with several Tier 1 suppliers and OEMs in the automotive industry on the following products:

Pedestrian Impact Detection Sensor

 In 2003, the European Parliament and the Council of the European Union published a directive on pedestrian protection to reduce the number of pedestrian deaths and injuries.  In October 2005 we completed the initial stage of testing for our Pedestrian Impact Detection (PID) system with Tier One suppliers and confirmed the system’s ability to distinguish within milliseconds between a human leg and an inanimate object.  During 2006 four separate automotive suppliers/original equipment manufacturers tested the Bend Sensor® device for use in pedestrian impact detection device.  The tests proved that the Bend Sensor® device was able to detect impact with a human leg and in the event of an accident, trigger a desired safety response.  The device is also capable of differentiating between a human leg and a steel post and can therefore alter the safety response based on the appropriate safety protocols. The automobile’s response can include raising the hood or deploying an external air bag.  We believe the Bend Sensor® device’s advantages over the competition include reliability, accuracy, and lower costs. This directive is being phased in over the next several years.

We have also developed a crash sensor, which is a series of sensors mounted in strategic places on the side and door panels to detect an impact, as well as the speed, direction and force of the impact.  This allows an onboard computer to deploy side air bags where needed.

In 2006 we enlisted a third party testing facility to further validate our technology as required in our protocol for Stage II development of our devices.  In June 2006 we announced our PID system was tested by MGA Research and this research confirmed results of our internal testing.  The system is placed in the vehicles’ front bumper to detect crash impact.  Within milliseconds of contact, the system can differentiate between a human leg and an inanimate object and trigger a safety response in accordance with the manufacturer’s specifications.

Seat Belt Reminder

As a result of our testing in the pedestrian impact detection market, we have developed and tested a Seat Belt Reminder (SBR) sensor that alerts the occupant of an automobile to fasten his/her seatbelt.  We are currently working with multiple manufacturers to potentially replace existing devices in the marketplace with a system superior in performance and at a lower price point.

The Passenger Presence Detection system is used to detect if there is any object in the front passenger seat.  This device could be used widely in the European market because there are specific requirements for this type of application in Europe.  We are currently working with Tier 1 suppliers on this application.  This device could also be used as a seat belt reminder with a potential market of 12 to 13 million vehicles in the U.S. per year.

Theater Seats

Similar to a seat belt reminder, this devise monitors cinema theater’s paying customers and identifies available seats. We have supplied a theater management firm with several next-generation prototype sensors which have undergone extensive testing for this application. The theater management group has installed some of our sensors in working theater seats to complete the testing process. There are over 37,000 movie theater screens in the U.S. and several times that throughout the world. It is estimated that theater seats are replaced/refurbished about every seven years. Our system can be easily implemented to new theater construction and also retrofitted into existing movie theater complexes.

Emergency Vehicles

Intertek Industrial Corp., located in Jacksonville, Florida is a leading supplier of quality seatbelt systems and safety devises to the emergency vehicle market. Their Protek Passenger Awareness System uses our Bend Sensor®  technology to enhance the safety of passengers and personnel in emergency vehicles. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in about 20 ambulances and is being tested for use in other types of emergency vehicles.  In March 2009 Intertek issued another purchase order for an additional 30 units for their existing customers.

Flow Control Applications

Our flexible sensor has proven to be an extremely robust and durable flow control switch.  The Bend Sensor® product allows for the measurement of liquid and air flow, and has been tested to over 35 million cycles without failure.  When the Bend Sensor® device is placed in a flow stream, it can measure if flow is occurring, or it can measure the amount of flow that is occurring.  The fact that our design incorporates a single layer flexible devise allows for it to operate in many harsh environments. While other technologies are affected by dirt, dust, and liquids, the Bend Sensor® product is able to operate under these conditions.  We are currently working with a number of customers on various flow applications.

Humidity Sensor

We have developed a new version of our patented Bend Sensor® technology.  This sensor has proven to function as a very accurate and low cost humidity sensor.  Environmental chamber testing has been performed from 0% relative humidity to 100% relative humidity at a wide range of temperatures.  Throughout all of the environmental conditions that the sensors have been exposed to, they have continued to correlate very accurately to humidity levels.  The resistance value of the Bend Sensor® changes in direct response to changes in humidity.  Management believes there are many applications for our humidity sensor and we expect to begin marketing this product upon completion of qualification testing.

Other Applications

Management believes the potential market for our technology includes using the technology to replace or upgrade existing devices used in industrial control systems, medical equipment and instrumentation, computer peripherals, automotive transmission equipment, commercial vending equipment and other devices.  We have developed, or are developing:

•

a vibration sensor,

•

a steering wheel position device that communicates to an automobile onboard computer the amount of rotation of the steering wheel to assist the computer in stabilizing control over the vehicle, and

•

additional sensing devices for medical equipment.

•

Toys and video gaming devises and

•

Sports applications

We intend to further identify applications of our technology in numerous fields and industries.  A core marketing strategy is to seek applications of our technology for products used by customers that emphasize functionality, reliability, quality, and user convenience.

BUSINESS STRATEGY

Management believes that our future success will depend upon our ability to coordinate our product design, manufacturing, distribution and service strategies in a long-term business model.  One sales strategy is to offer a line of standard sensor products with corresponding hardware, electronics and software to facilitate ease of implementation of our technology into a customer's system.  The standard product line is expected to be sold directly to the customer and through manufacturer's representatives and distributors.  We have also expanded our product offering to include substantially complete value-added assemblies.  Also, we continue to consider licensing or partnership arrangements. We anticipate selling primarily to original equipment manufacturers initially in the United States and eventually worldwide.  For the international customers, we plan to contract, sell and distribute our products through various manufacturer representatives and distributors.

Since our intended customers are typically technology companies, the design phase of the sales cycle is extremely important and considerably longer than other industries.  The original equipment manufacturers typically approach us with a conceptual product and request that we assist in the engineering, design and produce a working prototype for which we generate limited revenues.  The prototype will then be tested in the environment in which the ultimate product will be placed.  During this process, the potential customer is in constant contact with our application and electrical engineers. Customers also meet with internal sales and support individuals to discuss marketing and distribution strategies for the perceived end consumer products.

In the long term, we will attempt to add value by expanding our sensor product line through licensing, strategic agreements, and/or acquisition of other entities. It is anticipated that such diversification of sensor products will enhance our ability to offer a full “sensor system solution” to our customers. By adding circuit boards, enclosures, etc., we have moved toward a more extensive product line while validating and showing the versatility of our Bend Sensor® technology.  We currently have three such value added fully developed products that will directly compete with existing products in the automotive industry. We believe our products provide greater reliability, more functionality and can be implemented at a lower overall cost to the customer. We are in the process of finalizing our marketing campaign for these products which will introduce them on a worldwide stage during 2009. These product lines, when combined, could create a much larger value added profit margin for the Company.  However, there is no assurance that such profit margins will be achieved or that these products will produce significant revenue in the near future.

MARKETING AND SALES

We intend to market our automotive products primarily to original equipment manufacturers (“OEM’s”), either directly or through Tier 1 suppliers. Other products will be marketed directly to manufactures or distributors. Our primary marketing objectives are to generate demand for our products, enhance name recognition and support OEM’s and manufactures.  We believe that the successful use of our products by OEM’s and Tier 1 suppliers will create additional demand for higher quantities of our existing products.  We also anticipate that the success of our existing products will allow us to successfully introduce new products and applications to the market.

We currently have a relationship with several Tier 1 suppliers in the automotive industry and believe that our relationship with OEM’s and Tier 1 suppliers will be an important part of our overall sales strategy. We also have an agreement with a significant manufacturer of medical bed mattresses. In the early stage of this strategy, we will likely be dependent on a few OEM’s and manufacturers and if we lose their business it will have a significant adverse effect on our results of operations until alternative distribution channels can be established.  We may consider contractual commitments to OEM’s and Tier 1 suppliers in exchange for fees and/or royalties.  In addition, because we do not currently sell directly to end users, we are dependent, in part, on the OEM’s for information about retail product sales.  Accordingly, any rapid cessation of purchases or a switch to other companies' products by end users may not be immediately evident to us, and could result in increased product returns.

We also intend to market our products through the use of our web site, and by developing a field sales force including direct marketing employees in strategic areas and manufacturer’s representatives nationwide to generate OEM and Tier 1 supplier customers.  As our market grows we anticipate expanding our distribution network throughout the world.  There can be no assurance that we will be successful in developing such a sales force or in expanding our distribution network.

License and supply arrangements, such as those discussed above, create certain risks for us, including:

•

Reliance for sales of products on other parties and, therefore, reliance on the other parties' marketing ability, marketing plans and credit-worthiness;

•

If our products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than Flexpoint Sensor Systems and its subsidiaries;

•

We may have only limited protection from changes in manufacturing costs and raw materials costs; and

•

If we are reliant on other parties for all or substantially all of our sales, we may be limited in our ability to negotiate with such other parties upon any renewals of their agreements.

MANUFACTURING AND DISTRIBUTION

Automobile manufacturers and Tier 1 suppliers require all manufactured parts used in their automobiles to be manufactured in ISO/TS-16949 certified facilities.  IS0/TS-16949 is a Quality Management System that contains the particular requirements for the application of ISO 9001:2000 for automotive production and relevant service part organization.  TS-16949 is based on ISO requirements 9001:2000, but it contains additional requirements that are particular to the automotive industry.  These additions are considered automotive “interpretations” by the ISO community of accreditation bodies and registrars.  TS-16949 is a common supplier quality standard for Chrysler LLC Corporation, Ford Motor Company and General Motors Corporation.  TS-16949 applies to suppliers of production materials, production and service parts, heat treating, painting and plating and other finishing services.  It does not, therefore, apply to all suppliers of the big three automotive companies.

TS-16949 certification is necessary to assure potential customers that we have the ability and resources to meet the quantities demanded in a purchase agreement and that we are able to uphold the quality standards required for consideration as an automotive supplier.  We were in the process of qualifying our own manufacturing facility for TS-16949, but we determined that it was necessary that we had the required manufacturing capabilities now.  As a result, in February 2005 we entered into a Cooperative Agreement with The Bergquist Company, a Minnesota corporation that is a qualified automotive manufacturer.  The agreement provides that the companies will cooperate with one another to produce Bend Sensor® technology applications for the automotive industry.  This cooperative agreement provides us with the means to deliver a finished product to market. Since 2005 we have identified several other manufacturers who have the required certifications and who have expressed interest in entering into similar agreements should we be unable to certify our existing facility in time to meet the requirements of future automotive manufacturing agreements.

COMPETITION

The sensor business is highly competitive and competition is expected to continue to increase.  We will compete directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market.  We do not have an established long term customer base and are likely to encounter a high degree of competition in developing a larger customer base.

To management's knowledge, technology similar to our technology is currently in production by other competitors. Management believes that our products will be sufficiently distinguishable from the existing products so that it will not compete directly with existing sensor products.  Certain force transducer sensors and fiber optic sensors are comparable to our Bend Sensor® technology; however, management believes that the force transducer sensor is not as reliable as our Bend Sensor® technology and that the fiber optic sensors are not as cost effective as our Bend Sensor® technology.  As this new area grows, additional manufacturers may attempt to introduce similar products and competition could intensify.

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

We intend to compete by offering products that have enhanced features, ease of use, functionality, compatibility, reliability, comparable price, quality and support.  Management also believes our intellectual property provides an advantage over our competitors.  Although management believes that our products will be well received in our markets because of innovative features, performance characteristics and cost-effective pricing, there can be no assurance that comparable or superior products incorporating more advanced technology or other features or having better price or performance characteristics will not be introduced by competitors with greater resources than ours.

PATENTS AND INTELLECTUAL PROPERTY

We regard certain of our designs as proprietary and attempt to protect them with patents and by restricting disclosure of the designs as trade secrets.  We have nine issued patents for our Bend Sensor® technology and have filed three additional patent applications, and are in the process of preparing one additional patent for new types of sensors using our technology. Sensitron owns eight United States patents and one foreign patent related to the Bend Sensor® technology.  Patents do expire and it will be necessary for us to file patents in the United States and in various foreign countries for each application we develop so that it is protected from competition.  The earliest patent will expire in October 2009; however, we have improved these technologies and expect to file new patents based on the enhancements.  We must file patents on any technology for which we develop enhancements which contain material improvements to the original technology.  We are aware of three potentially conflicting patents which we believe will not affect our current or planned use of our technology.

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

RESEARCH AND DEVELOPMENT

Although we hold the patent to the basic Bend Sensor® technology, as well as other applications, there will be other competitors working to develop competing technologies.  To stay on the forefront of the technology, and to serve the needs of the customer, we will need to aggressively pursue improvements to existing systems and develop new systems as well.  For the year ended December 31, 2008 we spent $500,086 in research and development, primarily enhancing specific applications for the automotive, medical and industrial industries with our Bend Sensor® technology, and testing Bend Sensor® applications for and in new products.  Compared to $484,987 spent on research and development for the year ended December 31, 2007 related to development engineering for the medical bed technology, new product development resulting in new patents and testing of products for marketable applications.

Also, we believe that our coatings for the Bend Sensor® product are difficult to duplicate.  We must develop new coatings to fit emerging customer needs and to stay ahead of the competition.  There can be no assurance that we will be successful in developing new coatings.  While we expect that future research and development efforts, if any, will lead to the filing of additional patent applications, there can be no assurance that any additional patent filings will be forthcoming.

EMPLOYEES

As of the date of this filing we have 8 full time employees and employ no sub-contractors.  Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Factors Affecting Future Performance

We have a history of losses and may never become profitable.

We are currently unable to fund our day-to-day operations from revenues and the lack of revenues has impeded our continued growth and has caused some delay in our business development.  We have generated operating capital from our private placements completed in March 2005 and June and September 2007 that have funded our operations for the past three years.   For the 2008 twelve month period we had negative cash flows from operating activities of $1,177,735 and we don’t expect that revenues in 2009 will be sufficient to support our operations. In addition, with the economic downturn in the automotive industry we will need to further expand our business activities outside the automotive market over the next twelve to eighteen months, and we therefore; anticipate needing to raise an additional $1.0 to $1.5 million in funding. We may be required to rely on debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern

We may not have adequate experience to successfully manage anticipated growth.

 Since emerging from bankruptcy we restructured our management team and brought in an experienced group of executive level management personnel to direct the growth of our business operations.  However, we may not be equipped to successfully manage any possible future periods of rapid growth or expansion, which could be expected to place a significant strain on our managerial, operating, financial and other resources.  Our future performance will depend, in part, on our ability to manage growth effectively, which will require us to:

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

Based on projected business development, we will need to complete a second production line and have it installed and approved during 2011.  The second manufacturing line is expected as a result of anticipated increased manufacturing demand and improved manufacturing efficiencies.  We have completed installation of our first production line and anticipate qualifying our manufacturing facility for ISO/TS-16949 certification as the Company successfully obtains additional manufacturing contracts during 2009 and 2010.  However, we cannot assure you that we will satisfy ISO/TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our automotive customers.

Our success is dependent on our intellectual property rights which are difficult to protect.

Our future success depends on our ability to protect our intellectual property.  We use a combination of patents and other intellectual property arrangements to protect our intellectual property.  There can be no assurance that the protection provided by our patents will be broad enough to prevent competitors from introducing similar products or that our patents, if challenged, will be upheld by courts of any jurisdiction.  Patent infringement litigation, either to enforce our patents or defend ourselves from infringement suits, will be expensive and could divert our limited resources from other planned uses.  Patent applications filed in foreign countries and patents in these countries are subject to laws and procedures that differ from those in the U.S. and may not be as favorable to us.  We also attempt to protect our confidential information through the use of confidentiality agreements and by limiting access to our facilities.  There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our confidential information from competitors.

Research and development may result in problems which may become insurmountable to full implementation of production.

Customers request that we create prototypes and perform pre-production engineering, research and development. As a result, we are exposed to the risk that we may find problems in our designs that are insurmountable to fulfill production.  In that event, we will be unable to recover the costs of the pre-production engineering, research and development.  However, we are currently unaware of any insurmountable problems with ongoing engineering, research and development that may prevent further development of an application and products.

Economic uncertainties will delay or eliminate new technological investments

Due to the current downturn in the global economy and financial uncertainties, automakers and other potential customers could delay, significantly curtail or altogether eliminate any further investment in new technology including, the Bend Sensor® technology, until the global financial markets and economies stabilize. Due to our limited cash resources any delays in bringing our products and technology to market could have a material adverse effect on our ability to continue as a going concern

Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to capture increased market share.

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

In the automotive parts industry, there has been a trend of consolidation through business combinations and acquisitions of complementary technologies among worldwide suppliers as these suppliers seek to build stronger customer relationships with automobile manufacturers.  Automobile manufacturers look to Tier 1 suppliers (major suppliers) to provide fully engineered systems and pre-assembled combinations of components rather than individual components.  This trend of consolidation of suppliers may result in fewer Tier 1 suppliers and thus limit the marketing opportunities for our Bend Sensor® technology.  In addition, in recent months large U.S. auto makers have announced plans to close plants and reduce their work force, some Tier 1 suppliers are in bankruptcy or in financial difficulty, and two automobile manufacturers have reported increased financial difficulties.  These industry trends may limit the market for our products in these industries.

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

ITEM 2.   PROPERTIES

We lease approximately 11,639 square feet of office and manufacturing space from F.G.B.P., L.L.C.   The lease term is for five years, commencing on October 1, 2004 and terminating on September 30, 2009.  This facility has executive offices and space for research and development and manufacturing.  The average monthly payments over the term of the lease are $8,979, including common area maintenance and a 2% annual increase.  Due to the current economic conditions management is in the process of renegotiating the Company’s lease for a lower monthly payment and possibly smaller overall square footage to meet our current needs, prior to the lease termination date in 2009. Management is working toward qualifying this manufacturing facility for TS-16949 certification.  The building is located in a business park in Draper, Utah consisting primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate.

ITEM 3.  LEGAL PROCEEDINGS

On January 20, 2006, Sensitron, Inc. filed a complaint in the United States District Court for the District of Utah, Central Division, against Michael W. Wallace, d/b/a Pure Imagination, seeking patent rights for a patent and patent application that Mr. Wallace filed with the United State Trademark and Patent Office.  Mr. Wallace assisted Sensitron with the development of certain software to be used in combination with our Bend Sensor® technology related to the SEAT MAT™ system. The complaint alleges that Mr. Wallace failed to deliver the source code to Sensitron and failed to list our employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  Sensitron is seeking a copy of the source code and ownership of the patent and/or correction of the patent and patent application to add the appropriate co-inventors.  Sensitron is also seeking unspecified damages along with its costs and attorneys’ fees.  As of December 31, 2008, this action is pending in the United States District Court.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matter to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the Financial Industry Regulatory Authority (“FINRA”) OTC Bulletin Board under the symbol “FLXT.”  The following table lists the range for the high and low bid prices of our common stock for each quarter for the years ended December 31, 2008 and 2007, respectively, as reported by the OTC Bulletin Board.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2008		2007
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 1.10 0.90 0.85 0.45	$ 0.75 0.70 0.41 0.22	$ 1.55 1.42 1.38 1.27	$ 0.85 1.00 0.95 0.75

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

HOLDERS

As of March 27, 2009, we had 465 stockholders of record of our common stock, which does not include “street accounts” of securities brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a development stage company engaged principally in acquiring equipment and technology, obtaining financing and seeking manufacturing contracts.  Our planned operations have not commenced to a commercial level and include designing, engineering, manufacturing and selling sensor technology and products featuring our Bend Sensor® technology and equipment.

We emerged from Chapter 11 bankruptcy on February 24, 2004 and since that time we have leased a manufacturing facility, purchased necessary equipment to establish a production line, negotiated contracts, manufactured and improved Bend Sensor® technology devices and conducted testing on those devices.  Our goal is to qualify our production line and facility as an ISO/TS 16949 production line and facility as it is required for manufacturing automotive and related parts. This qualification will increase the marketability of our products to automotive Tier 1 and parts suppliers.

We are finally maturing from a research and development only company into a manufacturing and production company. During 2007 and through 2008 we further developed and enhanced the design of products for several Tier 1 automotive customers.  We have completed advanced testing and have signed a Joint Development Agreement with Auto Electronic Corporation “AEC” of Korea, a provider of automobile related components for the past 26 years to various manufactures. AEC has a strong relationship with Hyundai – Kia Motors, as well as other manufacturers and Tier 1 suppliers. As part of the agreement AEC intends to introduce and promote new and existing applications using our Bend Sensor® technology to automobile manufactures and parts suppliers including Hyundai – Kia, the world’s sixth largest automobile manufacturer.  Other potential automotive applications using our Bend Sensor® technology have been developed and negotiations are in process with other Tier 1 suppliers.

On September 11, 2008 the Company entered into a long-term joint manufacturing agreement with R&D Products, LLC and its Licensee under a licensing agreement for R&D’s bed technology and related products.  The agreement provides the Licensee with the exclusive world–wide rights to R&D’s patented bed technology for medical applications.  The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related products through 2018 with an option to renew each successive year thereafter. Ramp up and production schedules with specific quantities dead lines and resource requirements are still being outlined. We anticipate that some production will be achieved in 2009, but we don’t anticipate significant revenue from this agreement until 2011 and beyond when we should be in full production.

We are also continuing to develop new products that we may sell or license to an industrial control company.

Finalizing additional long-term, revenue generating, production contracts with other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan we will still need to raise additional operating capital in 2009.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable during 2009 or 2010.

The widespread credit crisis and unprecedented increases in retail fuel prices during the last half of 2008 has reduced consumer purchasing power and resulted in an overall down turn in consumer confidence. These factors have contributed to lower consumer spending and investments by companies and have resulted in a world wide slowing of the global economy. While all sectors of the economy are experiencing difficult times, the automotive industry is particularly challenged. Worldwide automakers are seeing double digit declines in profits. This trend is expected to continue through 2009 and not only affect the automobile manufacturer but also the Tier 1 and after market suppliers.

Because the Company has concentrated most of its marketing efforts on the automotive industry the downturn in this industry and the economy as whole might further delay our efforts in securing a long-term production contract. The economic down turn might also be to our advantage. Our Bend Sensor® is lighter in weight, has fewer moving parts than conventional sensing devices, is more versatile and due to its unique design is more cost effective. Product and design changes in the automotive industry are slow, averaging two to three years before actually being incorporated into a commercially viable automotive platform. Because we are not currently under production in an auto application, we believe we are poised to provide the next generation of sensing devises to the industry. With the cost of fuel the auto industry will be looking to develop more fuel-efficient and alternative-fuel type (green) vehicles that will need to be lighter in weight, less complicated in design, and more cost effective to run and build. Due to the advanced technology of the Bend Sensor® and its versatility of applications we believe we can be a part of the changes needed in the automotive industry

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design contract, testing and limited production services for prototypes and samples, and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next twelve months.  For the past twelve months we have relied on proceeds from the private placements we completed in March 2005 and June and September 2007 to satisfy our cash requirements.  In the 2005 private placement we issued an aggregate of 2,836,335 units to purchasers and 140,000 units were issued to the placement agent.  Each unit consisted of one share and one warrant to purchase one share at an exercise price of $3.00.  We realized net proceeds of $3,907,207 from this private placement.  In the 2007 private placements we issued an aggregate of 1,500,000 shares of common stock at a price of $1.00 per share.  Net proceeds of $1,500,000 were realized from the private placements.  In November 2008 we secured $300,000 of short-term financing from related parties. The notes are due and payable on May 31, 2009 with an annual interest rate of 10% they also have a conversion option for restricted common shares at $.25 per share.  The same related parties have agreed to fund up to an additional $300,000 if needed under similar terms. To date we have used the funds generated from these private placements and notes to fund continuing operations and business development.

Management believes that our current cash burn rate is approximately $85,000 per month and that the remaining proceeds from the private placement, notes and accounts receivable will fund our operations for at least the next three months.  Our auditors have expressed doubt about our ability to continue as going concern and that we may not realize significant revenue or become profitable within the next twelve to eighteen months.  We will require additional financing to fund our long-term cash needs.  We may rely on debt financing, additional loans from related parties and private placements of common stock for additional funding.  However, we cannot assure you that we will be able to obtain financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.

We have also issued shares of our common stock to pay for services rather than use our limited cash.  We expect that we will continue to use our common stock to pay for services and agreements.  Any issuance of common stock will likely be pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.   We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

We also may receive additional funds in the future from warrants outstanding. As of December 31, 2008 we have outstanding warrants to purchase an aggregate of 350,000 shares that expire September 1, 2009.  If exercised we may receive an additional $280,000 for those warrants.  For example, on June 27, 2006 warrants to purchase 300,000 shares were exercised and we received $210,000 in proceeds from that transaction.  Again, the warrant holders have total discretion as to if the warrants are exercised.

We believe that there will be some revenues from R&D Products, LLC and their Licensee on the medical bed project during pre-production and development for engineering, electrical design and prototypes. However we don’t believe that the fees generated during this period will sufficiently cover all of our operating needs during 2009.

As we enter into new technology agreements in the future, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs.  If we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and royalties related to these agreements.  However, we have formalized only a few additional agreements during the past year and there can be no assurance that the agreements will generate sufficient revenues or be profitable in the future or that a desired technological application can be successfully brought to market.

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2008 consist of our operating lease and total current liabilities of $443,268 which includes short-term notes payable of $300,000.  The operating lease has average monthly payments of $8,979, including common area maintenance and a 2% annual increase and expires September 30, 2009.  The total future minimum payments under this lease as of December 31, 2008 were $80,894. Due to the current economic conditions we are in the process of negotiating with the existing landlord for a lower lease rate and possibly less square footage. Should we be unsuccessful in our negotiations we are also exploring the option of moving to a different location.

Our total current liabilities include accounts payable of $34,072 related to normal operating expenses, including health insurance, utilities, production supplies and travel expense.  Accrued liabilities at December 31, 2008, were $159,196 and were related to payroll tax liabilities, accrued legal, audit and tax expenses, investor relations consulting, accrued lease expense and accrued Paid Time Off, a combination vacation-sick leave policy. Of the $159,196 accrued liabilities, $100,000 is due to related parties who have agreed to accept stock in lieu of cash for services rendered.

In January 2006 we initiated a legal action for patent encroachment and at that time we anticipated that this legal action would result in legal costs of approximately $100,000; however, the cost of this action has been higher than anticipated and we now estimate that this legal action will result in legal costs of approximately $270,000. Management is in negotiations with the defendant of this litigation in an attempt to settle the dispute without incurring additional legal expenses. However, management believes it is critical to resolve this issue to protect our patents and will divert a portion of our financial resources to continue pursuing this matter legally or through a negotiated settlement.

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

We annually test long-lived assets for impairment or when a triggering event occurs.  We use a fair-value-based test that is applied at the overall company level.  The test compares the fair value of the company to the carrying value of its long-lived assets. This test requires various judgments and estimates. The fair value of the company is determined using the present value of expected future revenues. That fair value is compared against the value of long-lived assets carried on the financial records.  An impairment of long-lived assets is measured as the excess of the carrying amount of long-lived assets over the determined fair value.  Our impairment test at September 30, 2008 projected that long-lived assets were carried on the books at a greater value than their fair value, indicating an impairment of $246,764 compared to the $299,798 charged at December 31, 2007.  We have therefore written down our long-lived assets by the indicated amount for 2008 and 2007 respectively, and will continue to test for impairment on a regular basis.  In the future, should the test indicate carrying values in excess of fair value, additional charges will be required.

We account for stock options under Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006.  Statement 123(R) requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2008 and 2007 we recognized

$237,299 and $578,649, respectively, of stock-based compensation expense for our stock options and there was approximately $80,887 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 1.58 years.

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

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor and its subsidiary, Sensitron, and should be read in conjunction with our audited financial statements for the years ended December 31, 2008 and 2007.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS
	Dec. 31, 2008	Dec. 31, 2007
Design, contract and testing revenue	$ 175,858	$ 31,495
Total operating costs and expenses	(2,173,225)	(2,515,837)
Net other income (expense)	(3,595)	25,873
Net loss	$ (2,000,962)	$ (2,458,469)
Basic and diluted loss per common share	$ (0.08)	$ (0.10)

Our revenue for the 2008 and 2007 years was primarily from design & development engineering, prototype products, sample products and testing services.  Revenue from research and development engineering and prototype product contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer.  Management anticipates that revenue will increase as we fulfill our obligations under the R&D manufacturing agreement and finalize additional production contracts.

Total operating costs and expenses decreased for 2008 when compared to 2007.  Included in 2008 and 2007 operating costs and expenses were charges of $246,764 and $299,798, respectively taken for the impairment of long-lived assets.  Administrative and marketing expenses decreased to $1,275,820 for 2008 compared to $1,566,991 for 2007 primarily due to reductions in compensation expense recognized according to SFAS No. 123(R) for share-based option compensation.  Research and development expense, cost of revenue and amortization of patents and proprietary technology expenses remained relatively the same for 2008 and 2007.

Total net other expense in 2008 includes a $10,000 non-cash interest expense associated with the beneficial conversion feature of the notes payable to related parties, and interest earned on cash deposits primarily from private placement offerings.  In 2007 the Company recognized total net other income of $25,873 which was primarily the result of interest income from the proceeds of the private placement offering, which were deposited in a savings account and sublease, rental income from Handstands, Inc. during 2007. The decrease in interest income in 2008 was due to the usage of cash from savings to fund operations.

As we continued to mature from a research and development company into an engineering design and production company revenues in 2008 increased as development and engineering work were accelerated.  While it is expected the additional investment made in 2009 for product and system development will result in further generation of revenues, there is no guarantee that operating losses will reduce in the short term.

[Table follows]

The chart below presents a summary of our consolidated balance sheets at December 31, 2008 and 2007.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Dec. 31, 2008	Year ended Dec. 31, 2007
Cash and cash equivalents	$ 178,157	$ 1,058,135
Total current assets	251,442	1,092,292
Total assets	7,103,754	8,463,974
Total current liabilities	443,268	99,825
Deficit accumulated during the development stage	(13,253,013)	(11,252,051)
Total stockholders equity	$ 6,660,486	$ 8,364,149

Cash and cash equivalents decreased in 2008 compared to 2007.  The decrease is the net result of cash used to fund operations.  Until our revenue increases, our cash and assets will decrease as we fund our operations.  We will need to raise additional operating capital during the first half of 2009. This will be done by issuing stock, securing additional loans from related parties, or through the licensing of our technology. We anticipate needing to raise an additional $1.0 to $1.5 million in funding.

Our non-current assets decreased at December 31, 2008 compared to 2007 due to the charges taken for impairment of our long-lived assets of $246,764 and $299,798 respectively, and the corresponding adjustments to depreciation and amortization.  These assets include, after adjustments, property and equipment valued at $560,161, patents and proprietary technology of $929,237, goodwill of $5,356,414, and deposits of $6,500 for the leased facility.

Total current liabilities increased at December 31, 2008, as a result of  $300,000 in short-tem notes payable to related parties and accrued liabilities of $159,196 , which was partially offset by the recognition of the $50,000 of deferred revenue deposits at the end of 2007 for services  performed during 2008.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

  Page

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008

  and 2007 and for the Cumulative Period from February 24, 2004

  (Date of Emergence from Bankruptcy) through December 31, 2008

Consolidated Statements of Stockholders’ Equity for the Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through

  December 31, 2008

Consolidated Statements of Cash Flows for the Years Ended December 31,

  2008 and 2007 and for the Cumulative Period from February 24, 2004

  (Date of Emergence from Bankruptcy) through December 31, 2008

Notes to Consolidated Financial Statements

24

HANSEN, BARNETT & MAXWELL, P.C.

A Professional Corporation

       CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. and subsidiaries (a development stage company) (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has not earned any appreciable revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2008 and 2007 and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Hansen, Barnett & Maxwell, P.C.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

March 25, 2009

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$ 178,158	$ 1,058,135
Accounts receivable	32,551	6,933
Inventory	10,016	-
Deposits and prepaid expenses	30,717	27,224
Total Current Assets	251,442	1,092,292
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation
of $29,984 and $0	560,161	792,535
Patents and Proprietary Technology, net of accumulated
amortization of $31,748 and $0	929,237	1,216,233
Goodwill	5,356,414	5,356,414
Total Assets	$ 7,103,754	$ 8,463,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 34,072	$ 15,588
Accrued liabilities	159,196	34,237
Deferred revenue	-	50,000
Convertible notes payable to related party, net of discount of
$50,000	250,000	-
Total Current Liabilities	443,268	99,825

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
24,792,887 shares and 24,792,887 shares issued and outstanding	24,792	24,792
Additional paid-in capital	17,851,493	17,791,493
Warrants and options outstanding	2,037,214	1,799,915
Deficit accumulated during the development stage	(13,253,013)	(11,252,051)
Total Stockholders' Equity	6,660,486	8,364,149
Total Liabilities and Stockholders' Equity	$ 7,103,754	$ 8,463,974

The accompanying notes are an integral part of these financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence from
			Bankruptcy)
	For the Years		through
	Ended December 31,		December 31,
	2008	2007	2008

Engineering, Contract and Testing Revenue	$ 175,858	$ 31,495	$ 667,162

Operating Costs and Expenses
Amortization of patents and proprietary technology	137,022	152,968	707,624
Cost of revenue	13,533	11,093	126,877
Administrative and marketing expense	1,275,820	1,566,991	9,208,216
Research and development expense	500,086	484,987	1,956,042
Impairment of long-lived assets	246,764	299,798	546,562
Total Operating Costs and Expenses	2,173,225	2,515,837	12,545,321

Other Income and (Expenses)
Interest expense	(13,286)	-	(1,589,340)
Interest income	9,691	21,831	131,400
Sublease rent income	-	3,564	11,340
Other income	-	478	478
Gain on forgiveness of debt	-	-	71,268
Net Other Income (Expense)	(3,595)	25,873	(1,374,854)

Net Loss	$ (2,000,962)	$ (2,458,469)	$ (13,253,013)

Basic and Diluted Loss Per Common Share	$ (0.08)	$ (0.10)

Basic and Diluted Weighted-Average
Common Shares Outstanding	24,792,887	24,003,846

The accompanying notes are an integral part of these financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from February 24, 2004 (Date of Emergence from

Bankruptcy) through December 31, 2008

					Deficit
				Warrants	Accumulated
			Additional	and	During the	Total
	Common Stock		Paid-in	Options	Development	Stockholders'
	Shares	Amount	Capital	Outstanding	Stage	Equity
Balance-February 24, 2004 (Date of Emergence from Bankruptcy)	14,098,202	$ 14,098	$ 4,952,166	$ -	$ -	$ 4,966,264
Beneficial debt conversion option	-	-	1,500,000	-	-	1,500,000
Conversion of note payable, March 31 and May 19, 2004, $.50 per share	3,000,000	3,000	1,497,000	-	-	1,500,000
Issuance for consulting services, March 3, 2004, $1.15 per share	100,000	100	114,580	-	-	114,680
Stock based compensation from 650,000 warrants issued on March 3, 2004 for consulting services	-	-	-	731,328	-	731,328
Issuance for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC,
a company controlled by a stockholder, March 31, 2004, $ 1.21 per share	1,600,000	1,600	1,929,709	-	-	1,931,309
Issuance for compensation, November 24, 2004, $1.48 per share	1,200,000	1,200	1,774,800	-	-	1,776,000
Net loss	-	-	-	-	(4,510,726)	(4,510,726)
Balance-December 31, 2004	19,998,202	19,998	11,768,255	731,328	(4,510,726)	8,008,855
Issuance of common stock at $ .77 per share and 2,836,335 warrants at $0.61 per warrant for cash, net of $347,294 cash offering costs, 140,000 common shares and 140,000 warrants,
January through March 2005	2,976,335	2,976	1,977,294	1,926,937	-	3,907,207
Issuance of 30,000 warrants at $1.38 per warrant for services, July 2005	-	-	-	41,300	-	41,300
Issuance of common stock at $ 1.73 per share, as compensation to a director of the Company for
services, August 2005	18,350	18	31,727	-	-	31,745
Net loss	-	-	-	-	(1,770,020)	(1,770,020)
Balance - December 31, 2005	22,992,887	22,992	13,777,276	2,699,565	(6,280,746)	10,219,087
Stock-based employee compensation from stock options	-	-	-	827,718	-	827,718
Exercise of warrants, $0.70 per share, for cash, June 2006	300,000	300	547,480	(337,780)	-	210,000
Net loss	-	-	-	-	(2,512,836)	(2,512,836)
Balance - December 31, 2006	23,292,887	23,292	14,324,756	3,189,503	(8,793,582)	8,743,969
Issuance of common stock at $ 1.00 per share - June 2007	1,000,000	1,000	999,000	-	-	1,000,000
Issuance of common stock at $ 1.00 per share - September 2007	500,000	500	499,500	-	-	500,000
Stock-based employee compensation from stock options	-	-	-	578,649	-	578,649
Expiration of warrants, July through September 2007	-	-	1,968,237	(1,968,237)	-	-
Net loss	-	-	-	-	(2,458,469)	(2,458,469)
Balance - December 31, 2007	24,792,887	24,792	17,791,493	1,799,915	(11,252,051)	8,364,149
Stock-based employee compensation from stock options	-	-	-	237,299	-	237,299
Stock-based conversion feature on notes payable	-	-	60,000	-	-	60,000
Net loss	-	-	-		(2,000,962)	(2,000,962)

Balance - December 31, 2008	24,792,887	$ 24,792	$ 17,851,493	$ 2,037,214	$ (13,253,013)	$ 6,660,486

The accompanying notes are an integral part of these financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence
	For the Years		from Bankruptcy)
	Ended December 31,		through
	2008	2007	December 31, 2008
Cash Flows from Operating Activities:
Net loss	$ (2,000,962)	$ (2,458,469)	$ (13,253,013)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	137,825	165,566	673,314
Amortization of patents and proprietary technology	137,022	152,968	707,624
Impairment of long-lived assets	246,764	299,798	546,562
Issuance of common stock and warrants for services	-	-	2,695,053
Expenses paid by increase in convertible note payable	-	-	60,000
Amortization of discount on note payable	-	-	1,556,666
Stock-based compensation expense for employees	237,299	578,649	1,643,666
Non-cash interest expense on convertible notes payable	10,000	-	10,000
Changes in operating assets and liabilities:
Accounts receivable	(25,618)	(5,670)	(32,551)
Inventory	(10,016)	-	(10,016)
Deposits and prepaid expenses	(3,493)	5,584	(37,217)
Accounts payable	18,485	(7,761)	(174,034)
Accrued liabilities	124,959	9,250	156,704
Deferred revenue	(50,000)	50,000	(343,750)
Net Cash Used in Operating Activities	(1,177,735)	(1,210,085)	(5,800,992)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	-	(197,574)
Payments for patents	(2,242)	-	(45,868)
Payment for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	(2,242)	-	(508,442)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	1,500,000	5,617,207
Principal payments on notes payable - related parties	-	-	(460,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	300,000	-	883,334
Net Cash Provided by Financing Activities	300,000	1,500,000	6,485,541
Net Change in Cash and Cash Equivalents	(879,977)	289,915	176,107
Cash and Cash Equivalents at Beginning of Period	1,058,135	768,220	2,051
Cash and Cash Equivalents at End of Period	$ 178,158	$ 1,058,135	$ 178,158

Supplemental Cash Flow Information:
Cash paid for interest	$ 107	$ -	$ 16,995

The accompanying notes are an integral part of these financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Salt Lake City, Utah and is a development stage company. The Company’s development stage activities to date have included acquiring equipment and technology, obtaining financing and seeking manufacturing contracts. The Company’s planned operations, which have not yet commenced at a commercial level, are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2008, the Company had not begun any commercial manufacturing.

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

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. The cash and equivalents of $178,158 represent cash on deposit in various bank accounts with two separate financial institutions.

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Due to the limited amount of transactions collectability of the trade receivables are reasonably assured, therefore the Company has not created an allowance for doubtful accounts. Contracts associated with design and development engineering require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. As the Company’s revenues and customer base increase, an allowance policy will be established.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method.

Business Condition – The Company suffered losses of $2,000,962 and $2,458,469 and used cash in operating activities of $1,177,735 and $1,210,085 during the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, the Company had an accumulated deficit of $13,253,013. The Company is in the development stage and has not earned any appreciable revenue during the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

On September 11, 2008, R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented bed technology for medical applications. On that same day, R&D Products, the Licensee and Flexpoint entered into a long-term joint manufacturing agreement for R&D’s bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related products through 2018 with an option to renew each year thereafter. Production schedules with specific quantities, deadlines and resource requirements are still being outlined.

The Company may not make significant progress towards initiating its manufacturing obligations under the R&D contract for its sensor technology in the Medical Bed application within the next six to nine months and the Company may not realize significant revenues or become profitable within the next twelve to eighteen months. Reaching profitable operations will require the Company to obtain additional financing. Through December 31, 2008, the Company met its short-term cash needs through proceeds from common stock and warrants issued in a $3,980,207 private placement offering during 2005 and two private placements totaling $1,500,000 in 2007. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock. However, there can be no assurance that plans to obtain financing will be completed, or that such sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to the Company.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable.  When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  The Company recognized $246,764 and $299,798 of impairment expense for the years ended December 31, 2008, and 2007, respectively.  The analysis compared the present value of projected revenues for the next three years against the carrying value of the long-lived assets.  The result of the valuation analysis showed an impairment of long-lived assets, as their carrying values exceeded the present value of the projected revenues.  The resultant impairment charges are identified as a line item in the consolidated statement of operations and were applied ratably on the balance sheet to each class of property and equipment and patents and proprietary technology.  Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  The impairment analysis at December 31, 2008 and December 31, 2007, resulted in an impairment charge, as stated in the above section, which was ratably applied to the property and equipment and the intangible assets.

Research and Development – Research and development costs are recognized as expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually or when a triggering event occurs using a fair value approach. A fair-value-based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its net assets. This test requires various judgments and estimates. The fair value of the Company is determined using the market value of the Company’s common stock. The fair value of the Company is allocated to the Company’s assets and liabilities based on their fair values with the excess fair value allocated to goodwill. An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value.  No impairment of goodwill was recognized during the years ended December 31, 2008 or 2007.

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

Stock-Based Compensation – In December 2004, the FASB issued Statement No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No.123R”).  SFAS No. 123R supersedes APB 25 and requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.  Under APB 25, no compensation was recorded in earnings for the Company’s stock-based options granted under the 2005 Stock Incentive Plan (the “Plan”).  Under SFAS No. 123R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period.  On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, for its share-based compensations plans and began recognizing the unvested portion of employee compensation from stock options and awards equal to the unamortized grant-date fair value over the remaining vesting period.  Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.  For the years ended December 31, 2008 and 2007, the Company recognized expense for stock-based compensation under SFAS No. 123R of $237,299 and $578,649, respectively.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share – Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and common equivalents outstanding during the period.  At December 31, 2008 and 2007, there were warrants outstanding to purchase 350,000 shares of common stock which expire September 1, 2009. These warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 157, Fair Value Measurements, (SFAS 57) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008.  The Company has evaluated the impact of SFAS 157 on the financial statements and believes that the changes in accounting principal had little or no significant impact on the reporting of its financial position and results of operations. With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position on SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 142-3.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 07-5.

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-3.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $137,825 and $165,566 for the years ended December 31, 2008 and 2007, respectively.  The company recognized impairment of $246,764 and $299,798 for the years ended December 31, 2008 and 2007, respectively.  Property and equipment at December 31, 2008 and 2007 consisted of the following:

December 31,	2008	2007

Machinery and equipment	$ 535,804	$ 718,806
Office equipment	40,455	55,411
Furniture and fixtures	13,470	17,761
Software	416	557

Total Property and Equipment	590,145	792,535
Less: Accumulated depreciation	(29,984)	-

Net Property and Equipment	$ 560,161	$ 792,535

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2008 and 2007 were as follows:

December 31 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$ 161,901	$ (5,160)	$ 156,741
Proprietary Technology	799,082	(26,588)	772,494

Total Amortizing Asset	$ 960,983	$ (31,748)	$ 929,235

December 31 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$ 202,377	$ -	$ 202,377
Proprietary Technology	1,013,856	-	1,013,856

Total Amortizing Asset	$ 1,216,233	$ -	$ 1,216,233

Patent amortization was $22,229 and $24,859 for the years ended December 31, 2008 and 2007, and amortization related to proprietary technology was $114,793 and $128,109 for the same periods respectively.  Patent and proprietary technology amortization is charged to operations.  The Company recognized impairment of $246,764 and $299,798 for the years ended December 31, 2008 and 2007 respectively.

Estimated aggregate amortization expense for each of the next five years is $126,993 each year.

Goodwill – Intangible assets not subject to amortization as of December 31, 2008 and 2007 consisted of goodwill with a net carrying value of $5,356,414.

During 2004, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the value of the Company’s goodwill and patents at the date of emergence from bankruptcy and the fair value of the proprietary technology at its purchase date.  The appraisal was completed during 2005.  The Company continues to evaluate the fair value of its intangible assets using similar methods as those used by the valuation firm.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2008 and 2007 respectively.  The components of the net deferred tax asset as of December 31, 2008 and 2007, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2008	2007
Operating loss carry forwards	$ 5,673,772	$ 5,005,777
Property and equipment	71,055	43,475
Patents and proprietary technology	75,969	114,348
Stock-based compensation	613,087	524,575
Total Deferred Tax Assets	$ 6,433,883	$ 5,688,175
Valuation allowance	(6,433,883)	(5,688,175)
Net Deferred Tax Asset	$ -	$ -

Federal and state net operating loss carry forwards at December 31, 2008 and 2007 were $15,211,185 and $13,420,313, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards begin to expire in 2020.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2008 and 2007, respectively:

For the Years Ended December 31,	2008	2007
Tax at statutory rate (34%)	$ (680,327)	$ (835,879)
Non-deductible expenses	650	879
Change in valuation allowance	745,708	916,130
State tax benefit, net of federal tax effect	(66,031)	(81,130)
Provision for Income Taxes	$ -	$ -

NOTE 5 – CONVERTIBLE NOTES PAYABLE

In November 2008 the Company secured $300,000 of short-term financing from three related parties. Each note is for $100,000 and is due and payable on May 31, 2009 with an annual interest rate of 10%. The notes are secured by business equipment. The notes also have a conversion feature for restricted common shares at $.25 per share.  Each note was signed separately on a different date. Due to this timing difference the market price of the common stock associated with the conversion features on two of the notes increased resulting in a beneficial conversion feature of $60,000, which was recognized as a debt discount and increase to additional paid-in capital. The calculation for the “intrinsic value” of the beneficial conversion feature was the difference between the conversion price of the common stock and the market value on the date the notes were executed multiplied by the number of shares into which the notes may be converted. The discount will be amortized from the date the notes were executed through May 31, 2009.  As of December 31, 2008, $10,000 of the debt discount was amortized and recognized as interest expense.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMON STOCK

Private Placement of Common Stock and Warrants – From January 25, 2005 through March 31, 2005, the Company issued 2,836,335 shares of common stock and warrants to purchase 2,836,335 shares of common stock at $3.00 per share from October 1, 2005 through September 30, 2007 in a private placement offering. The Company realized proceeds of $3,907,207, net of $347,294 of cash offering costs. As part of this private placement, the Company also issued to the placement agent 140,000 shares of common stock and 140,000 warrants exercisable at $3.00 per share for the agent’s services in connection with the offering. The fair value of the warrants issued was $4,047,816 as estimated by the Company using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.58%; volatility of 200%; estimated life of two years; and dividend yield of 0%. The net proceeds were allocated to the shares of common stock and the warrants based upon their relative fair values and resulted in allocating $1,980,271 to the shares of common stock and $1,926,937 to the warrants.  All outstanding warrants issued in this transaction have expired and were never exercised.

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

Two additional private placements of common stock were completed during 2007.  The Company issued 1,500,000 shares of common stock resulting from these transactions.  In the first transaction, completed in June 2007, the Company realized $1,000,000 for the placement of 1,000,000 shares of common stock at $1.00 per share.  In September 2007, the Company received an additional $500,000 for the placement of 500,000 shares of common stock at $1.00 per share to related parties.  The cumulative $1,500,000 received by the Company represented net proceeds from these transactions, as there were no fees connected to either of the private placements.

SB-2 Registration – On August 4, 2005, the Company registered 8,932,670 shares of common stock, including 3,656,335 warrants to purchase common stock at some future date.  The Company registered 5,952,670 shares related to the private placement in March 2005, 30,000 warrants to purchase common stock held by Investors Stock Daily, Inc., 650,000 warrants to purchase common stock held by Summit Resource  Group, and an additional 2,300,000 shares held by certain investors.  The Company filed a post effective amendment extending this registration on October 10, 2006.  This registration statement is no longer effective.

Exercise of Warrants – On June 27, 2006, the Company issued 300,000 shares of common stock upon the exercise of warrants at $0.70 per share by Summit Resource Group. The Company received $210,000 from the exercise of the warrants.

The following table summarizes the activity of warrants outstanding for the years ended December 31, 2008 and 2007:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding at December 31, 2006	3,356,335	2.76	0.89
Expired	(3,006,335)	2.99	-
Outstanding at December 31, 2007	350,000	0.80	1.17
Expired	-	-	-
Outstanding at December 31, 2008	350,000	0.80	1.17

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCK OPTION PLANS

On August 25, 2005, the Board of Directors of the Company approved and adopted the 2005 Stock Incentive Plan (the Plan). The Plan became effective upon its adoption by the Board and will continue in effect for ten years, unless terminated.  This plan was approved by the stockholders of the Company at their annual meeting of shareholders on November 22, 2005. Under the Plan, the exercise price for all options issued will not be less than the average quoted closing market price of the Company’s trading common stock for the thirty day period immediately preceding the grant date plus a premium of ten percent.  The maximum aggregate number of shares that may be awarded under the plan is 2,500,000 shares.

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

On August 25, 2005, the Company granted options to employees to purchase an aggregate 1,159,000 shares of common stock at an exercise price of $1.91 per share. These options vest over three years on either the employee’s employment anniversary date or on the anniversary date specified in the grant and expire 10 years from date of grant.  The Company used the following assumptions in estimating the fair value of the options granted on August 25, 2005: market value at time of issuance - $1.73; expected term – 8 years; risk-free interest rate – 4.18%; dividend yield – 0%; and expected volatility – 200%.  Using these assumptions, the options granted have a weighted-average fair value of $1.72 per share.

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

On February 8, 2007, the Company granted employee options to purchase an aggregate 382,000 shares of common stock at an exercise price of $1.18 per share. The options vest on the anniversary of the grant date and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on February 8, 2007: market value at time of issuance - $1.45; expected term – 6 years; risk-free interest rate – 4.86%; dividend yield – 0%; and expected volatility – 200%. Using these assumptions, the options granted have a weighted-average fair value of $1.43 per share.

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

On October 18, 2007, the Company granted an employee options to purchase an aggregate 75,000 shares of common stock at an exercise price of $1.26 per share. The options vest on the anniversary of the grant date and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on October 18, 2007: market value at time of issuance - $1.09; expected term – 6 years; risk-free interest rate – 4.93%; dividend yield – 0%; and expected volatility – 200%. Using these assumptions, the options granted have a weighted-average fair value of $1.08 per share.

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

During the years ended December 31, 2008 and 2007, the Company recognized $237,299 and $578,649 of stock-based compensation expense, respectively. The transitional effects of adoption of SFAS 123R was an increase in net loss and basic and diluted loss per share for the year ended December 31, 2007 of $578,649 ($0.02 per share).  There were no effects on cash flows from operating activities or financing activities from the adoption. There were 1,192,000 and 1,607,000 employee stock options outstanding at December 31, 2008 and 2007, respectively.  A summary of all employee options outstanding and exercisable under the plan as of December 31, 2008, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,607,000	$ 1.66	-	$ -
Grant	165,000	0.72	-
Expired	140,000	1.48	-
Forfeited	200,000	1.38	-
Outstanding at end of Year	1,432,000	.$ 1.61	6.68
Exercisable at the end of Year	1,192,000	.$ 1.74	6.68	$ -

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2007, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,150,000	$ 1.92	-	$ -
Grant	757,000	1.27	-
Expired	(90,000)	1.91	-
Forfeited	(210,000)	1.53	-
Outstanding at end of year	1,670,000	$ 1.66	7.68
Exercisable at the end of the year	793,000	$ 1.92	7.67	$ -

As of December 31, 2008, there was approximately $80,887 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 1.58 years.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LEASE COMMITMENT

Effective March 31, 2004, the Company agreed to sub-lease offices and a manufacturing facility in which the Company’s acquired equipment is located, with monthly lease payments of $5,500 plus common area maintenance fees.  The lease expired in September 2004.  During July 2004, the Company entered into a new five-year lease agreement with average monthly payments including prescribed common area fees of $8,718, with a 2% annual increase in lease payments.  Rent expense is recognized on a straight-line basis over the term of the lease. The current lease expires September 30, 2009.  With the recent downturn in the economy management is in negotiations with the landlord to extend the lease at a lower rate and/or for possibly less square footage. Because negotiations are in the preliminary stage there is no estimate of what rent costs will be beyond September 30, 2009. Rent expense of $106,619 and $110,678 was charged to operations for the years ended December 31, 2008 and 2007, respectively. Total future annual minimum rent payments as of December 31, 2008 are $80,894 for the year ended December 31, 2009, and  $0 thereafter.

NOTE 9 – RELATED PARTY MANUFACTURING CONTRACT

In September 2005, the Company entered into a manufacturing agreement with R&D Products, LLC, a Utah limited liability company, doing business in Midvale, Utah.  For the purpose of this contract, management considers R&D Products to be a Related Party because a controlling member of R&D Products, LLC owns a non-controlling interest as a shareholder of Flexpoint Sensor Systems, Inc.  R&D Products has developed a mattress with multiple air chambers that uses the Company’s Bend Sensor® and the Company has agreed to manufacture the Bend Sensor® for the mattresses.  The initial order was for 30,000 Bend Sensor® to be used to begin manufacture of 1,000 mattresses.  R&D Products deposited $50,000 with the Company in the 4th quarter of 2007 related to this contract and another $50,000 was deposited during the first quarter of 2008.  Throughout 2008 Flexpoint completed the engineering, electronic development and design of a Medical bed, and delivered prototypes to R&D Products. With the delivery of the prototypes and R&D signing off on the final engineering, Flexpoint recognized the $100,000 deposited by R&D as income during the year.

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented bed technology. On that same day Flexpoint, R&D Products and the Licensee entered into a long-term joint manufacturing agreement for R&D’s bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related products through 2018 with an option to renew each year thereafter. Production schedules with specific quantities and dead lines are still being outlined.

NOTE 10 – LEGAL PROCEEDINGS

On January 20, 2006, Sensitron, Inc., the Company’s wholly owned subsidiary, filed a complaint in the United States District Court for the District of Utah, Central Division, against Michael W. Wallace, d/b/a Pure Imagination, seeking patent rights for a patent and patent application that Mr. Wallace filed with the United States Trademark and Patent Office.  Mr. Wallace assisted Sensitron with the development of certain software to be used in combination with our Bend Sensor® technology related to the SEAT MAT™ system. The complaint alleges that Mr. Wallace failed to deliver the source code to Sensitron and failed to list our employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  Sensitron is seeking a copy of the source code and ownership of the patent or correction of the patent and patent application to add the appropriate co-inventors. Sensitron is also seeking unspecified damages along with its costs and attorneys’ fees.  As of December 31, 2008, this action was still pending in the United States District Court.

On July 3, 2001, Flexpoint Sensor Systems, Inc. filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  The petition was filed in the United States Bankruptcy Court for the District of Utah, File No. 01-29577JAB.  On February 24, 2004, the bankruptcy court confirmed the plan of reorganization. In the bankruptcy proceeding, the Company objected to the $1,700,000 claim made by Delco Electronics, Inc. (Delphi) and asserted that Delphi is precluded by the terms of the agreement from any financial recovery due to its breach of the sponsorship agreement.  Other potential claims are breach of contract, breach of fiduciary duties owed to Flexpoint, Inc. pursuant to the contract, and intentional and negligent interference with Flexpoint, Inc.’s contractual and business relationship with General Motors.   As of the report date, neither party is actively pursuing this action.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with our independent accountant during the last three fiscal years.

ITEM 9A(T).  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors in the last year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting.  There have been no changes in internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position Held	Director Term of Office
Clark M. Mower	62	President, CEO and Director	From November 2005 until next annual meeting
John A. Sindt	64	Chairman of the Board	From November 2005 until next annual meeting
Ruland J. Gill, Jr.	63	Director	From November 2005 until next annual meeting
Thomas N. Strong	53	Controller and Chief Financial Officer	.

Clark M. Mower – Mr. Mower was appointed our President and CEO in January 2005.  He was appointed as Director, President and CEO of Sensitron in February 2005.  In November 2005 he was elected to serve a one year term as director (or until the next annual meeting).  He formerly served as Senior Vice President - Mergers and Acquisitions - Merchant Energy Group for El Paso Energy Corporation (NYSE: EP).  From August 2002 through 2004 he was the managing member of Polaris Energy, LLC, a non-affiliated consulting company to energy related mergers and acquisition.  From August 2002 to July 2004 he was a management committee member for Saguaro Power Company, a non-affiliated company operating a 100 megawatts power plant in Henderson, Nevada.  Prior to that he served as President and Chief Executive Officer of Bonneville Pacific Corporation (a public company) for eight years until El Paso Corporation acquired Bonneville Pacific Corporation in October 1999.  He is a director on the board of GeNOsys, Inc., a public reporting company.

John A. Sindt – Mr. Sindt has served as a director of the company since 1999 and served as President and Chief Executive and Financial Officer from 2001 to 2004.  He served as Secretary/Treasurer from January 2005 through July 2005.  In November 2005 he was elected to serve a two year term as director (or until the next annual meeting). Mr. Sindt is also the Chairman of the Board of Sensitron, our subsidiary.  He has been employed since 1965 as a Salt Lake County, Utah Constable and he currently heads that department.  He has also served as President, Corporate Secretary and Director for the National Constables Association.  He has owned and operated a successful chain of retail jewelry stores in Utah.

Ruland J. Gill, Jr. - Mr. Gill retired from Questar Corporation (NYSE: STR) where he served as Vice President of Government Affairs and Senior Attorney from 1973 until his retirement in 2008.  He was appointed as a Director of Sensitron in February 2005.  In November 2005 he was elected to serve a three year term as director (or until the next annual meeting)  In addition to his professional career, Mr. Gill has held several important positions including President of the Utah Petroleum Association, and Trustee of the Rocky Mountain Mineral Law Foundation.  He is also a current Board member of Prime Snax, a privately held company.

Thomas N. Strong – Prior to accepting the position of Controller and Chief Financial Officer of Flexpoint in August 2008, Mr. Strong was employed by Praxair Healthcare Services as a Regional Financial Analyst, and part of his responsibilities with this provider of medical gases and equipment  was to direct that company’s regional compliance with the Sarbanes-Oxley Act of 2002.  From 2002 to 2005 he was employed as Regional Corporate Controller for INVE America and Subsidiaries, an international agriculture and aquaculture company responsible for the accounting, financial reporting and treasury duties for all of North and South America. Mr. Strong has over 20 years experience in the accounting field, primarily in controller positions.

AUDIT COMMITTEE

Our audit committee consists of Messrs. Mower and Gill, with Mr. Gill serving as Chairman.  Our audit committee has a charter and management believes Mr. Gill qualifies as an audit committee financial expert because of his extensive experience in finance.   Based upon the definition of independent director under NASDAQ Stock Market Rule 4200(a)(15), Mr. Gill is independent of management.  However, Mr. Mower is not independent of management.

CODE OF ETHICS

We adopted a Business Ethics and Code of Conduct in November 2000.  Upon written request we will provide a copy of the Business Ethics and Code of Conduct to any person without charge.  Address your request to:

Shareholder Communications

Flexpoint Sensor Systems, Inc.

106 West Business Park Drive

Draper, Utah 84020

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2008, we believe that all required reports were filed as required by the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Objectives -- Our compensation philosophy is to align executive compensation with the interests of stockholders, attract, retain and motivate a highly competent team of executives, and link pay to performance.

Base Salary -- Base salaries for our executives depend on the scope of their responsibilities and their performance.  Base salary is designed to compensate the executives for services rendered during the year.  These salaries are compared to amounts paid to the executive’s peers outside our Company.  As we have not yet established a Compensation Committee, salary levels are typically reviewed annually by the Board of Directors performance review process, with increases based on the assessment of the performance of the executive.

Long-term Compensation -- The Board of Directors determined that long-term incentive compensation would be in the form of stock options granted.  We have a stock option plan and implemented which has been approved by the shareholders to provide long-term compensation to directors and employees of the company.

Perquisites  --  The only material perquisite provided to our executive officers is reimbursement for use of a personal automobile while engaged on company business.

Retirement Benefits --  As a development stage company, we have no retirement benefits currently in place.  It is the intent of the company to add such benefits at a future date.

Employee agreements  --  We have not entered into employment contracts with our executive officers and their compensation is determined at the discretion of our board of directors.

Termination and Change of Control Payments -- The Company does not currently have employment agreements with its executive officers and there are no agreements providing for severance should a change of control take place

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid to our principal executive officer, principal financial officer, and our most highly compensated executive officer for the last three fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO and Director	2008 2007 2006	$154,500 $154,500 $154,500	0 $143,389 0	0 0 0	$154,500 $297,889 $154,500
John A. Sindt, Chairman.	2008 2007 2006	$ 12,000 $ 12,000 $123,600	0 0 0	0 0 0	$ 12,000 $ 12,000 $123,600
Thomas N. Strong Controller/CFO.	2008 2007 2006	$50,000 (2) 0 0	$82,090 0 0	0 0 0	$132,090 0 0

(1)

 Represents value of options granted computed in accordance with FAS 123R.

(2)

Represents compensation from Mr. Strong’s hire date of August 1, 2008.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to the above named executive officers as of December 31, 2008.

OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exercise Date (f)
Clark M. Mower CEO, President and Director	300,000 100,000	0	0	$1.91 $1.18	12/31/15 8/25/15
John A. Sindt, Principal Financial Officer and Director	180,000	0	0	$1.91	12/31/15
Thomas N. Strong	0	120,000 (1)	0	$.72	8/25/15

(1)

Options for 40,000 shares vest on August 1, 2009; options for 40,000 shares vest on August 1, 2010; options for 40,000 shares vest on August 1, 2011.

DIRECTOR COMPENSATION

We have paid $12,000 in compensation to our Chairman during the fiscal year ended December 31, 2008.  We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2008.  This chart also includes individual compensation arrangements described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,432,000	$ 1.61	1,068,000
Equity compensation plans not approved by security holders	350,000	$ 0.80	0
Total	1,782,000	$ 1.45	1,068,000

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

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 24,792,887 shares of common stock outstanding as of March 2, 2009, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
First Equity Holdings Corp. First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, Utah 84106	5,842,858 (1)	23.6

(1)

Includes 600,000 shares held by an officer of First Equity Holdings Corp.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Clark M. Mower	1,055,000 (1)	4.2
John A. Sindt	1,611,326 (2)	6.5
Ruland J. Gill, Jr.	191,470 (3)	Less than 1%
Thomas N. Strong	2,500	Less than 1%
Directors and officers as a group	2,860,296	11.3

(1)

Represents 655,000 shares and vested options to purchase 400,000 shares.

(2)

Represents 1,233,338 held by Mr. Sindt, 180,000 vested options and he has investment power with respect to 197,988 shares.

(3)

Represents 28,350 shares held by Mr. Gill and 163,120 shares held in a family trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PARTIES

On November 10, 2008, we executed a promissory note to First Equity Holdings Corp., a stockholder, in the principal amount of $100,000, with 10% interest per annum.  First Equity Holdings Corp. beneficially owns 23.6% of our outstanding common stock.  The promissory note is due in full, with accrued interest and fees on or before May 31, 2009 and is secured by a portion of our business equipment.   If we fail to pay the amount due, a late rate of interest of 15% applies to the outstanding balance.  In addition, at the holder’s option, the amount due under the note may be converted into our restricted common stock at $0.25 per share.  The terms of the promissory note were similar to those made to two other investors.

In September 2007, Mr. Clark Mower, our President, Chief Executive Officer and Director, and Mr. John Clayton, a major shareholder, each purchased 100,000 shares of common stock through a private placement.  The stock was issued at a price of $1.00 per share, consistent with the pricing of the other participant in the private placement, with the earlier offering to a non-related entity

DIRECTOR INDEPENDENCE

We believe Ruland J. Gill, Jr. in an independent directors as defined under NASDAQ Stock Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

ACCOUNTANT FEES

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Hansen Barnett & Maxwell, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2008	2007
Audit fees	$ 35,360	$ 26,051
Audit-related fees	0	0
Tax related fees	$ 1,600	$ 1,600
All other fees	0	0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

PRE-APPROVAL POLICIES

Our audit committee makes recommendations to our board of directors regarding the engagement of an auditor.  Before the auditor renders audit and non-audit services our board of directors approves the engagement.  Our audit committee does not rely on pre-approval policies and procedures.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.3

Flexpoint Sensor Systems, Inc. 2005 Stock Incentive Plan (Incorporated by reference to Schedule 14A, filed October 27, 2005)

10.4

Promissory Note between Flexpoint Sensor and First Equity Holdings Corp., dated November 14, 2008

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

Date: March 27, 2009

By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 27, 2009

 /s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date:  March 27, 2009

 /s/ John A. Sindt

John A. Sindt

Chairman of the Board,

Date:  March 27, 2009

 /s/Ruland J. Gill, Jr.

Ruland J. Gill, Jr.

Director

Date:  March 27, 2009

 /s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer