Form 10-Q
period 2009-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2009-05-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2009

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

801-568-5111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 24,792,887 as of May 14, 2009.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2009 and

    December 31, 2008

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended

March 31, 2009 and 2008 and for the Cumulative Period from February 24, 2004

(Date of Emergence from Bankruptcy) through March 31, 2009

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three

                Months Ended March 31, 2009 and 2008 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through March 31, 2009

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3. Quantitative and Qualitative Disclosures About Market Risk

15

Item 4T. Controls and Procedures

15

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

15

Item 1A.  Risk Factors

15

Item 6.  Exhibits

 17

Signatures

18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2009, the condensed consolidated statements of operations for the three  month periods ended March 31, 2009 and 2008, and condensed consolidated statements of cash flows for the three month periods ended March 31, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2009, are not necessarily indicative of results to be expected for any subsequent period.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$31,128	$178,158
Accounts receivable	34,464	32,551
Inventory	8,822	10,016
Deposits and prepaid expenses	30,572	30,717
Total Current Assets	104,986	251,442
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation
of $60,266 and $29,984	532,425	560,161
Patents and Proprietary Technology, net of accumulated
amortization of $63,496 and $31,748	897,488	929,237
Goodwill	5,356,414	5,356,414
Total Assets	$6,897,813	$7,103,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$51,172	$34,072
Accrued liabilities	237,105	159,196
Convertible note payable, net of discount of $11,544 and $0	10,656	-
Convertible notes payable to related party, net of discount of	312,000	250,000
$38,000 and $50,000
Total Current Liabilities	610,933	443,268

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
24,792,887 shares issued and outstanding each period	24,792	24,792
Additional paid-in capital	17,881,037	17,851,493
Warrants and options outstanding	2,070,624	2,037,214
Deficit accumulated during the development stage	(13,689,573)	(13,253,013)
Total Stockholders' Equity	6,286,880	6,660,486
Total Liabilities and Stockholders' Equity	$6,897,813	$7,103,754

The accompanying notes are an integral part of these consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
			For the
			Cumulative
			Period from
			February 24
			2004 (Date of
			Emergence
			From
			Bankruptcy)
	For the Three Months		Through
	Ended March 31,		March 31,
	2009	2008	2009

Design, Contract and Testing Revenue	$26,603	$12,733	$693,765

Operating Costs and Expenses
Amortization of patents and proprietary technology	31,748	35,091	739,372
Cost of revenue	7,962	3,099	134,839
Administrative and marketing expense	277,247	388,394	9,485,463
Research and development expense	108,618	109,954	2,064,660
Impairment of long-term assets	-	-	546,562
Total Operating Costs and Expenses	425,575	536,538	12,970,896

Other Income and (Expenses)
Interest expense	(37,766)	-	(1,627,106)
Interest income	178	5,395	131,578
Sublease rent income	-	-	11,340
Other income	-	-	478
Gain on forgiveness of debt	-	-	71,268
Net Other Income (Expense)	(37,588)	5,395	(1,412,442)

Net Loss	$(436,560)	$(518,410)	$(13,689,573)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.02)

Basic and Diluted Weighted-Average
Common Shares Outstanding	24,792,887	24,792,887

The accompanying notes are an integral part of these consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNADUDITED)
			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence
			From
			Bankruptcy)
	For the Three Months		Through
	Ended March 31,		March 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$(436,560)	$(518,410)	$(13,689,573)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	30,282	38,057	703,596
Amortization of patents and proprietary technology	31,748	35,091	739,372
Impairment of long-lived assets	-	-	546,562
Issuance of common stock and warrants for services	-	-	2,695,053
Expenses paid by increase in convertible note payable	-	-	60,000
Amortization of discount on note payable	-	-	1,556,666
Stock-based compensation expense for employees	33,410	115,193	1,677,076
Non-cash interest expense on convertible notes payable	30,000	-	40,000
Changes in operating assets and liabilities:
Accounts receivable	(1,913)	(8,943)	(34,464)
Inventory	1,194	-	(8,822)
Deposits and prepaid expenses	145	(28,560)	(37,072)
Accounts payable	39,301	6,669	(134,733)
Accrued liabilities	77,909	77,425	234,613
Deferred revenue	-	50,000	(343,750)
Net Cash Used in Operating Activities	(194,484)	(233,478)	(5,995,476)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	(2,546)	-	(200,120)
Payments for patents	-	-	(45,868)
Payment for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	(2,546)	-	(510,988)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	-	5,617,207
Principal payments on notes payable - related parties	-	-	(460,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	50,000	-	933,334
Net Cash Provided by Financing Activities	50,000	-	6,535,541
Net Change in Cash and Cash Equivalents	(147,030)	(233,478)	29,077
Cash and Cash Equivalents at Beginning of Period	178,158	1,058,135	2,051
Cash and Cash Equivalents at End of Period	$31,128	$824,657	$31,128

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$16,995
Noncash investing and financing activities:
Accounts payable converted to note payable	$22,200	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the “Company”).  These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2009. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using Bend Sensors® flexible potentiometer technology. The Company is in the development stage as planned production and revenue generation have not commenced.  Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing, and seeking manufacturing contracts. During the third quarter 2008, the Company entered into new manufacturing agreements which are described in Note 3.  Even though the Company is making strides forward with its business plan, it is likely that significant progress may not occur within the next six months.  Accordingly, the Company may not realize significant revenues or become profitable within the next twelve months, which would require additional financing to fund its current cash needs. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Due to the limited amount of transactions collectability of the trade receivables are reasonably assured, therefore the Company has not created an allowance for doubtful accounts. Contracts associated with design and development engineering requires a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. As the Company’s revenues and customer base increase, an allowance policy will be established.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method.  Inventories consist of raw materials at March 31, 2009

Property and Equipment – Property and equipment are stated at cost.  Additions and major improvements are capitalized while maintenance and repairs are charged to operations.  Upon trade-in, sale, or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

recoverable.  When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  The Company’s analysis did not indicate any impairment of assets as of March 31, 2009.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential of common shares outstanding during the period.  At March 31, 2009, there were outstanding options and warrants to purchase 1,432,000 shares of common stock.  At March 31, 2008, there were outstanding options and warrants to purchase 1,957,000 shares of common stock.  These options and warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

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

.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three month periods ended March 31, 2009 and 2008, the Company recognized $33,410 and $115,193 of stock-based compensation expense, respectively. There were 1,432,000 employee stock options outstanding at March 31, 2009.  A summary of all employee options outstanding and exercisable under the plan as of March 31, 2009, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,432,000	$ 1.61	6.68	$ -

Grant	-	-	-

Expired	-	-	-

Forfeited	-	-	-

Outstanding at end of Year	1,432,000	$ 1.61	6.43

Excercisable at the end of Year	1,217,000	$ 1.75	6.30	$ -

As of March 31, 2009, there was approximately $62,370 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 1.49 years.

NOTE 3 – RELATED PARTY MANUFACTURING CONTRACT

In September 2005 the Company entered into a manufacturing agreement with R&D Products, LLC, a Utah limited liability company, doing business in Midvale, Utah.  For the purpose of this contract, management considers R&D Products to be a related party because a controlling member of R&D Products, LLC is also a non-controlling shareholder of Flexpoint Sensor Systems, Inc.  R&D Products has developed a mattress with multiple air chambers that uses the Company’s Bend Sensors® and the Company has agreed to manufacture the Bend Sensors® for R&D’s specific mattress use.  The initial order is for 30,000 Bend Sensors® to be used to begin manufacture of 1,000 mattresses.  During 2007 and 2008 R&D Products deposited with Flexpoint the sum of $100,000 to begin work on the initial production order of 20 commercial beds.  However, the realization of the manufacture and sales of the Bend Sensors® under the Manufacturing Contract is dependent upon R&D Products selling either their bed technology directly or licensing their technology to a third party.

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented bed technology. On that same day the Company, R&D Products and the Licensee entered into a long-term joint manufacturing agreement for R&D’s bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related products through 2018 with an option to renew each year thereafter. Ramp up and production schedules with specific quantities and deadlines are still being negotiated.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the three months ended March 31, 2009 the Company secured $72,200 of short-term financing from related parties. The notes are for $50,000 and $22,200, respectively. The proceeds were used for operations and to finance our annual directors and officers insurance. The $50,000 note is due and payable on September 30, 2009 and the $22,200 note is due and payable on March 31, 2010; both have an annual interest rate of 10%. The notes are secured by the Company’s business equipment. The notes also have a conversion feature for restricted common shares at $.25 per share. Due to the difference of the market price of the common stock associated with the conversion features of the notes and the conversion price, resulting in a beneficial conversion feature of $29,544, which was recognized as a debt discount and an increase to additional paid-in capital. The calculation for the “intrinsic value” of the beneficial conversion feature was the difference between the conversion price of the common stock and the market value on the date the notes were executed multiplied by the number of shares into which the notes may be converted. The debt discount will be amortized from the date the notes were executed through September 30, 2009 and March 31, 2010, respectively.  As of March 31, 2009, there was no amortization of the discount on these notes.

NOTE 5 – SUBSEQUENT EVENTS

On April 1, 2009 the Company renegotiated its facilities lease reducing monthly rent and common area maintenance from approximately $8,900 to $7,950 and increasing the length of the lease term from September 2009 to December 31, 2011. This amount increases to $8,450 during the final year of the lease ending December 31, 2011.

On April 6, 2009 the Company secured $150,000 in additional operating capital through the issuance of notes with identical conversion features, terms and conditions as those secured during the three months ended March 31, 2009.

On May 1, 2009 the Company settled its patent infringement suit against Michael W. Wallace, d/b/a Pure Imagination, and is currently seeking court approval of the settlement and dismissal of the legal action.

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

The Company has negotiated the following contracts, which management believes may produce revenues within the next twelve to eighteen months:

In September 2007 the Company entered into an agreement with Intertek Industrial Corp. on an automotive seat monitoring device application for emergency response vehicles.  This monitoring device places the Company’s Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion.  Revenue from the development fees and the initial purchase order were approximately $30,000 in 2008. During the first quarter of 2009 Intertek issued a second purchase order for over $10,000, and has initiated discussions with other seat manufactures for additional applications of their technology. The Company believes that through its relationship with Intertek we will further validate our technology in the automotive and safety industries. Through this validation the Company anticipates additional projects with Intertek using the Bend Sensors®.

In March 2008 the Company entered into a basic Agreement with Auto Electronic Corporation (“AEC”) to mutually develop, manufacture, market, and sell automotive products utilizing Bend Sensor® technology. Since March 2008 we have completed advanced testing on four various designs of a Seat-Belt-Reminder (SBR) with AEC and signed a joint development agreement with them prior to December 31, 2008. We are awaiting AEC’s final test result to determine final design specifications and manufacturing requirements for the SBR. We anticipate that the SBR will be one of many automobile applications that AEC will integrate using the Bend Sensor® technology. AEC, a South Korean auto parts supplier, has a strong relationship with Hyundai-Kia Motors, as well as other Tier 1 automotive suppliers and manufacturers.  AEC intends to promote new and innovative applications to automotive manufacturers and parts suppliers including Hyundai-Kia, the sixth largest auto manufacturer in the world.  In addition, under the agreement AEC and Flexpoint will cooperatively work toward development of other applications utilizing the Bend Sensor® technology for which the company sees a market. Management believes that the automotive sector offers the greatest potential for acquiring large, long-term contracts, but because of the length of time required to successfully market and develop products for automotive use, the realization of income takes longer in this sector, with substantial income coming as much as three to five years after agreements have been successfully negotiated.

On September 11, 2008 the Company entered into a Joint Manufacturing Agreement with R&D Products, LLC, a Midvale, Utah company and R&D’s Licensee of its patented bed technology.  The Licensee is one of the world’s leading medical mattress providers. The Company agreed to sell Bend Sensors® to be used in the manufacture and development of R&D’s mattress and related products on a commercial scale. The mattress and related products will be distributed, sold and marketed through the Licensee’s current world-wide distribution channels. Ramp up and production schedules with specific quantities and deadlines are currently being negotiated. It is anticipated that sensors sold for the mattress and related products will begin to generate revenue by the fourth quarter 2009 and has the potential for significant revenues over the 10 year manufacturing agreement.

Finalizing additional long-term revenue generating production contracts with other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next six to eight months.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable during 2009.

The widespread credit crisis has reduced consumer purchasing power and resulted in an overall down turn in consumer confidence. These factors have contributed to lower consumer spending and investments by companies and have resulted in a world wide slowing of the global economy. While all sectors of the economy are experiencing difficult times, the automotive industry is particularly challenged. Worldwide automakers are seeing double digit declines in profits. This trend is expected to continue through 2009 and not only affect the automobile manufacturer but also the Tier 1 and after market suppliers.

Because the Company has concentrated most of its marketing efforts on the automotive industry and with the downturn in this industry and the economy as a whole we might experience further delays in securing additional long-term production contracts. However, the economic down turn might also be to our advantage. Our Bend Sensor® is lighter in weight, has fewer moving parts than conventional sensing devises, is more versatile and due to its unique design is more cost effective. Product and design changes in the automotive industry are slow, averaging two to three years before actually being incorporated into a commercially viable automotive platform. Because we are not currently under production in an auto application, we believe we are poised to provide the next generation of sensing devises to the industry. With the likelihood of higher fuel and manufacturing costs, the auto industry will be looking to develop more fuel-efficient and alternative-fuel type (green) vehicles that will need to be lighter in weight, less complicated in design, and more cost effective to run and build. Due to the advanced technology of the Bend Sensor® and its versatility of applications we believe we can be a part of the changes needed in the automotive, energy and technological industries.

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract, testing and limited production services and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next eight to twelve months.  For the past twelve months we have relied on proceeds from private placements and loans from related parties. We completed a private placement in June and September of 2007 to satisfy most of our cash requirements through December 31, 2008.  In these private placements we issued an aggregate of 1,500,000 shares of common stock at a price of $1.00 per share.  We realized net proceeds of $1,500,000 from the private placements that we have used to fund continuing operations and business development.  In November 2008 we secured $300,000 of short-term financing from related parties. The notes are due and payable on May 31, 2009 with an annual interest rate of 10%.  They also have a conversion option for restricted common shares at $.25 per share.  The same related parties have agreed to fund up to an additional $800,000 if needed under similar terms. To date we have used the funds generated from these private placements and notes to fund continuing operations and business development.

Due to additional cost cutting measures management believes that our current cash burn rate is approximately $75,000 per month and that the remaining proceeds from the private placement, notes and our engineering and design fees will fund our operations for at least the next two months. We are currently in negotiations with existing shareholders for additional convertible debt financing that will provide sufficient funds for the next six to eight months. We believe that this additional financing will provide the needed capital to extend operations to the development of production with R&D Products, LLC and their Licensee on the medical mattress project. At that time the Licensee will be providing some needed cash flow through the development stage of the agreement.  If necessary we may rely on additional debt financing, loans from related parties and private placements of common stock for additional funding.  However, we cannot assure you that we will be able to obtain financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.

As we enter into new technology agreements in the future, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs.  As we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and royalties related to these agreements. However, we have formalized only a few agreements during the past year and there can be no assurance that agreements will come to fruition in the future or that a desired technological application can be brought to market on a commercially viable basis.

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at March 31, 2009 consist of our operating lease and total current liabilities of $610,933 which includes $322,656 short-term notes payable to related parties, net of $49,544 discount. Our operating lease for the facilities we occupy was scheduled to end on September 30, 2009. On April 1, 2009 we renegotiated the lease reducing our monthly obligation by about $1,000 and extending the term through December 31, 2011. Under the new terms of the operating lease the average monthly payments are $7,950, including common area maintenance through December 31, 2010. This amount increases to $8,450 during the final year of the lease ending December 31, 2011.   The total future minimum payments under this lease as of April 1, 2009 were $268,350.

Our total current liabilities include accounts payable of $51,172 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees.  Accrued liabilities at March 31, 2009, were $237,105 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued lease expense and accrued paid time off.

In January 2006 we initiated a legal action for patent encroachment and we anticipated that this legal action would result in legal costs of approximately $100,000; however, the cost of this action has been higher than anticipated and we now estimate that this legal action will result in legal costs of approximately $260,000.  Management believes it is critical to protect our patents and will divert a portion of our financial resources to continue this legal matter.

Based upon the cost to-date, and the open-ended nature of the legal and court cost of the litigation management felt it was in the best interest of the Company to settle the above referenced litigation. Subsequent to the date of the financial statements we have negotiated a settlement agreement on the legal action and patent encroachment, and is currently seeking court approval of the settlement and dismissal of the legal action

OFF-BALANCE SHEET ARRANGEMENTS

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

We annually test long-lived assets for impairment or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors.  The long-lived asset impairment test conducted at December 31, 2007 and 2008 identified a loss of $299,798 and $246,764 respectively, and these additional expenses were recognized accordingly. The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets.  The result of the valuation analysis showed an impairment of long-lived assets, as their carrying values exceeded the present value of the discounted projected revenues.  Under similar analysis no impairment charge was taken during the three months ending March 31, 2009.  Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006.  Statement 123(R) requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the three month periods ended March 31, 2009 and 2008 we recognized $33,410 and $115,193, respectively, of stock-based compensation expense for our stock options and there was approximately $62,370 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 1.49 years.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three month periods ended March 31, 2009 and 2008, included in Part I, Item 1, above and the audited financial statements included in the Companies annual filing 10-K for the years ended December 31, 2008 and 2007 respectively.

	Three month period ended		Twelve month period ended
	Mar 31, 2009	Mar 31, 2008	Dec 31, 2008	Dec 31, 2007

Design, contract and testing revenue	$ 26,603	$ 12,733	$ 175,858	$ 31,495

Total operating costs and expenses	(425,575)	(536,538)	(2,173,225)	(2,515,837)

Net other income	(37,588)	5,395	(3,595)	25,873

Net loss	(436,560)	(518,410)	(2,000,962)	(2,458,469)

Basic and diluted loss per common share	$ (0.02)	$ (0.02)	$ (0.08)	$ (0.10)

Revenue for the 2009 and 2008 interim periods was from design, contract and limited production.  Revenue for the 2008 and 2007 years was primarily from design & development engineering, prototype products, sample products and testing services. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.  Of the $425,575 and $536,538 total operating costs and expenses for the three month interim periods respectively, $108,618 and $109,954 were for direct research and development cost.  Of the $2,173,225 and $2,515,837, $246,764 and 299,798, respectively, were related to the December 31, 2008 and 2007 impairment of long-lived assets. The adjustments were made based upon the revised estimated discounted cash flow projection over a 36 month period.  Based upon the analysis the carrying values of property and equipment were written down by $94,551 and $118,283, respectively and our intangible asset carrying values were written down by $152,213 and $181,515, respectively.

The increase in revenue for the three month interim period ended March 31, 2009 compared to the three month period ended March 31, 2008 resulted from increased revenue for production and sample sensors related to existing customers and contracts. The revenue increase from December 31, 2007 compared to December 31, 2008 was primarily due to the increase of shipping sample and prototype products to existing customers. Although revenues continue to increase, they are not sufficient to sustain our operations and management does not anticipate that revenues will significantly increase until we are in a full production phase of a long-term licensing or manufacturing contract.

Total operating expenses decreased by $110,963 for the 2009 three month period when compared to the same period in 2008. Most of the decrease is due to lower stock based compensation expense to employees.  Total operating expense decreased by $342,612 for the twelve month period ending December 31, 2008 compared to the same period in 2007. The decrease was due to lower impairment charges, lower depreciation expense, lower stock based compensation expense and lower trade show and related expenses.

The decrease in net other income for the three months ending March 31, 2009 compared to the same period in 2008 is primarily due to the accrued interest and amortization of the discount associated with the related party notes. The decrease in net other income for the twelve months ending December 31, 2008 and 2007, respectively, was primarily the result of lower interest income from the proceeds of the private placement offering, which were deposited in a savings account.  The lower interest income results from lower amounts on deposit.

Due to minimal revenues and overall operating costs and expenses, we recorded a net loss and loss per share for both the 2009 and 2008 periods.  Management expects losses to continue in the short term.

The chart below presents a summary of our consolidated balance sheets at March 31, 2009 and December 31, 2008.

SUMMARY OF BALANCE SHEET INFORMATION

	March 31, 2009	December 31, 2008

Cash and cash equivalents	$ 31,128	$ 178,158

Total current assets	104,986	251,442

Total assets	6,897,813	7,103,754

Total current liabilities	610,933	443,268

Deficit accumulated during the development stage	(13,689,573)	(13,253,013)

Total stockholders' equity	$ 6,286,880	$ 6,660,486

Cash and cash equivalents decreased by $147,030 at March 31, 2009 compared to December 31, 2008 because we had minimal revenue in the three month period to provide cash.  The entire decrease in cash resulted from funds used for operating activities.  Until our revenue increases, our cash will continue to decrease.

Our non-current assets decreased at March 31, 2009 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $532,425 net of depreciation, patents and proprietary technology of $897,488 net of amortization, goodwill of $5,356,414, and long-term deposits of $6,500 associated with the facility operating lease.

Total current liabilities increased by $167,665 at March 31, 2009, which was the result of increases in accrued liabilities and a net increase in short-term convertible notes payable of $72,656.

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

(b)

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the first quarter ended March 31, 2009 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 20, 2006, Sensitron, Inc. filed a complaint in the United States District Court for the District of Utah, Central Division, against Michael W. Wallace, d/b/a Pure Imagination, seeking patent rights for a patent and patent application that Mr. Wallace filed with the United State Trademark and Patent Office.  Mr. Wallace assisted Sensitron with the development of certain software to be used in combination with our Bend Sensor® technology related to the SEAT MAT™ system. The complaint alleged that Mr. Wallace failed to deliver the source code to Sensitron and failed to list our employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  Sensitron sought a copy of the source code and ownership of the patent and/or correction of the patent and patent application to add the appropriate co-inventors.  In April 2009 we negotiated a settlement agreement on the legal action and patent encroachment, and are currently seeking court approval of the settlement and dismissal of the legal action.

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the 2009 three month period we had negative cash flows from operating activities of $194,484.  We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

Economic uncertainties will delay or eliminate new technological investments.

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

In the automotive parts industry, there is a trend of consolidation through business combinations and acquisitions of complementary technologies among worldwide suppliers as these suppliers seek to build stronger customer relationships with automobile manufacturers.  Automobile manufacturers look to Tier 1 suppliers (major suppliers) to provide fully engineered systems and pre-assembled combinations of components rather than individual components.  This trend of consolidation of suppliers may result in fewer Tier 1 suppliers and thus limit the marketing opportunities for our Bend Sensor® technology.  In addition, U.S. auto makers have closed plants and reduced their work force and some are considering bankruptcy. In addition, some Tier 1 suppliers are in bankruptcy or in financial difficulty. These industry trends may limit the market for our products.

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

10.2

Addendum to Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated April 1, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: May 14, 2009

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer