Form 10-Q
period 2009-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2009-08-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2009

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 24,792,887 as of August 14, 2009.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2009 and

    December 31, 2008

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six

Months Ended June 30, 2009 and 2008 and for the Cumulative Period from

February 24, 2004 (Date of Emergence from Bankruptcy) through June 30, 2009

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six

                Months Ended June 30, 2009 and 2008 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through June 30, 2009

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3. Quantitative and Qualitative Disclosures About Market Risk

14

Item 4T. Controls and Procedures

15

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

15

Item 1A.  Risk Factors

15

Item 6.  Exhibits

 17

Signatures

18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of June 30, 2009, and December 31, 2008, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008, and condensed consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month periods ended June 30, 2009 and 2008, respectively, are not necessarily indicative of results to be expected for any subsequent period.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$83,143	$178,158
Accounts receivable	5,519	32,551
Inventory	7,934	10,016
Deposits and prepaid expenses	23,932	30,717
Total Current Assets	120,528	251,442
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation
of $90,549 and $29,984	502,143	560,161
Patents and Proprietary Technology, net of accumulated
amortization of $95,245 and $31,748	865,739	929,237
Goodwill	5,356,414	5,356,414
Total Assets	$6,851,324	$7,103,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$63,305	$34,072
Accrued liabilities	277,206	159,196
Deferred revenue	5,000	-
Convertible notes payable, net of discount of
$8,802 and $0	13,398	-
Convertible notes payable to related party, net of discount of
$45,289 and $50,000	574,492	250,000
Total Current Liabilities	933,401	443,268

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
24,792,887 shares issued and outstanding each period	24,792	24,792
Additional paid-in capital	17,935,036	17,851,493
Warrants and options outstanding	2,097,747	2,037,214
Deficit accumulated during the development stage	(14,139,652)	(13,253,013)
Total Stockholders' Equity	5,917,923	6,660,486
Total Liabilities and Stockholders' Equity	$6,851,324	$7,103,754

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

					For the
					Cumulative
					Period from
					February 24,
					2004 (Date
					Emergence
					of from
	For the Three Months		For the Six Months		bankruptcy)
	Ended June 30,		Ended June 30,		through
	2009	2008	2009	2008	June 30, 2009

Design, Contract and Testing Revenue	$5,604	$-	$32,207	$10,093	$699,369

Operating Costs and Expenses
Amortization of patents and
proprietary technology	31,749	35,092	63,497	70,183	771,121
Cost of revenue	1,285	-	9,247	3,099	136,124
Administrative and marketing expense	224,158	282,574	501,405	668,328	9,709,621
Research and development expense	134,255	145,005	242,873	254,959	2,198,915
Impairment of long-term assets	-	-	-	-	546,562

Total Operating Costs and Expenses	391,447	462,671	817,022	996,569	13,362,343

Other Income and Expenses
Interest expense	(64,330)	-	(102,096)	-	(1,691,436)
Interest income	94	2,565	272	7,960	131,672
Sublease rent income	-	-	-	-	11,340
Other income	-	-	-	-	478
Gain on forgiveness of debt	-	-	-	-	71,268

Net Other Income (Expense)	(64,236)	2,565	(101,824)	7,960	(1,476,678)

Net Loss	$(450,079)	$(460,106)	$(886,639)	$(978,516)	$(14,139,652)

Basic and Diluted Loss
Per Common Share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Basic and Diluted Weighted-
Average Common Shares Outstanding	24,792,887	24,792,887	24,792,887	24,792,887

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence
			from
	For the Six Months		Bankruptcy)
	Ended June 30,		through
	2009	2008	June 30, 2009
Cash Flows from Operating Activities:
Net loss	$(886,639)	$(978,516)	$(14,139,652)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	60,563	73,265	733,877
Amortization of patents and proprietary technology	63,497	70,183	771,121
Impairment of long-lived assets	-	-	546,562
Issuance of common stock and warrants for services	-	-	2,695,053
Expenses paid by increase in convertible note payable	-	-	60,000
Amortization of discount on note payable	-	-	1,556,666
Stock-based compensation expense for employees	60,533	178,687	1,704,199
Non-cash interest expense on convertible notes payable	79,453	-	89,453
Changes in operating assets and liabilities:
Accounts receivable	27,032	(5,773)	(5,519)
Inventory	2,082	-	(7,934)
Deposits and prepaid expenses	6,785	(19,424)	(30,432)
Accounts payable	51,434	(4,631)	(122,600)
Accrued liabilities	118,010	66,965	274,714
Deferred revenue	5,000	50,000	(338,750)
Net Cash Used in Operating Activities	(412,250)	(569,244)	(6,213,242)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	(2,546)	-	(200,120)
Payments for patents	-	-	(45,868)
Payment for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	(2,546)	-	(510,988)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	-	5,617,207
Principal payments on notes payable - related parties	-	-	(460,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	319,781	-	1,203,115
Net Cash Provided by Financing Activities	319,781	-	6,805,322
Net Change in Cash and Cash Equivalents	(95,015)	(569,244)	81,092
Cash and Cash Equivalents at Beginning of Period	178,158	1,058,135	2,051
Cash and Cash Equivalents at End of Period	$83,143	$488,891	$83,143

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$16,995
Noncash investing and financing activities:
Accounts payable converted to note payable	$22,200	$-	$22,200

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

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using Bend Sensors ® flexible potentiometer technology. The Company is in the development stage as planned production and revenue generation have not commenced.  Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking manufacturing contracts. During the third quarter 2008, the Company entered into new manufacturing agreements which are described in Note 3.  Even though the Company is making strides forward with its business plan, it is likely that significant progress may not occur within the next eight to twelve months. Accordingly, the Company may not realize significant revenues or become profitable within the next twelve months, and will require additional financing to fund its current cash needs. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Due to the limited amount of transactions, collectability of the trade receivables are reasonably assured, therefore the Company has not created an allowance for doubtful accounts. Contracts associated with design and development engineering require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. As the Company’s revenues and customer base increase, an allowance policy will be established.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method.  Inventories consist of raw materials at June 30, 2009 and December 31, 2008, respectively.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable.  When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  The Company’s analysis did not indicate any impairment of assets as of June 30, 2009.

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

Stock-Based Compensation – The Company recognizes expense for employee compensation from stock options and awards equal to the grant-date fair value over the vesting period.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential of common shares outstanding during the period.  At June 30, 2009, there were outstanding options to purchase 1,737,000 shares of common stock.  At June 30, 2008, there were outstanding options and warrants to purchase 1,957,000 shares of common stock.  These options and warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

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

The Company utilized the Black-Scholes option-pricing model for calculating the fair value of stock based compensation for financial reporting purposes.  This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock.  Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company’s common stock has limited trading history.  Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options.

On April 22, 2009 the Company granted options to employees to purchase an aggregate of 350,000 shares of common stock at an exercise price of $0.33 per share.  The options vest in two equal installments on December 31, 2009 and December 31, 2010 and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on April 22, 2009; market value at time of issuance - $0.24; expected holding period – 5 years; risk-free interest rate – 4.93%;

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

dividend yield – 0%; and expected volatility – 200%.  Using these assumptions, the options granted have a weighted-average fair value of $0.23 per share .

During the six month periods ended June 30, 2009 and 2008, the Company recognized $60,533 and $178,687 of stock-based compensation expense, respectively. There were 1,737,000 employee stock options outstanding at June 30, 2009.  A summary of all employee options outstanding and exercisable under the plan as of June 30, 2009, and changes during the six months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,432,000	$1.61	6.65	$-

Grant	350,000	0.33	-

Expired	15,000	0.72	-

Forfeited	30,000	0.72	-

Outstanding at end of Period	1,737,000	$-	6.18

Exercisable at the end of Period	1,217,000	$1.75	6.19	$-

As of June 30, 2009, there was approximately $92,503 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 1.24 years .

NOTE 3 – RELATED PARTY MANUFACTURING CONTRACT

In September 2005 the Company entered into a manufacturing agreement with R&D Products, LLC, a Utah limited liability company, doing business in Midvale, Utah.  For the purpose of this contract, management considers R&D Products to be a related party because a controlling member of R&D Products, LLC is also a non-controlling shareholder of Flexpoint Sensor Systems, Inc.  R&D Products has developed a mattress with multiple air chambers that uses the Company’s Bend Sensors ® and the Company has entered into an agreement to manufacture the Bend Sensors® for R&D’s specific mattress use.  The initial order is for 30,000 Bend Sensors ® to be used to begin manufacture of 1,000 mattresses.  During 2007 and 2008 R&D Products deposited with Flexpoint the sum of $100,000 to begin work on the initial production order of 20 commercial beds.  Additional revenue from this contract is dependent upon R&D Products selling either their bed technology directly or licensing their technology to a third party.

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented medical bed technology. On that same day the Company, R&D Products and the Licensee entered into a long-term joint manufacturing agreement for R&D’s medical bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related medical products through 2018 with an option to renew each year thereafter. The Licensee has assigned a design and development team of engineers that are working closely with the Company’s engineering staff and are jointly developing a marketing strategy with specific price points and milestones for production.  The Company expects to receive revenues from this agreement during 2009, with full production of the bed by the end of year 2011 to early 2012.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2009 the Company secured $319,781 of short-term financing from related parties, which represents three notes with maturity dates of September 30, 2009, December 31, 2009 and March 31, 2010. Also a $22,200 note due on March 31, 2010, was issued to finance insurance. The proceeds were used for operations and to finance our annual directors and officers insurance. All of the notes have an annual interest rate of 10%. The notes are secured by the Company’s business equipment. The notes also have a conversion feature for restricted common shares at $.25 per share. Due to the difference of the market price of the common stock associated with the conversion features of the notes and the conversion price, the convertible notes resulted in a beneficial conversion feature of $83,544, which was recognized as a debt discount and an increase to additional paid-in capital. The calculation for the “intrinsic value” of the beneficial conversion feature was the difference between the conversion price of the common stock and the market value on the date the notes were executed multiplied by the number of shares into which the notes may be converted. The debt discount will be amortized from the date the notes were executed through the maturity date of the notes.

In addition, The Company was able to extend the maturity until May 31, 2010, on existing notes payable of $300,000, which originally matured on May 31, 2009.

NOTE 5 – OPERATING LEASES

In April 2009, the Company amended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the new terms of our operating lease the average monthly payments are $7,950, including common area maintenance through December 31, 2010. This amount increases to $8,450 during the final year of the lease ending December 31, 2011.  The total future minimum payments under this lease as of June 30, 2009 are as follows:

Year Ending December 31:

2009	$ 47,700
2010	95,400
2011	101,400

$ 244,500

NOTE 6 - LITIGATION

On May 1, 2009, the Company negotiated a settlement agreement on the legal action and patent encroachment that was filed against Michael W. Wallace, d/b/a Pure Imagination, in January 2006. The complaint alleged that Mr. Wallace filed for patent rights and protection using certain software in combination with our Bend Sensor ® technology related to the SEAT MAT™ for which Mr. Wallace assisted the Company in developing and was paid by the Company for his services. In his patent filing Mr. Wallace failed to list the Company, its employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  The Company sought a copy of the source code and ownership of the patent and/or correction of the patent and patent application to add the appropriate co-inventors. Under the terms of the settlement there is an option to purchase the rights to the patent for $120,000, but the Company is under no obligation to exercise the option. On May 15, 2009 the Company received approval of the settlement by the court and the legal action was dismissed.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a development stage company engaged principally in acquiring equipment and technology, obtaining financing and seeking manufacturing contracts.  Our planned operations have not commenced to a commercial level and include designing, engineering and manufacturing and selling sensor technology and products featuring our Bend Sensor® technology and equipment.

We emerged from Chapter 11 bankruptcy on February 24, 2004 and since that time we have leased a manufacturing facility, purchased necessary equipment to establish a production line, negotiated contracts, manufactured and enhanced Bend Sensor® technology devices and conducted testing on those devices.  Our goal is to qualify our production line and facility as an ISO/TS 16949 production line and facility at a time that production contracts will require it.  This qualification will increase the marketability of our products to automotive parts suppliers.

The Company has negotiated the following contracts, which management believes may produce revenues within the next twelve to eighteen months:

In September 2007 the Company entered into an agreement with Intertek Industrial Corp. on an automotive seat monitoring device application for emergency response vehicles.  This monitoring device places the Company’s Bend Sensors ® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion.  Revenue from the development fees and the initial purchase order were approximately $30,000 in 2008. During the first quarter of 2009 Intertek issued a second purchase order for over $10,000, and has initiated discussions with other seat manufactures for additional applications of their technology. The Company believes that through its relationship with Intertek it will further validate its technology in the automotive and safety industries. Through this validation the Company anticipates additional projects with Intertek using the Bend Sensors ®.

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

On September 11, 2008 the Company entered into a Joint Manufacturing Agreement with R&D Products, LLC, a Midvale, Utah company and R&D’s Licensee of its patented medical bed technology.  The Licensee is one of the world’s leading medical mattress providers. The Company agreed to sell Bend Sensors® to be used in the manufacture and development of R&D’s mattress and related medical products on a commercial scale. The mattress and related products will be distributed, sold and marketed through the Licensee’s current world-wide distribution channels. It is anticipated that sensors sold for the mattress and related products will begin to generate revenue by the fourth quarter 2009 and have the potential for significant revenues over the 10 year manufacturing agreement.

Finalizing additional long-term revenue generating production contracts with other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor ® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next eight to twelve months.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable during 2009.

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

Because the Company has concentrated most of its marketing efforts on the automotive industry and with the downturn in this industry and the economy as a whole we might experience further delays in securing additional long-term production contracts. However, the economic down turn might also be to our advantage. Our Bend Sensor ® is lighter in weight, has fewer moving parts than conventional sensing devises, is more versatile and due to its unique design is more cost effective. Product and design changes in the automotive industry are slow, averaging two to three years before actually being incorporated into a commercially viable automotive platform. Because we are not currently under production in an auto application, we believe we are poised to provide the next generation of sensing devises to the industry. With the likelihood of higher fuel and manufacturing costs, the auto industry will be looking to develop more fuel-efficient and alternative-fuel type (“green”) vehicles that will need to be lighter in weight, less complicated in design, and more cost effective to run and build. Due to the advanced technology of the Bend Sensor ® and its versatility of applications we believe we can be a part of the changes needed in the automotive, energy and technological industries.

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract, testing and limited production services and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next eight to twelve months.  For the past twelve months we have relied on proceeds from private placements and loans from related parties. We completed a private placement in June and September of 2007 to satisfy most of our cash requirements through December 31, 2008.  In these private placements we issued an aggregate of 1,500,000 shares of common stock at a price of $1.00 per share.  We realized net proceeds of $1,500,000 from the private placements that we have used to fund continuing operations and business development.  In November 2008 we secured $300,000 of short-term financing from related parties. The notes were due and payable on May 31, 2009. In June 2009 we extended these notes for an additional year. We also secured an additional $341,981 in short-term financing from related parties during the six months ended June 30, 2009 through the issuance of notes.  The notes have an annual interest rate of 10%.  They also have a conversion option for restricted common shares at $.25 per share.  The same related parties have agreed to fund our continued operations under similar terms as needed. To date we have used the funds generated from these private placements and notes to fund continuing operations and business development.

Due to additional cost cutting measures management believes that our current cash burn rate is approximately $75,000 per month and that the remaining proceeds from the private placement, notes and our engineering and design fees will not fund our operations. We are currently in negotiations with existing shareholders for additional convertible debt financing that will provide sufficient funds for the next eight to twelve months. We believe that this additional financing will provide the needed capital to extend operations to the development of production with R&D Products, LLC and their Licensee on the medical mattress project. At that time the Licensee will be providing some needed cash flow through the development stage of the agreement.  If necessary we may rely on additional debt financing, loans from related parties and private placements of common stock for additional funding.  However, we may not be able to obtain financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at June 30, 2009 consist of our operating lease and total current liabilities of $933,401 which includes $587,890 short-term notes payable to related parties, net of $54,091 discount. Under the new terms of our operating lease the average monthly payments are $7,950, including common area maintenance through December 31, 2010. This amount increases to $8,450 during the final year of the lease ending December 31, 2011.  The total future minimum payments under this lease as of June 30, 2009 are $244,500.

Our total current liabilities include accounts payable of $63,305 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees.  Accrued liabilities at June 30, 2009, were $277,206 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued lease expense and accrued paid time off.

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

Based upon the cost to-date and the open-ended nature of the legal and court cost of the litigation management felt it was in the best interest of the Company to settle the above referenced litigation. On May 1, 2009 we negotiated a settlement agreement on the legal action and patent encroachment. The Company received approval of the settlement by the court and the legal action was dismissed on May 15, 2009

OFF-BALANCE SHEET ARRANGEMENTS

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

We annually test long-lived assets for impairment or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors.  The long-lived asset impairment test conducted at December 31, 2007 and 2008 identified a loss of $299,798 and $246,764 respectively, and these additional expenses were recognized accordingly. The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets.  The result of the valuation analysis showed an impairment of long-lived assets, as their carrying values exceeded the present value of the discounted projected revenues.  Under similar analysis no impairment charge was taken during the six months ended June 30, 2009.  Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006.  Statement 123(R) requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the six month periods ended June, 2009 and 2008 we recognized $60,533 and $178,687, respectively, of stock-based compensation expense for our stock options and there was approximately $92,503 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 1.24 years.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three and six month periods ended June 30, 2009 and 2008, included in Part I, Item 1, above and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2008 and 2007 respectively.

	Three month period ended		Six month period ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Design, contract and testing revenue	$ 5,604	$ -	$ 32,207	$ 10,093

Total operating costs and expenses	391,447	462,671	817,022	996,569

Net other income (expense)	(64,236)	2,565	(101,824)	7,960

Net loss	(450,079)	(460,106)	(886,639)	(978,516)

Basic and diluted loss per common share	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.04)

Revenue for the 2009 interim periods was from design, contract and limited production.  Revenue for the 2008 interim periods was primarily from design and development engineering, prototype products and testing services. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.

Of the $391,447 and $817,022 total operating costs and expenses for the three and six months ending June 30, 2009 $134,255 and $242,873 were for direct research and development cost, respectively.  Of the $462,671 and $996,569 total operating cost and expense for the three and six months ending June 30, 2008, $145,005 and $254,959 were for direct research and development cost, respectively.

The increase in revenue for the three and six month periods ended June 30, 2009 compared to the three and six month periods ended June 30, 2008 resulted from increased revenue for production and sample sensors related to existing customers and contracts. Although revenues continue to increase, they are not sufficient to sustain our operations and management does not anticipate that revenues will significantly increase until we are in a full production phase of a long-term licensing or manufacturing contract.

Total operating expenses decreased by $71,224 and $179,547 for the three and six months ended June 30, 2009 when compared to the same periods in 2008. Most of the decrease is due to lower stock based compensation expense to employees.  The decreases were more than offset by the accrual of interest expense and amortization of discounts on the related party convertible notes.

Due to minimal revenues and overall operating costs and expenses, we recorded a net loss and loss per share for both the 2009 and 2008 periods.  Management expects losses to continue in the short term.

The chart below presents a summary of our consolidated balance sheets at June 30, 2009 and December 31, 2008.

SUMMARY OF BALANCE SHEET INFORMATION

	June 30, 2009	December 31, 2008

Cash and cash equivalents	$83,143	$178,158

Total current assets	120,528	251,442

Total assets	6,851,324	7,103,754

Total current liabilities	933,401	443,268

Deficit accumulated during the development stage	(14,139,652)	(13,253,013)

Total stockholders' equity	$5,917,923	$6,660,486

Cash and cash equivalents decreased by $95,015 at June 30, 2009 compared to December 31, 2008 because we had minimal revenue in the six month period to provide cash.  The entire decrease in cash resulted from funds used for operating activities.  Until our revenue increases, our cash will continue to decrease.

Our non-current assets decreased at June 30, 2009 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $502,143, net of depreciation; patents and proprietary technology of $865,739, net of amortization; goodwill of $5,356,414 and long-term deposits of $6,500 associated with the facility operating lease.

Total current liabilities increased by $490,133 at June 30, 2009, which was the result of increases in accrued liabilities and a net increase in short-term convertible notes payable of $337,890.

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

(b)

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended June 30, 2009 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 20, 2006, Sensitron, Inc. filed a complaint in the United States District Court for the District of Utah, Central Division, against Michael W. Wallace, d/b/a Pure Imagination, seeking patent rights for a patent and patent application that Mr. Wallace filed with the United State Trademark and Patent Office.  Mr. Wallace assisted Sensitron with the development of certain software to be used in combination with our Bend Sensor ® technology related to the SEAT MAT™ system. The complaint alleged that Mr. Wallace failed to deliver the source code to Sensitron and failed to list our employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  Sensitron sought a copy of the source code and ownership of the patent and/or correction of the patent and patent application to add the appropriate co-inventors.  On May 1, 2009 we negotiated a settlement agreement on the legal action and patent encroachment. .Under the terms of the settlement there is an option to purchase the rights to the patent for $120,000, but the Company is under no obligation to exercise the option. The Company received approval of the settlement by the court and the legal action was dismissed on May 15, 2009

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the 2009 six month period we had negative cash flows from operating activities of $412,250.  We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

Due to the current downturn in the global economy and financial uncertainties, automakers and other potential customers could delay, significantly curtail or altogether eliminate any further investment in new technology including, the Bend Sensor ® technology, until the global financial markets and economies stabilize. Due to our limited cash resources any delays in bringing our products and technology to market could have a material adverse effect on our ability to continue as a going concern

Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to capture increased market share.

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

In the automotive parts industry, there is a trend of consolidation through business combinations and acquisitions of complementary technologies among worldwide suppliers as these suppliers seek to build stronger customer relationships with automobile manufacturers.  Automobile manufacturers look to Tier 1 suppliers (major suppliers) to provide fully engineered systems and pre-assembled combinations of components rather than individual components.  This trend of consolidation of suppliers may result in fewer Tier 1 suppliers and thus limit the marketing opportunities for our Bend Sensor® technology.  In addition, U.S. auto makers have closed plants, reduced their work force and some are emerging from bankruptcy. In addition, some Tier 1 suppliers are in bankruptcy or in financial difficulty. These industry trends may limit the market for our products.

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

(Incorporated by reference to exhibit 10.2 of Form 10-Q filed May 14, 2009)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: August 14, 2009

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer