Form 10-Q
period 2009-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2009-11-20
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2009

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 24,792,887 as of November 18, 2009.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2009 and

    December 31, 2008

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine

  Months Ended September 30, 2009 and 2008 and for the Cumulative Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through September 30, 2009

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine

                Months Ended September 30, 2009 and 2008 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through September 30, 2009

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3. Quantitative and Qualitative Disclosures About Market Risk

16

Item 4T. Controls and Procedures

16

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

17

Item 6.  Exhibits

 19

Signatures

19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2009, and December 31, 2008, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008, and condensed consolidated statements of cash flows for the nine month periods ended September 30, 2009 and 2008 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine month periods ended September 30, 2009 and 2008, respectively, are not necessarily indicative of results to be expected for any subsequent period.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$49,520	$178,158
Accounts receivable	6,506	32,551
Inventory	8,622	10,016
Deposits and prepaid expenses	20,730	30,717
Total Current Assets	85,378	251,442
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation	471,861	560,161
of $120,830 and $29,984
Patents and Proprietary Technology, net of accumulated
amortization of $126,993 and $31,748	833,991	929,237
Goodwill	5,356,414	5,356,414
Total Assets	$6,754,144	$7,103,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$52,351	$34,072
Accrued liabilities	344,830	159,196
Convertible notes payable, net of discount of $6,061 and $0	16,139	-
Short-term convertible notes payable to related party,
net of discounts of $21,627 and $50,000	391,386	250,000
Total Current Liabilities	804,706	443,268

Long-term convertible notes payable to related party,
net of discounts of $25,812 and $0	361,374	-
Total Liabilities	1,166,080	443,268

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
24,792,887 shares issued and outstanding each period	24,792	24,792
Additional paid-in capital	17,960,849	17,851,493
Warrants and options outstanding	2,129,768	2,037,214
Deficit accumulated during the development stage	(14,527,345)	(13,253,013)
Total Stockholders' Equity	5,588,064	6,660,486
Total Liabilities and Stockholders' Equity	$6,754,144	$7,103,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
					For the
					Cumulative
					Period from
					February 24,
					2004 (Date of
					Emergence
					from
					Bankruptcy)
	For the Three Months		For the Nine Months		Through
	Ended September 30,		Ended September 30,		September 30,
	2009	2008	2009	2008	2009

Design, Contract and Testing Revenue	$20,004	$102,657	$52,211	$112,750	$719,373

Operating Costs and Expenses
Amortization of patents and proprietary technology	31,749	35,091	95,246	105,274	802,870
Cost of revenue	1,365	7,316	10,612	10,415	137,489
Administrative and marketing expense	231,327	255,466	732,732	923,794	9,940,948
Research and development expense	99,273	100,952	342,146	355,911	2,298,188
Impairment of long-term assets	-	246,764	-	246,764	546,562

Total Operating Costs and Expenses	363,714	645,589	1,180,736	1,642,158	13,726,057

Other Income and Expenses
Interest expense	(44,015)	(107)	(146,111)	(107)	(1,735,451)
Interest income	32	1,227	304	9,187	131,704
Sublease rent income	-	-	-	-	11,340
Other income	-	-	-	-	478
Gain on forgiveness of debt	-	-	-	-	71,268

Net Other Income Expense)	(43,983)	1,120	(145,807)	9,080	(1,520,661)

Net Loss	$(387,693)	$(541,812)	$(1,274,332)	$(1,520,328)	(14,527,345)

Basic and Diluted Loss
Per Common Share	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Basic and Diluted Weighted-
Average Common Shares Outstanding	24,792,887	24,792,887	24,792,887	24,792,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the
			Cumulative
			Period from
			February 24,
			2004(Date of
			Emergence from
			Bankruptcy)
	For the Nine Months		through
	Ended September 30,		September 30,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$(1,274,332)	$(1,520,328)	$(14,527,345)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	90,845	107,840	764,159
Amortization of patents and proprietary technology	95,246	105,274	802,870
Impairment of long-lived assets	-	246,764	546,562
Issuance of common stock and warrants for services	-	-	2,695,053
Expenses paid by increase in convertible note payable	-	-	60,000
Amortization of discount on note payable	-	-	1,556,666
Stock-based compensation expense for employees	92,554	202,596	1,736,220
Non-cash interest expense on convertible notes payable	105,856	-	115,856
Changes in operating assets and liabilities:
Accounts receivable	26,045	(16,397)	(6,506)
Inventory	1,394	-	(8,622)
Deposits and prepaid expenses	9,987	(9,412)	(27,230)
Accounts payable	40,480	(5,894)	(133,555)
Accrued liabilities	185,634	55,886	342,338
Deferred revenue	-	(19,300)	(343,750)
Net Cash Used in Operating Activities	(626,292)	(852,971)	(6,427,284)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	(2,546)	-	(200,120)
Payments for patents	-	(2,238)	(45,868)
Payment for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	(2,546)	(2,238)	(510,988)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	-	5,617,207
Principal payments on notes payable - related parties	-	-	(460,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	500,200	-	1,383,534
Net Cash Provided by Financing Activities	500,200	-	6,985,741
Net Change in Cash and Cash Equivalents	(128,638)	(855,209)	47,468
Cash and Cash Equivalents at Beginning of Period	178,158	1,058,135	2,051
Cash and Cash Equivalents at End of Period	$49,520	$202,926	$49,520

Supplemental Cash Flow Information:
Cash paid for interest	$-	$107	$16,995
Noncash investing and financing activities:
Accounts payable converted to note payable	$22,200	$-	$22,200

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

Inventories – Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method.  Inventories consist of raw materials.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable.   When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  The Company’s analysis did not indicate any impairment of assets as of September 30, 2009.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential of common shares outstanding during the period. At September 30, 2009, there were outstanding options to purchase 1,737,000 shares of common stock.  These options were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Subsequent events – Subsequent events have been evaluated through November 18, 2009 the date the financial statements were issued, and there have been no material changes to the Company's financial condition since September 30, 2009.

On October 29, 2009 the Company secured $50,000 in additional operating capital through the issuance of notes with identical conversion features, terms and conditions as those secured during the nine months ended September 30, 2009.

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

On April 22, 2009 the Company granted options to employees to purchase an aggregate of 350,000 shares of common stock at an exercise price of $0.33 per share.  The options vest in two equal installments on December 31, 2009 and December 31, 2010 and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on April 22, 2009; market value at time of issuance - $0.24; expected holding period – 5 years; risk-free interest rate – 4.93%; dividend yield – 0%; and expected volatility – 200%.  Using these assumptions, the options granted have a weighted-average fair value of $0.23 per share.

During the nine month periods ended September 30, 2009 and 2008, the Company recognized $92,554 and $202,596 of stock-based compensation expense, respectively. There were 1,737,000 employee stock options outstanding at September 30, 2009.  A summary of all employee options outstanding and exercisable under the plan as of September 30, 2009, and changes during the nine months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,432,000	$1.61	6.65	$-

Granted	350,000	0.33	-

Expired	-	-	-

Forfeited	45,000	0.72	-

Outstanding at the end of Period	1,737,000	$1.38	4.74	$-

Exercisable at the end of Period	1,257,000	$1.72	5.75	$-

As of September 30, 2009, there was approximately $65,950 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 1.14 years .

NOTE 3 – RELATED PARTY MANUFACTURING CONTRACT

In September 2005 the Company entered into a manufacturing agreement with R&D Products, LLC, a Utah limited liability company, doing business in Midvale, Utah.  For the purpose of this contract, management considers R&D Products to be a related party because a controlling member of R&D Products, LLC is also a non-controlling shareholder of Flexpoint Sensor Systems, Inc.  R&D Products has developed a mattress with multiple air chambers that uses the Company’s Bend Sensors® and the Company has entered into an agreement to manufacture the Bend Sensors® for R&D’s specific mattress use.  The initial order is for 30,000 Bend Sensors® to be used to begin manufacture of 1,000 mattresses.  During 2007 and 2008 R&D Products

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

deposited with Flexpoint the sum of $100,000 to begin work on the initial production order of 20 commercial beds.  Additional revenue from this contract is dependent upon R&D Products selling either their bed technology directly or licensing their technology to a third party.

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented medical bed technology. On that same day the Company, R&D Products and the Licensee entered into a long-term joint manufacturing agreement for R&D’s medical bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related medical products through 2018 with an option to renew each year thereafter. The Licensee has assigned a design and development team of engineers that are working closely with the Company’s engineering staff and are jointly developing a marketing strategy with specific price points and milestones for production.  The Company expects to be in full production of the bed by the end of year 2011 to early 2012.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2009 the Company secured $500,200 of short and long-term financing from related parties, which represents notes with maturity dates ranging from December 31, 2009 to March 31, 2011. Also a $22,200 note due on March 31, 2010, was issued to finance insurance. The proceeds were used for operations and to finance our annual directors and officers insurance. All of the notes have an annual interest rate of 10% and are secured by the Company’s business equipment. $235,214 of the notes also have a conversion feature for restricted common shares at $.25 per share and $287,186 of the total notes have a conversion feature for restricted common share at $.15 per share. Due to the difference of the market price of the common stock associated with the conversion features of the notes and the conversion price, the convertible notes resulted in a beneficial conversion feature of $109,356, which was recognized as a debt discount and an increase to additional paid-in capital. The calculation for the “intrinsic value” of the beneficial conversion feature was the difference between the conversion price of the common stock and the market value on the date the notes were executed multiplied by the number of shares into which the notes may be converted. The debt discount will be amortized from the date the notes were executed through the maturity date of the notes.

In addition, the Company was able to extend the maturity of $300,000 of the existing notes payable, $200,000 until May 31, 2010 and $100,000 until March 31, 2011 which originally matured on May 31, 2009.

NOTE 5 – OPERATING LEASES

In April 2009, the Company amended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the new terms of the operating lease the average monthly payments are $7,950, including common area maintenance through December 31, 2010. This amount increases to $8,450 during the final year of the lease ending December 31, 2011.  The total future minimum payments under this lease as of September 30, 2009 are as follows:

Year End December 31

2009	$ 23,850
2010	$ 95,400
2011	$ 101,400
Total minimum lease payments	$ 220,650

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - LITIGATION

On May 1, 2009, the Company negotiated a settlement agreement on the legal action and patent encroachment that was filed against Michael W. Wallace, d/b/a Pure Imagination, in January 2006. The complaint alleged that Mr. Wallace filed for patent rights and protection using certain software in combination with our Bend Sensor® technology related to the SEAT MAT™ for which Mr. Wallace assisted the Company in developing and was paid by the Company for his services. In his patent filing Mr. Wallace failed to list the Company, its employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  The Company sought a copy of the source code and ownership of the patent and/or correction of the patent and patent application to add the appropriate co-inventors. Under the terms of the settlement there is an option to purchase the rights to the patent for $120,000, but the Company is under no obligation to exercise the option. On May 15, 2009 the Company received approval of the settlement by the court and the legal action was dismissed.

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

We emerged from Chapter 11 bankruptcy on February 24, 2004 and since that time we have leased a manufacturing facility, purchased necessary equipment to establish a production line, negotiated contracts, manufactured and enhanced Bend Sensor technology devices and conducted testing on those devices.  Our goal is to qualify our production line and facility as an ISO/TS 16949 production line and facility at a time that production contracts will require it.  This qualification will increase the marketability of our products to automotive parts suppliers.

On September 1, 2009 the Company submitted to the National Aeronautics and Space Administration (NASA) a proposal for a SBIR grant. The grant request was part of NASA's National Aviation Safety Program that is interested in products that will assist in the on-board diagnosis, prognosis, prediction and mitigation of potential system failures and faults. The grant application included the declaration that "the Bend Sensor® could be placed in areas previously impractical or not economically feasible for the placing of sensors. The Bend Sensor's unique design and durability would allow it to be laminated into assemblies such as wings, critical areas in fuselages, and rotors. The Bend Sensor's predictability would provide critical performance data that will be available to the operators and maintenance personnel. Real time monitoring of rotorcraft power trains along with automated techniques to obtain and process diagnostic information assists detection of onset of failure, isolating damage, and assessing damage severity. By integrating the Bend Sensor® with rotorcraft, it could be used to predict the health and usage of rotorcraft dynamic mechanical systems in the engine and drive system, as well as automatic rotor imbalance detection and rotor smoothing.”

If approved, the grant could provide the Company with up to $850,000 in funds, while proving the viability and commercialization of an aeronautics application for the Bend Sensor® without any dilution to the Company's current shareholders.

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

In March 2008 the Company entered into a basic agreement with Auto Electronic Corporation (“AEC”) to mutually develop, manufacture, market, and sell automotive products utilizing Bend Sensor® technology. Since March 2008 we have completed advanced testing on four various designs of a Seat-Belt-Reminder (SBR) with AEC and signed a joint development agreement with them prior to December 31, 2008. AEC’s has completed their final tests and design specifications for the SBR and is currently marketing the integrated system to its Tier 1 suppliers. We anticipate that the SBR will be one of many automobile applications that AEC will integrate using the Bend Sensor® technology. AEC, a South Korean auto parts supplier, has a strong relationship with Hyundai-Kia Motors, as well as other Tier 1 automotive suppliers and manufacturers.  AEC intends to promote new and innovative applications to automotive manufacturers and parts suppliers including Hyundai-Kia, the sixth largest auto manufacturer in the world.  In addition, under the agreement AEC and Flexpoint will cooperatively work toward development of other applications utilizing the Bend Sensor® technology for which the company sees a market. Management believes that the automotive sector offers the greatest potential for acquiring large, long-term contracts, but because of the length of time required to successfully market and develop products for automotive use, the realization of income takes longer in this sector, with substantial income coming as much as three to five years after agreements have been successfully negotiated.

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

The down turn of the global economy and the current uncertainties in the health care industry has resulted in a slower roll out of this product by the Licensee, which has required the Company to revise its earlier production ramp up estimates and lowered the projected revenues for 2009. The Licensee continues to work with the Company on improvements to the mattress as they develop a long-term marketing strategy for its estimated roll out and production ramp up during 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract, testing and limited production services and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next eight to twelve months.  For the past twelve months we have relied on proceeds from private placements and loans from related parties. We completed a private placement in June and September of 2007 to satisfy most of our cash requirements through December 31, 2008.  In these private placements we issued an aggregate of 1,500,000 shares of common stock at a price of $1.00 per share.  We realized net proceeds of $1,500,000 from the private placements that we have used to fund continuing operations and business development.  In November 2008 we secured $300,000 of short-term financing from related parties. The notes were due and payable on May 31, 2009. In June 2009 we extended these notes for an additional year. We also secured an additional $500,200 in short and long-term financing from related parties during the nine months ended September 30, 2009 and an additional $50,000 on October 29, 2009 through the issuance of notes.  The notes have an annual interest rate of 10%.  They also have a conversion option for restricted common shares at $.15 to $.25 per share.  The same related parties have agreed to fund our continued operations under similar terms as needed. To date we have used the funds generated from these private placements and notes to fund continuing operations and business development.

Due to additional cost cutting measures management believes that our current cash burn rate is approximately $50,000 per month and that the remaining proceeds from the private placement, notes and our engineering and design fees will not fund our operations. We are currently in negotiations with existing shareholders for additional convertible debt financing that will provide sufficient funds for the next eight to twelve months. We believe that this additional financing will provide the needed capital to extend operations to the development of production with R&D Products, LLC and their Licensee on the medical mattress project. At that time the Licensee will be providing some needed cash flow through the development stage of the agreement.  If necessary we may rely on additional debt financing, loans from related parties and private placements of common stock for additional funding.  However, we may not be able to obtain financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.

As we enter into new technology agreements in the future, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs.  As we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and royalties related to these agreements. However, we have not formalized any agreements during the past year and there can be no assurance that the agreements we currently have will come to fruition in the future or that a desired technological application can be brought to market on a commercially viable basis.

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2009 consist of our operating lease and total liabilities of $1,166,080 which includes $752,760 short and long-term notes payable to related parties, net of $53,500 discount. Under the new terms of our operating lease the average monthly payments are $7,950, including common area maintenance through December 31, 2010. This amount increases to $8,450 during the final year of the lease ending December 31, 2011.  The total future minimum payments under this lease as of September 30, 2009 are $220,650.

Our total current liabilities include accounts payable of $52,351 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees.

Accrued liabilities at September 30, 2009, were $344,830 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued interest expense on notes and accrued paid time off.

In January 2006 we initiated a legal action for patent encroachment and we anticipated that this legal action would result in legal costs of approximately $100,000; however, the cost of this action was higher than anticipated. Based upon the cost to-date and the open-ended nature of the legal and court cost of the litigation management felt it was in the best interest of the Company to settle the above referenced litigation. On May 1, 2009 we negotiated a settlement agreement on the legal action and patent encroachment. The Company received approval of the settlement by the court and the legal action was dismissed on May 15, 2009

OFF-BALANCE SHEET ARRANGEMENTS

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

We annually test long-lived assets for impairment or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors.  The long-lived asset impairment test conducted at December 31, 2007 and 2008 identified a loss of $299,798 and $246,764 respectively, and these additional expenses were recognized accordingly. The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets.  The result of the valuation analysis showed an impairment of long-lived assets, as their carrying values exceeded the present value of the discounted projected revenues.  Under similar analysis no impairment charge was taken during the nine months ended September 30, 2009.  Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the nine month periods ended September 30, 2009 and 2008 we recognized $92,554 and $202,596, respectively, of stock-based compensation expense for our stock options and there was approximately $65,930 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 1.14 years.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three and nine month periods ended September 30, 2009 and 2008, included in Part I, Item 1, above and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2008 and 2007 respectively.

	Three month period ended		Nine month period ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008

Design, contract and testing revenue	$20,004	$102,657	$52,211	$112,750

Total operating costs and expenses	363,714	645,589	1,180,736	1,642,158

Net other income (expense)	(43,983)	1,120	(145,807)	9,080

Net loss	$(387,693)	$(541,812)	$(1,274,332)	$(1,520,328)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.05)	$(0.06)

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

Of the $363,714 and $1,180,736 total operating costs and expenses for the three and nine months ending September 30, 2009, $99,273 and $342,146 were for direct research and development cost, respectively.  Of the $645,589 and $1,642,158 total operating cost and expense for the three and nine months ending September 30, 2008, $100,952 and $355,911 were for direct research and development cost, respectively.

The decrease in revenue for the three and nine month periods ended September 30, 2009 compared to the three and nine month periods ended September 30, 2008 resulted from the recognition of deferred revenue in the third quarter of 2008 that was not available during the same period 2009. Excluding the 2008 deferred revenues, annual revenues in 2009 increased by approximately $10,000.  Overall revenues are not sufficient to sustain our operations and management does not anticipate that revenues will significantly increase until we are in a full production phase of a long-term licensing or manufacturing contract.

Total operating expenses decreased by $281,875 and $461,422 for the three and nine months ended September 30, 2009 when compared to the same periods in 2008. Most of the decrease is due to lower stock based compensation expense to employees, and the cost cutting initiatives that were implemented during the first quarter of 2009.  The decreases were more than offset by the accrual of interest expense and amortization of discounts on the related party convertible notes.

Due to minimal revenues and overall operating costs and expenses, we recorded a net loss and loss per share for both the 2009 and 2008 periods.  Management expects losses to continue in the short term.

The chart below presents a summary of our consolidated balance sheets at September 30, 2009 and December 31, 2008.

SUMMARY OF BALANCE SHEET INFORMATION

	Sept 30, 2009	December 31, 2008

Cash and cash equivalents	$49,520	$178,158

Total current assets	85,378	251,442

Total assets	6,754,144	7,103,754

Total liabilities	1,166,080	443,268

Deficit accumulated during the development stage	(14,527,345)	(13,253,013)

Total stockholders' equity	$5,588,064	$6,660,486

Cash and cash equivalents decreased by $129,638 at September 30, 2009 compared to December 31, 2008 because we had minimal revenue during the nine month period to provide cash.  The entire decrease in cash resulted from funds used for operating activities.  Until our revenue increases, our cash will continue to decrease.

Our non-current assets decreased at September 30, 2009 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $471,861, net of depreciation; patents and proprietary technology of $833,991, net of amortization; goodwill of $5,356,414 and long-term deposits of $6,500 associated with the facility operating lease.

Total liabilities increased by $722,812 at September 30, 2009, which was the result of increases in accrued liabilities and a net increase in short and long-term convertible notes payable of $518,899.

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

(b)

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended September 30, 2009 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the 2009 nine month period we had negative cash flows from operating activities of $626,292.  We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

Based on projected business development, we will need to complete a second production line and have it installed and approved during 2011.  The second manufacturing line is expected as a result of anticipated increased manufacturing demand and improved manufacturing efficiencies.  We have completed installation of our first production line and anticipate qualifying our manufacturing facility for ISO/TS-16949 certification as the Company successfully obtains additional manufacturing contracts during  2010.  However, we cannot assure you that we will satisfy ISO/TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our automotive customers.

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

Failure to achive and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley

Act could lead to loss of investor confidence in our reported financial information.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  Our independent registered accounting firm must attest to the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2010.  We cannot assure you as to our independent auditors’ conclusions at December 31, 2010 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that our independent auditors will not be able to conclude at that time that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

Date: November 18, 2009

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer