Form 10-K
period 2009-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2010-04-09
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period___to___

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,372,044

The number of shares outstanding of the registrant’s common stock, as of March 27, 2010, was 26,580,887.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

9

Item 2.  Properties

11

Item 3.  Legal Proceedings

11

Item 4.  [Reserved]

11

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

11

Item 6.  Selected Financial Data

12

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 8.  Financial Statements and Supplementary Data

16

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

32

Item 9A(T).  Controls and Procedures

32

Item 9B.  Other Information

32

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

33

Item 11.  Executive Compensation

34

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

36

Item 13.  Certain Relationships and Related Transactions, and Director Independence

37

Item 14.  Principal Accounting Fees and Services

38

PART IV

Item 15.  Exhibits, Financial Statement Schedules

39

Signatures

40

In this annual report references to “Company”, “Flexpoint”, “Flexpoint Sensor,” “we,” “us,” and “our” refer to Flexpoint Sensor Systems, Inc. and its subsidiaries.

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

Flexpoint  was forced to seek bankruptcy protection on July 3, 2001, and filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. On February 24, 2004, the bankruptcy court confirmed our Plan of Reorganization.  As a result of our reorganization, we are now a development stage company with a date of emergence from bankruptcy of February 24, 2004.  We used fresh-start reporting and all assets of Flexpoint Sensor Systems, Inc. were restated to reflect their reorganization value, which approximated the fair value at the date of reorganization.

BUSINESS OVERVIEW

Flexpoint Sensor Systems, Inc. (“Flexpoint”, or “Company”), is a development stage company principally engaged in designing, engineering and manufacturing bend sensor technology and equipment using its patented Bend Sensor® technology, (a flexible potentiometer technology). For the past three years we have been negotiating and signing contracts, manufacturing Bend Sensor® devices and related products and making further improvements to our technologies and processes.  We own nine patents and have filed for additional patents and are in the process of filing for more. The Company currently manufactures, or is jointly developing, five products that are being sold and supplied to current customers. We are working towards continued expansion of our customer base and the Company markets to a number of users and is in the process of furthering its marketing effort for products that the Company can produce. We anticipate having as many as 15 to 20 different products featuring our patented Bend Sensor® technology on the market over the next 12 to 18 months.

In addition to the sale of its products and services the Company may generate revenues through licensing its technology for field of use or territory. If at all possible, each license agreement will require either first right of refusal to manufacture, or royalty provisions on each product application. We are currently concentrating our marketing efforts on smaller contracts and production orders to generate immediate revenue and improve the Company's cash flow. The Company continues to market its automotive and medical applications and devices. Due to their size and regulations these industries require a significantly longer time to develop and acquire approvals for new technologies but because of the high volumes associated within these industries they will potentially generate long term revenue streams for the Company.

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider, (Licensee).  The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented bed technology for medical applications.  On that same day, R&D Products, the Licensee and Flexpoint entered into a long-term joint manufacturing agreement for R&D’s bed technology and related products.  The manufacturing agreement provides for the Company to manufacture sensors for the bed technology and related products through 2018 with an option to renew each year thereafter. During 2009 the Licensee went through a series of reorganizations that affected its engineering and senior management team. Therefore the ramp up and production schedules and deadlines with resource requirements are being renegotiated. The Licensee continues to be committed to this product and has invested significant money and resources to the project over the past year and continues to work closely with R&D and Flexpoint to bring this product to market as soon as possible. Management  anticipates  the volumes associated with this contract would be sufficient to support our operations in the future, but the Company will need additional financing to meet our short term cash requirement, therefore, we are actively seeking financing and are working on various short-term manufacturing contracts for the use of, design and engineering of, our  Bend Sensor® flexible potentiometer application.

The Company continues to work with various Tier 1 (major suppliers) automotive suppliers on a variety of products that are in various stages of development and implementation. Both the medical and automotive industries have undergone significant changes due to the current economic and political uncertainties over the past two years. These uncertainties have created delays in the implementation of the Company's automotive and medical devises and therefore, the Company has focused its marketing efforts and resources on sensors and products that in the aggregate will generate smaller dollar volume than those anticipated from their medical or automotive devises, but are quicker to market and will generate immediate cash flow.

PRINCIPAL PRODUCTS

Bend Sensor® Technology

The Company owns the patent rights to our Bend Sensor® technology through Sensitron, a wholly-owned subsidiary of the Company. The Bend Sensor® is a flexible potentiometer bend sensor product consisting of a coated substrate, such as plastic, that changes electrical conductivity as it is bent.  Electronic systems can connect to this sensor and measure in detail the amount of bending or movement that occurs in a predictable manner.  Certain applications of the Bend Sensor® potentiometer have been patented (See “Patents and Intellectual Property,” below).

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

We have developed the following applications and devices for the Bend Sensor® technology:

Medical Bed

Under the terms of our agreement with R&D Products LLC, we have delivered and are scheduled to deliver additional bed prototypes for use in medical and commercial applications. As design changes and enhancements are approved and implemented, we anticipate delivery of additional prototypes during 2010.  The electronics of the bed are able to determine, based on our Bend Sensor® technology input, the position of the person on the bed and how they are moved.  The bed has the ability to roll a patient left or right to relieve pressure areas as well as facilitate dressing changes.  This allows needed adjustments to be made to meet the required standards of care and comfort. Adjustments are also programmable for customized patient care. R&D Products has licensed the exclusive worldwide technology and patent rights for the bed’s medical application which is designed to manage pressure on the body using Flexpoint Sensor Systems Bend Sensor® technology. Management believes this application of our technology is sufficiently unique to provide a major source of future revenues.

            Automotive Products

From 2007 through 2009 we have been in negotiations with several Tier 1 suppliers and OEMs in the automotive industry on the following products:

Variable Speed Seat Switch

The variable speed switch controls the position of an automotive seat. The Company has patents pending on the seat switch. The Company is currently working with several Tier-1 suppliers and manufactures who have expressed interest in the concept. Assuming the product is accepted into a platform; volumes for the seat switch are expected to be several million units over a 3 year period of time and should grow as acceptance of the product occurs. As well as adding the variable speed feature, the seat switch assembly weighs less than the assemblies currently in use and fits within the emphasis of automotive manufactures towards lighter, more fuel efficient cars.

Comfort Seats

The Company is developing an advanced comfort seat for automobiles utilizing their patented Bend Sensor® technology. Indications of interest have been received from Tier 1 suppliers and Flexpoint is working to obtain joint development agreements for the concept. There has been significant interest in the concept and it appears that the timing is good for this type of a product.

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

In 2006 we enlisted a third party testing facility to further validate our technology as required in our protocol for Stage II development of our devices.  In June 2006 we announced our PID system was tested by MGA Research and this research confirmed results of our internal testing.  The system is placed in the vehicle's front bumper to detect crash impact.  Within milliseconds of contact, the system can differentiate between a human leg and an inanimate object and trigger a safety response in accordance with the manufacturer’s specifications.

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

Emergency Vehicles

Intertek Industrial Corp., located in Jacksonville, Florida is a leading supplier of quality seatbelt systems and safety devices to the emergency vehicle market. Their Protek Passenger Awareness System uses our Bend Sensor®  technology to enhance the safety of passengers and personnel in emergency vehicles. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in about 20 ambulances and is being tested for use in other types of emergency vehicles.  Throughout 2009 Intertek has issued additional purchase orders for their existing customers.

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

Other Applications

Management believes the potential market for our technology includes using the technology to replace or upgrade existing devices used in industrial control systems, medical equipment and instrumentation, computer peripherals, automotive transmission equipment, commercial vending equipment and other devices.  We have developed, or are developing:

•

a vibration sensor;

•

 a rupture disc/bursting disc utilizing the Bend Sensor® as the detection/alarm element of a rupture disc device;

•

an infant bed cover using our patented sensors that will be used to monitor infants in the prevention of sudden infant death syndrome (SIDS);

•

an interactive glove to assist doctors in neuroscience studies to determine a patient's level of motor skills, for rehabilitation, post surgical evaluation or for assisting the disabled;

•

Toys and video gaming devises; and

•

Sports applications:

The Company has developed several sports related products featuring the Company's patented Bend Sensor® technology. The products are currently being demonstrated to major equipment manufacturers and distributors and the Company anticipates they could be brought to market by the end of 2010.

The products currently include the use of sensor technology for bowling and golf shoes. The products will be used to help measure and improve an individual's performance. Several prototypes of the shoes have been completed and are currently in the process of being demonstrated to major equipment manufactures. Among other things the shoes will measure distribution of weight and weight transfer during the monitored event and present an image of the individual's performance.

We intend to further identify applications of our technology in numerous fields and industries.  A core marketing strategy is to seek applications of our technology for products used by customers that emphasize functionality, reliability, quality, and user convenience.

BUSINESS STRATEGY

Management believes that our future success will depend upon our ability to coordinate our product design, manufacturing, distribution and service strategies in a long-term business model.  One sales strategy is to offer a line of standard sensor products with corresponding hardware, electronics and software to facilitate ease of implementation of our technology into a customer's system.  The standard product line is expected to be sold directly to the customer and through manufacturer's representatives and distributors.  We have also expanded our product offering to include substantially complete value-added assemblies.   We continue to consider licensing or partnership arrangements. We anticipate selling primarily to original equipment manufacturers for worldwide distribution.  For the international customers, we plan to contract, sell and distribute our products through various manufacturer representatives and distributors.

Since our intended customers are typically technology companies, the design phase of the sales cycle is extremely important and considerably longer than other industries.  The original equipment manufacturers typically approach us with a conceptual product and request that we assist in the initial engineering, design and production of a working prototype for which we generate limited revenues. The prototype is then tested in the environment in which the ultimate product will be placed.  During this process, the customer is in constant contact with our application and electrical engineers. Customers also meet with internal sales and support individuals to discuss marketing and distribution strategies for the end consumer products.

We also have added value by expanding our sensor product lines to include circuit boards, enclosures, etc. and have moved toward a fully integrated product while validating and showing the versatility of our Bend Sensor® technology.  We currently have several such  fully developed products that will directly compete with existing products in the automotive industry. We believe our products provide greater reliability, more functionality and can be implemented at a lower overall cost to the customer. We are in the process of finalizing our marketing campaign that will include a technology based company that is interested in being our outside sales representative for our sensor technology. These fully integrated products will create a much larger value added profit margin for the Company.  However, there is no assurance that such profit margins will be achieved or that these products will be produced in volumes to produce significant revenue in the near future.

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

We currently have a relationship with several Tier 1 suppliers in the automotive industry and believe that our relationship with OEM’s and Tier 1 suppliers will be an important part of our overall sales strategy. We also have an agreement with a significant manufacturer of medical bed mattresses. In the early stage of this strategy, we will be dependent on a few OEM’s and manufacturers and if we lose their business it will have a significant adverse effect on our results of operations until alternative distribution channels can be established.  We may consider contractual commitments to OEM’s and Tier 1 suppliers in exchange for fees and/or royalties.  In addition, because we sell on a limited basis directly to end users, we are dependent, in part, on the OEM’s for information about retail product sales and demand for sensor technology.  Accordingly, any rapid cessation of purchases or a switch to other companies' products by end users may not be immediately evident to us, and could result in increased product returns.

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

MANUFACTURING AND DISTRIBUTION

Automobile manufacturers, Tier 1 suppliers and many international companies require all manufactured parts be manufactured in ISO/TS-16949 certified facilities.  IS0/TS-16949 is a Quality Management System that contains the particular requirements for the application of ISO 9001:2000 for automotive production and relevant service part organization.  TS-16949 is based on ISO requirements 9001:2000, but it contains additional requirements that are particular to the automotive industry.  These additions are considered automotive “interpretations” by the ISO community of accreditation bodies and registrars.  TS-16949 is a common supplier quality standard for Chrysler LLC Corporation, Ford Motor Company and General Motors Corporation.  TS-16949 applies to suppliers of production materials, production and service parts, heat treating, painting and plating and other finishing services.  It does not, therefore, apply to all suppliers of the major automotive companies.

TS-16949 certification is necessary to assure potential customers that we have the ability and resources to meet the quantities demanded in a purchase agreement and that we are able to uphold the quality standards required for consideration as an automotive supplier.  We have started the process of qualifying our own manufacturing facility for TS-16949, but we determined that it was not necessary that we had the required manufacturing capabilities now.  Therefore to meet the requirement in 2005 we entered into a Cooperative Agreement with The Bergquist Company, a Minnesota corporation that is a qualified automotive manufacturer.  The agreement provides that the companies will cooperate with one another to produce Bend Sensor® technology applications for the automotive industry.  This cooperative agreement provides us with the means to deliver a finished product to market. Since 2005 we have identified several other manufacturers who have the required certifications and who have expressed interest in entering into similar agreements should we be unable to certify our existing facility in time to meet the requirements of future automotive manufacturing agreements.

SOURCE OF RAW MATERIALS

The Bend Sensor®  product consists of a coated substrate, such as plastic, that changes in electrical conductivity as it is bent. Electronic systems connect to the sensor and measure with fine detail the amount of bending or movement that occurs. The single layer design of the  Bend Sensor®  eliminates many of the problems associated with conventional sensors such as dust, dirt, liquids, and heat and pressure affects. Depending on the application an over-laminates or over-molding may also be applied to the sensors for added environmental protection. Due to its unique construction and the ability to use multiple types of substrates all raw materials needed to produce the Bend Sensor® are readily available and therefore, the Company is not reliant on a single supplier.

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

PATENTS AND INTELLECTUAL PROPERTY

We regard certain of our designs as proprietary and attempt to protect them with patents and by restricting disclosure of the designs as trade secrets.  We have nine issued patents for our Bend Sensor® technology and have filed three additional patent applications, and are in the process of preparing one additional patent for new types of sensors using our technology. Sensitron owns eight United States patents and one foreign patent related to the Bend Sensor® technology.  Patents do expire and it will be necessary for us to file patents in the United States and in various foreign countries for each application we develop so that it is protected from competition.  The earliest patent will expire in December 2013; however, we have improved these technologies and expect to file new patents based on the enhancements.  We must file patents on any technology for which we develop enhancements which contain material improvements to the original technology.  We are aware of three potentially conflicting patents which we believe will not affect our current or planned use of our technology.

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

MAJOR CUSTOMERS

Because currently the Company has a limited customer base and historically revenues have not been sufficient to support our current operations therefore, the company does not have one customer that represents 10% or more of our total revenue and we do not have any backlog of production of our Bend Sensor® products. Because our technology uses raw materials that are readily available throughout the world we have never had an environmental complaint or issue.

RESEARCH AND DEVELOPMENT

Although we hold the patent to the basic Bend Sensor® technology, as well as other applications, there will be other competitors working to develop competing technologies.  To stay on the forefront of the technology, and to serve the needs of the customer, we will need to aggressively pursue improvements to existing systems and develop new systems as well.  For the year ended December 31, 2009 we spent $446,294 in research and development, primarily enhancing specific applications for the automotive, medical and industrial industries with our Bend Sensor® technology, and testing Bend Sensor® applications for and in new products.  Compared to $500,086 spent on research and development for the year ended December 31, 2008 related to development engineering for the medical bed technology, new product development resulting in new patents and testing of products for marketable applications.

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

EMPLOYEES

As of the date of this filing we have 5 full time employees and employ 2 sub-contractors.  Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Factors Affecting Future Performance

We have a history of losses and may never become profitable.

We are currently unable to fund our day-to-day operations from revenues and the lack of revenues has impeded our continued growth and has caused delays in our business development.  We have generated operating capital from our private placements completed in March 2005 and June and September 2007 that have funded our operations for the past four years.  For the 2009 twelve month period we had negative cash flows from operating activities of $797,311 and we don’t expect that total revenues in 2010 will be sufficient to support our operations. In addition, with the economic downturn in the automotive industry we will need to further expand our business activities outside the automotive market over the next eight to twelve months; therefore, anticipate needing to raise an additional $1.0 to $1.5 million in funding. We may be required to rely on debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern

We may not have adequate experience to successfully manage anticipated growth.

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

Based on projected business development, we will need to complete a second production line and have it installed and approved during 2011.  The second manufacturing line is expected as a result of anticipated increased manufacturing demand and improved manufacturing efficiencies.  We have completed installation of our first production line and anticipate qualifying our manufacturing facility for ISO/TS-16949 certification as the Company successfully obtains additional manufacturing contracts during 2010 and 2011.  However, we cannot assure you that we will satisfy ISO/TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our automotive customers.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. In our annual report for the year ended December 31, 2010 we will be required to provide an attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting. We cannot assure you as to our independent auditors’ conclusions at December 31, 2010 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that our independent auditors will not be able to conclude at any time that our internal controls over financial reporting are effective as required by Section 404 of the Act.

ITEM 2.   PROPERTIES

We lease approximately 11,639 square feet of office and manufacturing space from F.G.B.P., L.L.C.   The original lease term was for five years, commencing on October 1, 2004 and terminating on September 30, 2009.  In April 2009, the Company amended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the new terms of our operating lease the average monthly payments are $7,950, including common area maintenance through December 31, 2010. This amount increases to $8,450 during the final year of the lease ending December 31, 2011.  This facility has executive offices and space for research and development and manufacturing. The building is located in a business park in Draper, Utah consisting primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.

ITEM 3.  LEGAL PROCEEDINGS

 We are not a party to any material legal proceedings as of the date of this filing.

ITEM 4.  [Reserved]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the Financial Industry Regulatory Authority (“FINRA”) OTC Bulletin Board under the symbol “FLXT.”  The following table lists the range for the high and low bid prices of our common stock for each quarter for the years ended December 31, 2009 and 2008, respectively, as reported by the OTC Bulletin Board.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2009		2008
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$0.51 0.38 0.29 0.34	$ 0.27 0.16 0.09 0.12	$ 1.10 0.90 0.85 0.45	$ 0.75 0.70 0.41 0.22

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

HOLDERS

As of April 6, 2010, we had 463 stockholders of record of our common stock, which does not include “street accounts” of securities brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

On November 5, 2009, in lieu of paying cash for our Directors and Officers Insurance the Company issued 120,000 restricted shares  to the owner of Universal Business Insurance and canceled the Company's debt of $22,200. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On December 1, 2009 the Company issued 743,000 restricted shares, in lieu of cash, to the Chesapeake Group for Investor Relations services performed during 2009 and canceled $150,000 of the Company's debt. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

 On December 9, 2009 the Company issued 550,000 restricted shares, in lieu of cash, to the Chesapeake Group for Investor Relations services performed during 2009 and canceled $110,000 of the Company's debt. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On December 15, 2009 the Company issued 375,000 restricted shares, in lieu of cash, to Kevin Howard Esq. for legal services performed during 2007 and 2008 and canceled $75,000 of the Company's debt. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a development stage company engaged principally in improving its unique sensor technology, expanding its suite of products, developing new sensor applications, obtaining financing and seeking long-term  sustainable manufacturing contracts.  Our operations have not commenced to a commercial level and include designing, engineering, manufacturing and selling sensor technology and products featuring our Bend Sensor® technology and equipment.

We emerged from Chapter 11 bankruptcy on February 24, 2004 and since that time we have leased a manufacturing facility, purchased necessary equipment to establish a production line, negotiated contracts, manufactured and improved our patented Bend Sensor® technology devices and conducted testing on those devices.  Our goal is to qualify our production line and facility as an ISO/TS 16949 production line and facility as it is required for manufacturing automotive and related parts. This qualification will increase the marketability of our products to automotive Tier 1 and parts suppliers.

During the past year we have matured from a research and development only company into a manufacturing and production company and continue to expand our product line. During 2007 and through 2009 we improved and enhanced the design of products for several Tier 1 automotive and other customers.  We have completed advanced testing and have signed various agreements to provide products to the medical and automotive industries.  We have developed a fully integrated safety system that provides added safety to emergency vehicle personnel and that has won awards over the past two years at the 2008 and 2009 EMS show and continues to gain acceptance in the industry as evidenced by the additional orders received during 2009. We are expanding the opportunities for our sensors to be used in the medical field and are developing an infant bed cover using our patented sensors that will be used to monitor infants in the prevention of sudden infant death syndrome (SIDS). The University of Rome used our sensors to develop an interactive glove to assist them in their neuroscience studies and understanding. They concluded that such a device using the Bend Sensor Technology could be used to determine a patient’s level of motor skills, for rehabilitation, post surgical evaluation or for assisting the disabled. The University’s conclusion was that data glove, and similar devices would have multiple applications in many fields including medical, work, sports and entertainment the full article published in the Journal of Neuroscience Methods “Improving Performance of Data Glove on Bend Sensors," by Giovanni Saggio Ph.D.

Due to the Bend Sensor’s single layer construction, overall durability, and its chemical resistant properties, we are working with a European supplier of a fuel management system that will use or sensing device as part of their system to produce significant fuel savings for fleets of large trucks. We are also working with a company to assist in the development of a home monitoring device that will be used to monitor the presence of individuals in certain locations of a home. With the aging population and increased life expectancy, many older individuals wish to continue living in their own homes. This system would allow aging individuals to continue to live independently while still providing security and peace of mind to their children and caregivers.

We continue to develop new products that we may sell or license in a variety of industries including to an industrial control company. We are also continuing to work closely with our partners on the further development of our medical bed and are looking forward to expanding this concept into the commercial market. And we continue to market and expand our network of Tier 1 automotive customers and product offerings. With the economic down turn in the global economy and the political uncertainty in the U.S. medical market we are focusing on smaller contracts with smaller production orders that can generate immediate reoccurring income for the Company. This new focus will assist in developing additional fully integrated products using our Bend Sensor® Technology, and will show the diversity and adaptability of the technology in unrelated industries.

Finalizing long-term, revenue generating, production contracts with other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan we will still need to raise additional operating capital.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable during 2010.

The widespread credit crisis has reduced consumer purchasing power and resulted in an overall down turn in consumer confidence. These factors have contributed to lower consumer spending and investments by companies in new technology and development that has contributed to the economic crisis we have experienced. While all sectors of the economy are experiencing difficult times, the automotive industry is particularly challenged. Worldwide automakers are faced with the challenge of providing a safer, more energy efficient, longer lasting product that consumers’ can afford. This will require new and innovative ways to lower the overall weight of the vehicle to improve its fuel efficiencies, while lowering the cost. Because historically product and design changes in the automotive industry are slow, averaging two to three years before actually being incorporated into a commercially viable automotive platform. With its versatility, light weight single layer construction and the fact that it is currently being used in various safety devices we believe the Bend Sensor® is positioned well to meet the challenges that the automobile industry is facing.

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design contract, testing and limited production services for prototypes and samples, and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next six to eight months. For the past twelve months we have relied on the proceeds of loans from insiders and the private placements we completed in March 2005 and June and September 2007 to satisfy our cash requirements.  In the 2005 private placement we issued an aggregate of 2,836,335 units to purchasers and 140,000 units were issued to the placement agent.  Each unit consisted of one share and one warrant to purchase one share at an exercise price of $3.00.  We realized net proceeds of $3,907,207 from this private placement.  In the 2007 private placements we issued an aggregate of 1,500,000 shares of common stock at a price of $1.00 per share.  Net proceeds of $1,500,000 were realized from the private placements.  In November 2008 we secured $300,000 of short-term financing from related parties. The notes were originally due on May 31, 2009 with an annual interest rate of 10% and secured by the Company's business assets, they also carry a conversion option for restricted common shares at $.25 per share.  In May these notes were extended. During 2009 the same related parties have provided additional funding of $643,564 under similar terms (see item 13 below).

In November and December 2009 the Company issued 1,788,000 in restricted common shares in lieu of cash and canceled $357,200 in Company debt. The shares were issued to satisfy the Company's obligations for investor relations and legal services from 2007 through 2008, and for the Company's 2009 directors and officers insurance.

During 2009 management initiated additional cost cutting measures and believes that our current cash burn rate is approximately $50,000 per month and that the remaining proceeds from additional notes to related parties and accounts receivable will fund our operations for at least the next several months.  Our auditors have expressed doubt about our ability to continue as going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short and long-term cash needs.  We may rely on debt financing, additional loans from related parties and private placements of common stock for additional funding.  However, we cannot assure you that we will be able to obtain financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.

We expect that we may have to issue common stock to pay for services and agreements rather than use our limited cash.  Any issuance of common stock will likely be pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.   We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2009 consist of our operating lease and total current liabilities of $499,298 which includes short-term notes payable of $329,264, and long-term notes payable of $421,459 net of the discounts of the intrinsic value of the conversion feature associated with the notes. Our operating lease has average monthly payments of $7,950, including common area maintenance through December 31, 2010 and increases to $8,450 through the final year of the lease ending December 31, 2011. The total future minimum payments under this lease as of December 31, 2009 were $196,800.

Our total current liabilities include accounts payable of $81,313 related to normal operating expenses, including health insurance, utilities, production supplies and travel expense.  Accrued liabilities at December 31, 2009, were $88,721 and were related to payroll tax liabilities, accrued legal, audit and tax expenses, investor relations consulting, and accrued Paid Time Off, a combination vacation-sick leave policy.

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

We annually test long-lived assets for impairment or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors.  The long-lived asset impairment test conducted at December 31, 2008 identified a loss of  $246,764 this additional expense was recognized accordingly. The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets.  The result of the valuation analysis showed an impairment of long-lived assets, as their carrying values exceeded the present value of the discounted projected revenues. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2009.  Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation (formerly FASB Statement No. 123(R)), the pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2009 and 2008 we recognized $122,467 and $237,299, respectively, of stock-based compensation expense for our stock options and there was approximately $30,568 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 1.56 years.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries, Sensitron, and Flexpoint International, LLC and should be read in conjunction with our audited financial statements for the years ended December 31, 2009 and 2008.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS

	For the year ended	For the year ended
	December 31, 2009	December 31, 2008
Engineering, contract and testing revenue	$ 62,465	$ 175,858
Total operating costs and expenses	(1,555,615)	(2,173,225)
Net other income (expense)	(197,571)	(3,595)
Net loss	(1,690,721)	(2,000,962)
Basic and diluted loss per common share	(0.07)	(0.08)

Our revenue for the 2009 and 2008 years was primarily from design and development engineering, prototype products and sample products. Revenue from research and development engineering and prototype product contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer. Management anticipates that revenue will increase as we fulfill our obligations under the R&D manufacturing agreement and finalize additional production contracts.

Total operating costs and expenses decreased for 2009 when compared to 2008 by $617,610.  Included in 2008 operating costs and expenses were charges of $246,764 taken for the impairment of long-lived assets.  Administrative and marketing expenses decreased to $970,485 for 2009 compared to $1,275,820 for 2008 primarily due to reductions in compensation expense recognized according to FASB ASC Topic 718 for share-based option compensation, reduction in employee related expenses and the reduction in rent. Research and development expense also decreased by $53,792 for 2009 when compared 2008, while cost of revenue and amortization of patents and proprietary technology expense remained relatively the same.

Total net other expense in 2009 includes a $190,096 non-cash interest expense associated with the beneficial conversion feature of the notes payable to related parties, and interest earned on excess cash on deposit. In November 2009 the Company recognized a loss of $7,800 on a stock debt exchange, due to a difference in intrinsic value of the actual stock exchanged compared to the stated conversion feature of the debt instrument. The increase in interest expense during 2009 was due to the additional notes payable from related parties that was used for operations.

As we continued to mature as a manufacturing company our engineering design and production revenues increased as a percent of our total revenue during 2009.  While it is expected the additional investment made in 2010 for  product and system development will result in further generation of production related revenues, there is no guarantee that operating losses will reduce in the short term.

The chart below presents a summary of our consolidated balance sheets at December 31, 2009 and 2008.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended December 31, 2009	Year ended December 31, 2008
Cash and cash equivalents	$ 12,680	$ 178,158
Total current assets	45,278	251,442
Total assets	6,652,015	7,103,754
Total current liabilities	499,298	443,268
Total liabilities	920,757	443,268
Deficit accumulated during the development stage	(14,943,734)	(13,253,013)
Total stockholders' equity	5,731,258	6,660,486

Cash and cash equivalents decreased in 2009 compared to 2008.  The decrease is the net result of cash used to fund operations.  Until our revenue increases, our cash and assets will decrease as we fund our operations. We will need to raise additional operating capital during the first half of 2010. It is expected that this will be accomplished by issuing stock, securing additional loans from related parties, or through the licensing of our technology. We anticipate needing to raise an additional $1.0 to $1.5 million in funding.

Our non-current assets decreased at December 31, 2009 compared to 2008 due to the depreciation and amortization associated with our long-lived assets. These assets include, after adjustments, property and equipment valued at $441,579, patents and proprietary technology of $802,244, goodwill of $5,356,414, and deposits of $6,500 for the leased facility.

Total current liabilities increased by $56,030 at December 31, 2009, as a result of additional short-term notes payable to related parties. Accrued liabilities decreased at December 31, 2009 by $70,475 when compared to December 31, 2008. The decrease is primarily due to the issuance of restricted stock to pay for services related to legal and investor relations expenses.  Total liabilities increased due to the renegotiation of related party notes, which extended the maturity dates of the debt..

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

  Page

Report of Independent Registered Public Accounting Firm

17

Consolidated Balance Sheets – December 31, 2009 and 2008

18

Consolidated Statements of Operations for the Years Ended December 31, 2009

  and 2008 and for the Cumulative Period from February 24, 2004

  (Date of Emergence from Bankruptcy) through December 31, 2009

19

Consolidated Statements of Stockholders’ Equity for the Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through

  December 31, 2009

20

Consolidated Statements of Cash Flows for the Years Ended December 31,

  2009 and 2008 and for the Cumulative Period from February 24, 2004

  (Date of Emergence from Bankruptcy) through December 31, 2009

21

Notes to Consolidated Financial Statements

22

Registered with the Public Company

 Accounting Oversight Board

HANSEN, BARNETT & MAXWELL, P.C.

A Professional Corporation

       CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

To the Stockholders and the Board of Directors

Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. and subsidiaries (a development stage company) (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has not earned any appreciable revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2009 and 2008 and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2009. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Hansen, Barnett & Maxwell,  P.C.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

April 6, 2010

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$ 12,680	$ 178,158
Accounts receivable	11,451	32,551
Inventory	9,265	10,016
Deposits and prepaid expenses	11,882	30,717
Total Current Assets	45,278	251,442
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation
of $151,111 and $29,984	441,579	560,161
Patents and Proprietary Technology, net of accumulated
amortization of $158,741 and $31,748	802,244	929,237
Goodwill	5,356,414	5,356,414
Total Assets	$ 6,652,015	$ 7,103,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 81,313	$ 34,072
Accrued liabilities	88,721	159,196
Convertible notes payable to related party, net of discount of
$8,750 and $50,000	329,264	250,000
Total Current Liabilities	499,298	443,268

Long-Term Liabilities
Long-Term Convertible notes payable to related party, net of
discount of $174,905 and $0	421,459	-
Total Liabilities	920,757	443,268

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized; 26,580,887 shares and 24,792,887 shares issued and outstanding	26,580	24,792
Additional paid-in capital	18,882,279	17,851,493
Warrants and options outstanding	1,766,133	2,037,214
Deficit accumulated during the development stage	(14,943,734)	(13,253,013)
Total Stockholders' Equity	5,731,258	6,660,486
Total Liabilities and Stockholders' Equity	$ 6,652,015	$ 7,103,754

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			(Date of
			Emergence from
			Bankruptcy)
	For the Years		through
	Ended December 31,		December 31,
	2009	2008	2009

Engineering, Contract and Testing Revenue	$ 62,465	$ 175,858	$ 729,627

Operating Costs and Expenses
Amortization of patents and proprietary technology	126,993	137,022	834,617
Cost of revenue	11,843	13,533	138,720
Administrative and marketing expense	970,485	1,275,820	10,178,701
Research and development expense	446,294	500,086	2,402,336
Impairment of long-lived assets	-	246,764	546,562
Total Operating Costs and Expenses	1,555,615	2,173,225	14,100,936

Other Income (Expense)
Interest expense	(190,096)	(13,286)	(1,779,436)
Interest income	325	9,691	131,725
Sublease rent income	-	-	11,340
Other income	-	-	478
Gain (loss) on stock debt exchange	(7,800)	-	63,468
Net Other Income (Expense)	(197,571)	(3,595)	(1,572,425)

Net Loss	$ (1,690,721)	$ (2,000,962)	$ (14,943,734)

Basic and Diluted Loss Per Common Share	$ (0.07)	$ (0.08)

Basic and Diluted Weighted-Average
Common Shares Outstanding	24,921,627	24,792,887

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2009

					Deficit
				Warrants	Accumulated
			Additional	and	During the	Total
	Common Stock		Paid-in	Options	Development	Stockholders'
	Shares	Amount	Capital	Outstanding	Stage	Equity
Balance-February 24, 2004 (Date of Emergence from Bankruptcy)	14,098,202	$ 14,098	$ 4,952,166	$ -	$ -	$ 4,966,264
Beneficial debt conversion option	-	-	1,500,000	-	-	1,500,000
Conversion of note payable, March 31 and May 19, 2004, $.50 per share	3,000,000	3,000	1,497,000	-	-	1,500,000
Issuance for consulting services, March 3, 2004, $1.15 per share	100,000	100	114,580	-	-	114,680
Stock based compensation from 650,000 warrants issued on March 3, 2004 for consulting services	-	-	-	731,328	-	731,328
Issuance for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC,
a company controlled by a stockholder, March 31, 2004, $ 1.21 per share	1,600,000	1,600	1,929,709	-	-	1,931,309
Issuance for compensation, November 24, 2004, $1.48 per share	1,200,000	1,200	1,774,800	-	-	1,776,000
Net loss	-	-	-	-	(4,510,726)	(4,510,726)
Balance-December 31, 2004	19,998,202	19,998	11,768,255	731,328	(4,510,726)	8,008,855
Issuance of common stock at $ .77 per share and 2,836,335 warrants at $0.61 per warrant for cash,
net of $347,294 cash offering costs, 140,000 common shares and 140,000 warrants January through March 2005	2,976,335	2,976	1,977,294	1,926,937	-	3,907,207
Issuance of 30,000 warrants at $1.38 per warrant for services, July 2005	-	-	-	41,300	-	41,300
Issuance of common stock at $ 1.73 per share, as compensation to a director of the Company for services, August 2005	18,350	18	31,727	-	-	31,745
Net loss	-	-	-	-	(1,770,020)	(1,770,020)
Balance - December 31, 2005	22,992,887	22,992	13,777,276	2,699,565	(6,280,746)	10,219,087
Stock-based employee compensation from stock options	-	-	-	827,718	-	827,718
Exercise of warrants, $0.70 per share, for cash, June 2006	300,000	300	547,480	(337,780)	-	210,000
Net loss	-	-	-	-	(2,512,836)	(2,512,836)
Balance - December 31, 2006	23,292,887	23,292	14,324,756	3,189,503	(8,793,582)	8,743,969
Issuance of common stock at $ 1.00 per share - June 2007	1,000,000	1,000	999,000	-	-	1,000,000
Issuance of common stock at $ 1.00 per share - September 2007	500,000	500	499,500	-	-	500,000
Stock-based employee compensation from stock options	-	-	-	578,649	-	578,649
Expiration of warrants, July through September 2007	-	-	1,968,237	(1,968,237)	-	-
Net loss	-	-	-	-	(2,458,469)	(2,458,469)
Balance - December 31, 2007	24,792,887	24,792	17,791,493	1,799,915	(11,252,051)	8,364,149
Stock-based employee compensation from stock options	-	-	-	237,299	-	237,299
Stock-based conversion feature on notes payable	-	-	60,000	-	-	60,000
Net loss	-	-	-		(2,000,962)	(2,000,962)
Balance - December 31, 2008	24,792,887	24,792	17,851,493	2,037,214	(13,253,013)	6,660,486
Conversion of note payable, November 2009, $0.25 per share	120,000	120	29,880	-	-	30,000
Issuance for services, December 2009, $0.20 per share	1,668,000	1,668	333,332	-	-	335,000
Stock-based employee compensation from stock options	-	-	-	122,467	-	122,467
Stock-based conversion feature on notes payable	-	-	274,026	-	-	274,026
Expiration of warrants September 2009	-	-	393,548	(393,548)	-	-
Net loss	-	-	-	-	(1,690,721)	(1,690,721)
Balance – December 31, 2009	26,580,887	$ 26,580	$ 18,882,279	$ 1,766,133	$ (14,943,734)	$ 5,731,258

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence
	For the Years		from Bankruptcy)
	Ended December 31,		through
	2009	2008	December 31, 2009
Cash Flows from Operating Activities:
Net loss	$ (1,690,721)	$ (2,000,962)	$ (14,943,734)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	121,127	137,825	794,441
Amortization of patents and proprietary technology	126,993	137,022	834,617
Impairment of long-lived assets	-	246,764	546,562
Issuance of common stock and warrants for services	335,000	-	3,030,053
Expenses paid by increase in convertible note payable	22,200	-	82,200
Amortization of discount on note payable	140,371	10,000	1,707,037
Stock-based compensation expense for employees	122,467	237,299	1,766,133
Loss on conversion of notes payable to common stock	7,800	-	7,800
Changes in operating assets and liabilities:
Accounts receivable	21,100	(25,618)	(11,451)
Inventory	751	(10,016)	(9,265)
Deposits and prepaid expenses	18,835	(3,493)	(18,382)
Accounts payable	47,241	18,485	(126,793)
Accrued liabilities	(70,475)	124,959	86,229
Deferred revenue	-	(50,000)	(343,750)
Net Cash Used in Operating Activities	(797,311)	(1,177,735)	(6,598,303)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	(2,545)	-	(200,119)
Payments for patents	-	(2,242)	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	(2,545)	(2,242)	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	-	5,617,207
Principal payments on notes payable - related parties	(50,000)	-	(510,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	684,378	300,000	1,567,712
Net Cash Provided by Financing Activities	634,378	300,000	7,119,919
Net Change in Cash and Cash Equivalents	(165,478)	(879,977)	10,629
Cash and Cash Equivalents at Beginning of Period	178,158	1,058,135	2,051
Cash and Cash Equivalents at End of Period	$ 12,680	$ 178,158	$ 12,680

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ 107	$ 16,955

Supplemental Disclosure on Noncash Investing and Financing Activities
Outstanding notes payable converted to stock	$ 22,200	$ -	$ 1,522,200
Expiration of warrants outstanding	393,548		2,361,785
Recognition of discounts on convertible notes payable	291,503	60,000	1,851,503
Extinguishment of unamortized discounts on modified
convertible notes payable	(17,477)	-	(17,477)

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah and is a development stage company. The Company’s development stage activities to date have included acquiring equipment and technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s planned operations, which have not yet commenced at a commercial level, are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2009, the Company had not begun manufacturing products and sensors at a commercially sustainable level.

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

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. The cash and equivalents of $12,680 represent cash on deposit in various bank accounts with two separate financial institutions.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Due to the limited amount of transactions, collectability of the trade receivables are reasonably assured; therefore the Company has not created an allowance for doubtful accounts. Contracts associated with design and development engineering require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. As the Company’s revenues and customer base increase, an allowance policy will be established.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method.

Business Condition – The Company suffered losses of $1,690,721 and $2,000,962 and used cash in operating activities of $797,311 and $1,177,735 during the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, the Company had an accumulated deficit of $14,943,734. The Company is in the development stage and has not earned any appreciable revenue during the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2009. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

On September 11, 2008, R&D Products, LLC, a related company, entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented bed technology for medical applications. On that same day, R&D Products, the Licensee and Flexpoint entered into a long-term joint manufacturing agreement for R&D’s bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related products through 2018 with an option to renew each year thereafter.  During 2009 the Licensee went through a reorganization that affected its engineering and senior management team. Therefore the ramp up and production schedules and deadlines with resource requirements are being renegotiated.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2008 and through 2009 the company raised $956,578 in additional capital through the issuance of long and short-term notes to related parties. All of the notes have an annual interest rate of 10% and are secured by the Company’s business equipment. The notes also have a conversion feature for restricted common shares ranging from $.15 to $.25 per share with maturity dates from March 31, 2010 to March 31, 2011.

In November and December 2009 the Company issued 1,788,000 in restricted common shares in lieu of cash and canceled $357,200 in Company debt. The shares were issued to satisfy the Company's obligations for investor relations and legal services from 2007 through 2008, and for directors and officers insurance for 2009.

Property and Equipment – Property and equipment are stated at cost.  Additions and major improvements are capitalized while maintenance and repairs are charged to operations.  Upon trade-in, sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company recognized $246,764 of impairment expense for the years ended December 31, 2008. The analysis compared the present value of projected revenues for the next three years against the carrying value of the long-lived assets.  The result of the valuation analysis showed an impairment of long-lived assets during 2008, as their carrying values exceeded the present value of the projected revenues.  The resultant impairment charges are identified as a line item in the consolidated statement of operations and were applied ratably on the balance sheet to each class of property and equipment and patents and proprietary technology.  Under similar analysis no impairment charge was taken during the year ended December 31, 2009.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  The impairment analysis at December 31, 2008 resulted in an impairment charge, as stated in the above section, which was ratably applied to the property and equipment and the intangible assets. Under similar analysis there was no impairment charge taken during the year ended December 31, 2009.

Research and Development – Research and development costs are recognized as expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually or when a triggering event occurs using a fair value approach. A fair-value-based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its net assets. This test requires various judgments and estimates. The fair value of the Company is determined using the market value of the Company’s common stock. The fair value of the Company is allocated to the Company’s assets and liabilities based on their fair values with the excess fair value allocated to goodwill. An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value.  No impairment of goodwill was recognized during the years ended December 31, 2009 or 2008.

Revenue Recognition – Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided or goods delivered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue from the sale of products is recorded at the time of shipment to the customers.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contracts are met and then recognized as licensing royalty revenue over the remaining term of the contracts.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation – In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Topic 718, Stock Compensation (formerly, FASB Statement No. 123R Revised 2004), “Share-Based Payment” (“SFAS No.123R”).  SFAS No. 123R supersedes APB 25, under the new pronouncement the Company is required to recognize the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.  Under APB 25, no compensation was recorded in earnings for the Company’s stock-based options granted under the 2005 Stock Incentive Plan (the “Plan”).  Under  ASC 718, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period.  On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, for its share-based compensations plans and began recognizing the unvested portion of employee compensation from stock options and awards equal to the unamortized grant-date fair value over the remaining vesting period.  Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.  For the years ended December 31, 2009 and 2008, the Company recognized expense for stock-based compensation under ASC 718 of $122,467 and $237,299, respectively.

Basic and Diluted Loss Per Share – Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and common equivalents outstanding during the period.  At December 31, 2008, there were warrants outstanding to purchase 350,000 shares of common stock which expired September 1, 2009. As of December 31, 2009 there were no warrants outstanding. These warrants were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $121,127 and $137,825 for the years ended December 31, 2009 and 2008, respectively and is included in the administrative and marketing expense on the statement of operations.  The company recognized impairment of $246,764 for the year ended December 31, 2008 of which $93,884 was applied to the carrying value of the Company's property and equipment. No impairment was recognized during the twelve months ended December 31, 2009.  Property and equipment at December 31, 2009 and 2008 consisted of the following:

Property and Equipment
December 31,	2009	2008

Machinery and equipment	$ 538,349	$ 535,804
Office equipment	40,455	40,455
Furniture and fixtures	13,470	13,470
Software	416	416

Total Property and Equipment	592,690	590,145

Less: Accumulated depreciation	(151,111)	(29,984)

Net Property and Equipment	$ 441,579	$ 560,161

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2009 and 2008 were as follows:

December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 161,903	$ (25,800)	$ 136,103
Proprietary Technology	799,082	(132,941)	666,141

Total Amortizing Asset	$ 960,985	$ (158,741)	$ 802,244

December 31, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 161,903	$ (5,160)	$ 156,743
Proprietary Technology	799,082	(26,588)	772,494

Total Amortizing Asset	$ 960,985	$ (31,748)	$ 929,237

Patent amortization was $20,640 and $5,160 for the years ended December 31, 2009 and 2008, and amortization related to proprietary technology was $106,353 and $26,588 for the same periods, respectively.  Patent and proprietary technology amortization is charged to operations.  The Company recognized impairment of $246,764 for the year ended December 31, 2008 of which $152,880 was applied to the carrying value of the Company's patent and proprietary technology.

Estimated aggregate amortization expense for each of the next five years is $126,993 each year.

Goodwill – Intangible assets not subject to amortization as of December 31, 2009 and 2008 consisted of goodwill with a net carrying value of $5,356,414.

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

NOTE 4 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2009 and 2008 respectively.  The components of the net deferred tax asset as of December 31, 2009 and 2008, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2009	2008
Operating loss carry forwards	$ 6,265,764	$ 5,673,772
Property and equipment	57,902	71,055
Patents and proprietary technology	81,910	75,969
Stock-based compensation	658,768	613,087
Total Deferred Tax Assets	7,064,344	6,433,883
Valuation allowance	(7,064,344)	(6,433,883)
Net Deferred Tax Asset	$ -	$ -

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal and state net operating loss carry forwards at December 31, 2009 and 2008 were $16,798,294 and $15,211,185, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards begin to expire in 2020.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2009 and 2008, respectively:

For the Years Ended December 31,	2009	2008
Tax at statutory rate (34%)	$ (574,845)	$ (680,327)
Non-deductible expenses	178	650
Change in valuation allowance	630,461	745,708
State tax benefit, net of federal tax effect	(55,794)	(66,031)
Provision for Income Taxes	$ -	$ -

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2009 the Company secured $684,378 of short and long-term financing from related parties, which represents notes with maturity dates ranging from March 31, 2010 to March 31, 2011, and paid $50,000 in principal to retire one of the related party notes. Also a $22,200 note due on March 31, 2010, was issued to finance insurance. The proceeds were used for operations and to finance the Company's annual directors and officers insurance. In November 2009 this note was converted to stock and a loss of $7,800 was recognized due to the difference of the intrinsic value of the stock issued compared to the stated beneficial conversion feature of the note. All of the notes have an annual interest rate of 10% and are secured by the Company’s business equipment. The notes also have a conversion feature for restricted common shares ranging from $.15 to $.25 per share. Due to the difference of the market price of the common stock associated with the conversion features of the notes and the conversion price, the convertible notes resulted in a net beneficial conversion feature of $183,655, which was recognized as a debt discount and an increase to additional paid-in capital. The calculation for the “intrinsic value” of the beneficial conversion feature was the difference between the conversion price of the common stock and the market value on the date the notes were executed multiplied by the number of shares into which the notes may be converted. The debt discount will be amortized from the date the notes were executed through the maturity date of the notes. In November 2008 the Company secured $300,000 of short-term financing from three related parties.

In addition, the Company was able to extend the maturity of $200,000 of the existing related party notes payable, until May 31, 2010, and $100,000 until March 31, 2011 which originally matured on May 31, 2009.

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

On November 5, 2009, in lieu of paying cash for the Company's  Directors and Officers Insurance the Company issued 120,000 restricted shares  to the owner of Universal Business Insurance and canceled the Company's debt of $22,200.

On December 1, 2009 the Company issued 743,000 restricted shares, in lieu of cash, to the Chesapeake Group for Investor Relations services performed during 2009 and canceled $150,000 of the Company's debt.

 On December 9, 2009 the Company issued 550,000 restricted shares, in lieu of cash, to the Chesapeake Group for Investor Relations services performed during 2009 and canceled $110,000 of the Company's debt.

On December 15, 2009 the Company issued 375,000 restricted shares, in lieu of cash, to Kevin Howard Esq. for legal services provided from 2007 to 2008 and canceled $75,000 of the Company's debt.

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

Expiration of Warrants –In September 2009 warrants issued to Summit Resource Group for services expired.

The following table summarizes the activity of warrants outstanding for the years ended December 31, 2009 and 2008:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding at December 31, 2007	350,000	$ 0.80	1.17
Expired	-	-	-
Outstanding at December 31, 2008	350,000	0.80	1.17
Expired	350,000	0.80	-
Outstanding at December 31, 2009	-	$ -	-

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

The Company continues to utilize the Black-Scholes option-pricing model for calculating the fair value as defined by ASC Topic 718, which is an acceptable valuation approach under ASC 718. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock.

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

On August 25, 2005, the Company granted options to employees to purchase an aggregate 1,159,000 shares of common stock at an exercise price of $1.91 per share. These options vested over three years on either the employee’s employment anniversary date or on the anniversary date specified in the grant, and expire 10 years from date of grant.  The Company used the following assumptions in estimating the fair value of the options granted on August 25, 2005: market value at time of issuance - $1.73; expected term – 8 years; risk-free interest rate – 4.18%; dividend yield – 0%; and expected volatility – 200%.  Using these assumptions, the options granted have a weighted-average fair value of $1.72 per share.

On February 27, 2006, the Company granted employee options to purchase an aggregate 75,000 shares of common stock at an exercise price of $2.07 per share. The options vested over three years on the employee’s employment anniversary and expire 10 years from date of grant.  The Company used the following assumptions in estimating the fair value of the options granted on February 27, 2006: market value at time of issuance - $2.00; expected term – 7 years; risk-free interest rate – 4.26%; dividend yield – 0%; and expected volatility – 200%. Using these assumptions, the options granted had a weighted-average fair value of $1.99 per share.

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

On February 8, 2007, the Company granted employee options to purchase an aggregate 382,000 shares of common stock at an exercise price of $1.18 per share. The options vested on the anniversary of the grant date and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on February 8, 2007: market value at time of issuance - $1.45; expected term – 6 years; risk-free interest rate – 4.86%; dividend yield – 0%; and expected volatility – 200%. Using these assumptions, the options granted had a weighted-average fair value of $1.43 per share.

On June 4, 2007, the Company granted an employee options to purchase an aggregate 300,000 shares of common stock at an exercise price of $1.38 per share. The options vested on the anniversary of the grant date and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on June 4, 2007: market value at time of issuance - $1.13; expected term – 6 years; risk-free interest rate – 4.93%; dividend yield – 0%; and expected volatility – 200%. Using these assumptions, the options granted had a weighted-average fair value of $1.11 per share. The individual's employment with the Company terminated in August 2008. Under the plan, at the time of termination the vested options must either be exercised within 30 days of termination of employment or they expire, and the non vested options are forfeited. Because the vested options were never exercised they expired.

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

On August 8, 2008, the Company granted employee options to purchase an aggregate 165,000 shares of common stock at an exercise price of $.72 per share.  The options vest over three years beginning on the anniversary of the grant date and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on August 8, 2008; market value at time of issuance – $.70; expected holding period – 5 years; risk-free

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate – 4.93%; dividend yield – 0%; and expected volatility – 200%.  Using these assumptions, the options granted had a weighted-average fair value of $.68 per share.

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

During the years ended December 31, 2009 and 2008, the Company recognized $122,467 and $237,299 of stock-based compensation expense, respectively. There were 1,629,000 and 1,432,000 employee stock options outstanding at December 31, 2009 and 2008, respectively.

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2009, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of period	1,432,000	$ 1.61	6.68	$ -
Granted	350,000	0.33	-	-
Expired	(95,000)	1.57	-	-
Forfeited	(58,000)	0.53	-	-
Outstanding at the end of Period	1,629,000	1.38	5.68	-
Exercisable at the end of Period	1,363,000	1.54	5.68	-

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2008, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of period	1,607,000	$ 1.66	-	$ -
Grant	165,000	0.72	-	-
Expired	(140,000)	1.48	-	-
Forfeited	(200,000)	1.38	-	-
Outstanding at end of year	1,432,000	1.61	6.68	-
Exercisable at the end of the year	1,192,000	1.74	6.68	-

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, there was approximately $30,568 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 1.56 years.

NOTE 8 – LEASE COMMITMENT

Effective March 31, 2004, the Company agreed to sub-lease offices and a manufacturing facility in which the Company’s acquired equipment is located, with monthly lease payments of $5,500 plus common area maintenance fees.  The lease expired in September 2004.  During July 2004, the Company entered into a new five-year lease agreement with average monthly payments including prescribed common area fees of $8,718, with a 2% annual increase in lease payments.  Rent expense is recognized on a straight-line basis over the term of the lease. In April 2009, the Company amended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the new terms of the Company's operating lease the average monthly payments are $7,950, including common area maintenance through December 31, 2010. This amount increases to $8,450 during the final year of the lease ending December 31, 2011.

The table below is a summary of future minimum lease payments as of December 31, 2009:

Year Ended December 31,

2010	$ 95,400
2011	$ 101,400

Total minimum lease payments	$ 196,800

For the years ended December 31, 2009 and 2008 rent expense was $98,486 and 105,722, respectively.

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

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented bed technology. On that same day Flexpoint, R&D Products and the Licensee entered into a long-term joint manufacturing agreement for R&D’s bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related products through 2018 with an option to renew each year thereafter. Production schedules with specific quantities and deadlines are still being outlined.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEGAL PROCEEDINGS

On January 20, 2006, Sensitron, Inc. filed a complaint in the United States District Court for the District of Utah, Central Division, against Michael W. Wallace, d/b/a Pure Imagination, seeking patent rights for a patent and patent application that Mr. Wallace filed with the United State Trademark and Patent Office.  Mr. Wallace assisted Sensitron with the development of certain software to be used in combination with Sensitron's Bend Sensor® technology related to the SEAT MAT™ system. The complaint alleges that Mr. Wallace failed to deliver the source code to Sensitron and failed to list Sensitron and Flexpoint's employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent.  Sensitron is seeking a copy of the source code and ownership of the patent and/or correction of the patent and patent application to add the appropriate co-inventors.  Sensitron was also seeking unspecified damages along with its costs and attorneys’ fees.  On May 1, 2009, the Company negotiated a settlement agreement on the legal action and patent encroachment that was filed against Michael W. Wallace, d/b/a Pure Imagination, in January 2006. The complaint alleged that Mr. Wallace filed for patent rights and protection using certain software in combination with Sensitron's Bend Sensor® technology related to the SEAT MAT™ for which Mr. Wallace assisted the Company in developing and was paid by the Company for his services. In his patent filing Mr. Wallace failed to list the Company, its employees and previous employees as co-inventors on the patent he obtained and for his pending application for a patent. The Company sought a copy of the source code and ownership of the patent and/or correction of the patent and patent application to add the appropriate co-inventors. Under the terms of the settlement there is an option to purchase the rights to the patent, but the Company is under no obligation to exercise the option. On May 15, 2009 the Company received approval of the settlement by the court and the legal action was dismissed.

In the spring of 2009 the Company filed legal action against Images SI, Inc for selling and distributing a Bend Sensor® type product and claimed that the product being sold was a patent encroachment on the Bend Sensor® patent owned by Sensitron a wholly owned subsidiary of the Company. Prior to December 31, 2009 the companies reached a settlement agreement whereby Flexpoint will receive royalties based upon sales of the Bend Sensor® type products sold by Images SI, Inc.

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

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of December 31, 2009 through the date the financial statements were issued and had determined that there are no events that would have a material impact on the financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting.  There have been no changes in internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term of Office
Clark M. Mower	63	President, CEO and Director	From November 2005 until next annual meeting
John A. Sindt	65	Chairman of the Board	From November 2005 until next annual meeting
Ruland J. Gill, Jr.	64	Director	From November 2005 until next annual meeting
Thomas N. Strong	54	Controller and Chief Financial Officer

Clark M. Mower – Mr. Mower was appointed our President and CEO in January 2005.  He was appointed as Director, President and CEO of Sensitron in February 2005.  In November 2005 he was elected to serve a one year term as director (or until the next annual meeting). He formerly served as Senior Vice President - Mergers and Acquisitions - Merchant Energy Group for El Paso Energy Corporation (NYSE: EP).  From August 2002 through 2004 he was the managing member of Polaris Energy, LLC, a non-affiliated consulting company to energy related mergers and acquisition.  From August 2002 to July 2004 he was a management committee member for Saguaro Power Company, a non-affiliated company operating a 100 megawatts power plant in Henderson, Nevada.  Prior to that he served as President and Chief Executive Officer of Bonneville Pacific Corporation (a public company) for eight years until El Paso Corporation acquired Bonneville Pacific Corporation in October 1999.   He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

John A. Sindt – Mr. Sindt has served as a director of the company since 1999 and served as President and Chief Executive and Financial Officer from 2001 to 2004.  He served as Secretary/Treasurer from January 2005 through July 2005.  In November 2005 he was elected to serve a two year term as director (or until the next annual meeting). Mr. Sindt is also the Chairman of the Board of Sensitron, one of our subsidiaries.  He has been employed since 1965 as a Salt Lake County, Utah Constable and he currently heads that department.  He has also served as President, Corporate Secretary and Director for the National Constables Association.  He has owned and operated a successful chain of retail jewelry stores in Utah.  He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

Ruland J. Gill, Jr. - Mr. Gill retired from Questar Corporation (NYSE: STR) where he served as Vice President of Government Affairs and Senior Attorney from 1973 until his retirement in 2008.  He was appointed as a Director of Sensitron in February 2005.   In addition to his professional career, Mr. Gill has held several important positions including President of the Utah Petroleum Association, and Trustee of the Rocky Mountain Mineral Law Foundation.  He is also a current Board member of Prime Snax, a privately held company. He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

Thomas N. Strong – Prior to accepting the position of Controller and Chief Financial Officer of Flexpoint in August 2008, Mr. Strong was employed by Praxair Healthcare Services as a Regional Financial Analyst, and part of his responsibilities with this provider of medical gases and equipment  was to direct that company’s regional compliance with the Sarbanes-Oxley Act of 2002.  From 2002 to 2005 he was employed as Regional Corporate Controller for INVE America and Subsidiaries, an international agriculture and aquaculture company responsible for the accounting, financial reporting and treasury duties for all of North and South America. Mr. Strong has over 20 years experience in the accounting field, primarily in controller positions. He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

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

Flexpoint Sensor Systems, Inc.

106 West Business Park Drive

Draper, Utah 84020

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2009, we believe that all required reports were filed as required by the SEC.

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

The following table shows the compensation paid to our principal executive officer, principal financial officer, and our most highly compensated executive officer for the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO and Director	2009 2008	$119,188 $154,500	$33,000 0	0 0	$152,188 $154,500
John A. Sindt, Chairman.	2009 2008	$ 2,000 $ 12,000	0 0	0 0	$2,000 $12,000
Thomas N. Strong Controller/CFO.	2009 2008	$76,000 $50,000 (2)	$28,380 $82,090	0 0	$104,380 $132,090

(1)

 Represents value of options granted computed in accordance with FASB ASC Topic 718.

(2)

Represents compensation from Mr. Strong’s hire date of August 1, 2008.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to the above named executive officers as of December 31, 2009.

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exercise Date (f)
Clark M. Mower, CEO, President and Director	300,000 100,000 50,000 (2)	50,000 (2)	0 0 0	$1.91 $1.18 $.33	12/31/15 8/25/15 8/25/15
John A. Sindt, Principal Financial Officer and Director	180,000	0	0	$1.91	12/31/15
Thomas N. Strong	40,000 43,000 (3)	80,000 (1) 43,000 (3)	0	$.72 $.33	8/25/15 8/25/15

(1)

Options for 40,000 shares vest on August 1, 2010; options for 40,000 shares vest on August 1, 2011.

(2)

Options for 50,000 vested on December 31, 2009; options for 50,000 shares vest on December 31, 2010

(3)

Options for 43,000 vested on December 31, 2009; options for 43,000 shares vest on December 31, 2010

DIRECTOR COMPENSATION

We paid $2,000 in compensation to our Chairman during the fiscal year ended December 31, 2009.  We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2009.  This chart also includes individual compensation arrangements described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,629,000	$ 1.38	871,000
Equity compensation plans not approved by security holders	0	$ 0.00	0
Total	1,629,000	$ 1.38	871,000

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

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 26,580,887 shares of common stock outstanding as of March 27, 2010, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
First Equity Holdings Corp. First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, Utah 84106	5,985,858 (1)	22.5

(1)

Includes 730,000 shares held by an officer of First Equity Holdings Corp.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Clark M. Mower	1,105,000 (1)	4.1
John A. Sindt	1,611,326 (2)	6.0
Ruland J. Gill, Jr	191,470 (3)	Less than 1%
Thomas N. Strong	86,500 (4)	Less than 1%
Directors and officers as a group	2,994,296	10.9

(1)

Represents 655,000 shares and vested options to purchase 450,000 shares.

(2)

Represents 1,233,338 shares held by Mr. Sindt, 180,000 vested options and he has investment power with respect to 197,988 shares.

(3)

Represents 28,350 shares held by Mr. Gill and 163,120 shares held in a family trust.

(4)

Represents 3,500 shares and vested options of 83,000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PARTIES

On November 10, 2008, we executed a promissory note to First Equity Holdings Corp., a major stockholder, in the principal amount of $100,000, with 10% interest per annum.  If we fail to pay the amount due, a late rate of interest of 15% applies to the outstanding balance.  First Equity Holdings Corp. beneficially owns 22.5% of our outstanding common stock.  During 2009, we extended this note and its accrued interest until March 31, 2011.

During 2009, First Equity Holding Corp. has continued to finance the Company under similar terms. At the end of the third quarter 2009 the Company consolidated all of the short-term notes held by First Equity into a single long-term note in the principal amount of $387,186, with 10% interest per annum. The note is due and payable, with accrued interest on or before March 31, 2011. The consolidated note provides an option to First Equity to convert the amount due into restricted common stock at $0.15 per share. On December 30, 2009 the Company issued an additional note for $25,000 to First Equity, with interest of 10% and is due and payable on March 31, 2010. The note carries the right to convert the amount due into our restricted common stock at $0.20 per share. All notes are secured by a portion of our business equipment.

DIRECTOR INDEPENDENCE

We believe Ruland J. Gill, Jr. in an independent director as defined under NASDAQ Stock Rule 4200(a)(15). This rule defines persons as "independent" who are neither officers nor employees of the company and have no relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

ACCOUNTANT FEES

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Hansen Barnett & Maxwell, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2009	2008
Audit fees	$ 26,304	$ 35,360
Audit-related fees	0	0
Tax rel Tax fees	$ 1,600	$ 1,600
All othe All other fees	0	0

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

PRE-APPROVAL POLICIES

Our audit committee makes recommendations to our board of directors regarding the engagement of an auditor. Our board of directors approves the engagement of the auditor before the firm renders audit and non-audit services.  Our audit committee does not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The audited financial statements of Flexpoint Sensor Systems, Inc are included in this report under Item 8 on pages 18 to 34.

(a)(2)   Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)  Exhibits

The following documents have been filed as part of this report

No.

Description

3.1     Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed

          August 4, 2006)

3.2     Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)

10.1   Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit of Form

          10-QSB, filed November 15, 2004, as amended)

10.2   Flexpoint Sensor Systems, Inc. 2005 Stock Incentive Plan (Incorporated by reference to Schedule 14A, filed October 27, 2005)

10.3   Promissory Note between Flexpoint Sensor and First Equity Holdings Corp., dated September 30, 2009

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

Date: April 7, 2010

By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 7, 2010

 /s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date:  April 7, 2010

 /s/ John A. Sindt

John A. Sindt

Chairman of the Board

Date:  April 7, 2010

 /s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer