Form 10-Q
period 2010-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2010-05-21
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2010

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 26,598,387 as of May 21, 2010.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2010 and

    December 31, 2009

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three

  Months Ended March 31, 2010 and 2009 and for the Cumulative Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through March 31, 2010

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three

                Months Ended March 31, 2010 and 2009 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through March 31, 2010

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3. Quantitative and Qualitative Disclosures About Market Risk

16

Item 4T. Controls and Procedures

16

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 6.  Exhibits

 18

Signatures

19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2010, and December 31, 2009, the condensed consolidated statements of operations for the three month periods ended March 31, 2010 and 2009, and condensed consolidated statements of cash flows for the three month periods ended March 31, 2010 and 2009 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month periods ended March 31, 2010 and 2009, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$ 17,413	$ 12,680
Accounts receivable	25,174	11,451
Inventory	9,718	9,265
Deposits and prepaid expenses	11,889	11,882
Total Current Assets	64,194	45,278
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation
of $181,394 and $151,111	411,298	441,579
Patents and Proprietary Technology, net of accumulated
amortization of $190,489 and $158,741	770,495	802,244
Goodwill	5,356,414	5,356,414
Total Assets	$ 6,608,901	$ 6,652,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 86,798	$ 81,313
Accrued liabilities	184,521	88,721
Convertible notes payable to related party, net of discount of
$264,240 and $8,750	820,138	329,264
Total Current Liabilities	1,091,457	499,298

Long-term convertible notes payable to related party,
net of discounts of $0 and $174,905	-	421,459
Total Liabilities	1,091,457	920,757

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
26,598,387 and 26,580,887 shares issued and outstanding	26,597	26,580
Additional paid-in capital	19,033,312	18,882,279
Warrants and options outstanding	1,777,305	1,766,133
Deficit accumulated during the development stage	(15,319,770)	(14,943,734)
Total Stockholders' Equity	5,517,444	5,731,258
Total Liabilities and Stockholders' Equity	$ 6,608,901	$ 6,652,015

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
			For the
			Cumulative
			Period from
			February 24, 2004
			(Date of
			Emergence
	For the Three Months		from Bankruptcy)
	Ended March 31,		through
	2010	2009	March 31, 2010

Design, Contract and Testing Revenue	$ 28,137	$ 26,603	$ 757,764

Operating Costs and Expenses
Amortization of patents and
proprietary technology	31,748	31,748	866,365
Cost of revenue	1,557	7,962	140,278
Administrative and marketing expense	205,877	277,247	10,384,578
Research and development expense	75,702	108,618	2,478,037
Impairment of long-term assets	-	-	546,562

Total Operating Costs and Expenses	314,884	425,575	14,415,820

Other Income and Expenses
Interest expense	(89,303)	(37,766)	(1,868,739)
Interest income	14	178	131,739
Sublease rent income	-	-	11,340
Other income	-	-	478
Gain on forgiveness of debt	-	-	63,468

Net Other Income (Expense)	(89,289)	(37,588)	(1,661,714)

Net Loss	$ (376,036)	$ (436,560)	$ (15,319,770)

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.02)

Basic and Diluted Weighted Average
Common Shares Outstanding	26,583,998	24,792,887

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence
	For the Three Months		from Bankruptcy)
	Ended March 31,		through
	2010	2009	March 31, 2010
Cash Flows from Operating Activities:
Net loss	$ (376,036)	$ (436,560)	$ (15,319,770)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	30,282	30,282	824,723
Amortization of patents and proprietary technology	31,748	31,748	866,365
Impairment of long-lived assets	-	-	546,562
Issuance of common stock and warrants for services	6,050	-	3,036,103
Expenses paid by increase in convertible note payable	-	-	82,200
Amortization of discount on note payable	64,414	30,000	1,771,451
Stock-based compensation expense for employees	11,172	33,410	1,777,305
Loss on conversion of notes payable to common stock	-	-	7,800
Changes in operating assets and liabilities:
Accounts receivable	(13,723)	(1,913)	(25,174)
Inventory	(453)	1,194	(9,718)
Deposits and prepaid expenses	(7)	145	(18,389)
Accounts payable	5,484	39,301	(121,309)
Accrued liabilities	95,802	77,909	182,031
Deferred revenue	-	-	(343,750)
Net Cash Used in Operating Activities	(145,267)	(194,484)	(6,743,570)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	(2,546)	(200,119)
Payments for patents	-	-	(45,868)
Payment for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	-	(2,546)	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	-	5,617,207
Principal payments on notes payable - related parties	-	-	(510,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	150,000	50,000	1,717,712
Net Cash Provided by Financing Activities	150,000	50,000	7,269,919
Net Change in Cash and Cash Equivalents	4,733	(147,030)	15,362
Cash and Cash Equivalents at Beginning of Period	12,680	178,158	2,051
Cash and Cash Equivalents at End of Period	$ 17,413	$ 31,128	$ 17,413

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ 107	$ 16,995
Supplemental Disclosure on Noncash Investing and
Financing Activities		-
Outstanding notes payable converted to stock	-	-	1,522,200
Expiration of warrants outstanding	-	-	2,361,785
Recognition of discounts on convertible notes payable	145,000	-	1,996,503
Extinguishment of unamortized discount on modified
convertible notes payable	-	-	(17,477)
Accounts payable converted to notes payable	-	22,200	22,200

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the “Company”).  These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 9, 2010. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using Bend Sensors® flexible potentiometer technology. The Company is in the development stage as planned production and revenue generation have not commenced.  Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking long-term manufacturing contracts. Even though the Company is making strides forward with its business plan, it is likely that significant progress may not occur within the next eight to twelve months. Accordingly, the Company may not realize significant revenues or become profitable within the next twelve months, and will require additional financing to fund its current cash needs. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. The cash and equivalents of $17,413 at March 31, 2010 and $12,680 at December 31, 2009 represent cash on deposit in various bank accounts with two separate financial institutions.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Due to the limited amount of transactions, collectability of the trade receivables is reasonably assured, therefore the Company has not created an allowance for doubtful accounts. Contracts associated with design and development engineering require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. As the Company’s revenues and customer base increase, an allowance policy will be established.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  The Company’s analysis did not indicate any impairment of assets as of March 31, 2010.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of March 31, 2010.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential of common shares outstanding during the period. At March 31, 2010, there were outstanding options to purchase 1,629,000 shares of common stock.  These options were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Subsequent events – Subsequent events were evaluated through the date the financial statements were issued, and there were no material changes to the Company's financial condition since March 31, 2010.

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

During the three month periods ended March 31, 2010 and 2009, the Company recognized $11,172 and $33,410 of stock-based compensation expense, respectively. There were 1,629,000 employee stock options outstanding at March 31, 2010.  A summary of all employee options outstanding and exercisable under the plan as of March 31, 2010, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,629,000	$ 1.38	5.68	$ -

Granted	-	-	-	-

Expired	-	-	-	-

Forfeited	-	-	-	-

Outstanding at the end of Period	1,629,000	$ 1.38	5.43	$ -

Exercisable at the end of Period	1,363,000	$ 1.54	5.44	$ -

As of March 31, 2010, there was approximately $32,484 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 0.89 years.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the three months ended March 31, 2010 the Company secured an additional $150,000 of short-term financing from related parties, which represents notes with a maturity date of March 31, 2011. The proceeds were used for operations. The notes have similar terms as those described in the Company's annual report, Form 10-K filed with the Securities and Exchange Commission on April 9, 2010. All of the notes have an annual interest rate of 10% and are secured by the Company’s business equipment. The notes also have a conversion feature for restricted common shares at $.20 per share.  Due to the difference of the market price of the common stock associated with the conversion features of the notes and the conversion price, the convertible notes resulted in a beneficial conversion feature of $145,000, which was recognized as a debt discount and an increase to additional paid-in capital. The calculation for the “intrinsic value” of the beneficial conversion feature was the difference between the conversion price of the common stock and the market value on the date the notes were executed multiplied by the number of shares into which the notes may be converted. The debt discount will be amortized from the date the notes were executed through the maturity date of the notes.

NOTE 5 – OPERATING LEASES

In April 2009, the Company amended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the new terms of the operating lease the average monthly payments are $7,950, including common area maintenance through December 31, 2010. This amount increases to $8,450 during the final year of the lease ending December 31, 2011.  The total future minimum payments under this lease as of March 31, 2010 are as follows:

Year End December 31
2010	$ 71,550
2011	101,400

Total minimum lease payments	$ 172,950

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

In the spring of 2009 the Company filed legal action against Images SI, Inc. for selling and distributing a Bend Sensor® type product and claimed that the product being sold was a patent encroachment on the Bend Sensor® patent owned by Sensitron a wholly owned subsidiary of the Company. Prior to December 31, 2009 the companies reached a settlement agreement whereby Flexpoint will receive royalties based upon the sales of the Bend Sensor®  type products sold by Images SI, Inc.

 In this quarterly report references to the “Company,” “we,” “us,” and “our” refer to Flexpoint Sensor Systems, Inc. and its subsidiaries.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

In February 2010 our management announced a modification of our business model to more aggressively focus on smaller contracts and production orders that produce immediate income for the Company.   We will continue to focus on larger contracts in the medical bed and automotive industry, but will also seek smaller contracts as well.  As a result management expects we will experience an increase in our customer base which will increase interest in our Bend Sensor® technologies.

During the first quarter of 2010 we have entered into several new agreements to develop new types of products for our Bend Sensor® technologies.  We are developing a “poppet valve” for an airline craft hydraulic system, along with airline seat impact detection sensors.   We are developing a Home Monitoring Presence Detection System using our Bend Sensor® technologies and also an infant bed covering to monitor infants in the prevention of sudden death syndrome.  In addition, we have launched development of golfing and bowling shoes using our Bend Sensor® technologies to measure and improve performance.

 In March 2010 we announced that we had entered into a working relationship with Sensor Products, Inc. for the development of a “nip sensor” which will measure actual contact pressure and distribution between two mating or impacting surfaces.  This type of sensor would be used for analytical tools used in manufacturing and research and development processes.

The Company has negotiated the following contracts, which management believes may produce revenues within the next twelve to eighteen months:

In September 2007 the Company entered into an agreement with Intertek Industrial Corp. for an automotive seat monitoring device application for emergency response vehicles.  This monitoring device places the Company’s Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion.  Revenue from the development fees and the initial purchase order were approximately $30,000 in 2008. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in about 20 ambulances and is being tested for use in other types of emergency vehicles.  The Company believes that through its relationship with Intertek it will further validate its technology in the automotive and safety industries. Through this validation the Company anticipates additional projects with Intertek using the Bend Sensors®.

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

The down turn of the global economy and the current uncertainties in the health care industry have resulted in a slower roll out of this product by the Licensee, which has required the Company to revise its earlier production ramp up estimates and lowered the projected revenues for 2010. The Licensee continues to work with the Company on improvements to the mattress as they develop a long-term marketing strategy for its estimated roll out and production ramp up during 2010.

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

Finalizing additional long-term revenue generating production contracts with other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next twelve months.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable during 2010.

The widespread credit crisis has reduced consumer purchasing power and resulted in an overall down turn in consumer confidence. These factors have contributed to lower consumer spending and investments by companies and have resulted in a worldwide slowing of the global economy. While all sectors of the economy are experiencing difficult times, the automotive industry is particularly challenged. Worldwide automakers are seeing double digit declines in profits. This trend continued through 2009 and not only affected the automobile manufacturer but also the Tier 1 and after market suppliers.

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

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract, testing and limited production services and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next twelve months.  For the past twelve months we have relied on proceeds from private placements and loans from related parties. We completed a private placement in June and September of 2007 to satisfy most of our cash requirements through December 31, 2008.  In these private placements we issued an aggregate of 1,500,000 shares of common stock at a price of $1.00 per share.  We realized net proceeds of $1,500,000 from the private placements that we have used to fund continuing operations and business development.  In November 2008 we secured $300,000 of short-term financing from related parties. The notes were due and payable on May 31, 2009. In June 2009 we extended these notes for an additional year. Throughout 2009 and into 2010 we have continued to rely on similar debt financing from related parties. The same related parties have agreed to fund our continued operations under similar terms as needed. To date we have used the funds generated from these private placements and notes to fund continuing operations and business development.

Due to additional cost cutting measures management believes that our current cash burn rate is approximately $50,000 per month and that the remaining proceeds from the private placement, notes and our engineering and design fees will not fund our operations. We will therefore need to raise additional financing. We believe that this additional financing will provide the needed capital to extend operations to the development of production with R&D Products, LLC and their Licensee on the medical mattress project, or other projects currently being pursued.  However, we may not be able to obtain financing, or the sources of financing, if any, may not continue to be available, and if available, they may be on terms unfavorable to us.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at March 31, 2010 consist of our operating lease and total liabilities of $1,091,457 which includes $820,138 short-term notes payable to related parties, net of $264,240 discount. Under the new terms of our operating lease the average monthly payments are $7,950, including common area maintenance through December 31, 2010. This amount increases to $8,450 during the final year of the lease ending December 31, 2011.  The total future minimum payments under this lease as of March 31, 2010 are $172,950.

During the first quarter of 2010 we secured an additional $150,000 of short term financing from related parties based upon promissory notes with a maturity date of March 31, 2011.  As of March 31, 2010 we owed $150,000 of principal on these notes.  All of the notes have an annual interest rate of 10% and are secured by our business equipment.  The notes also have a conversion feature for restricted common shares at $0.20 per share and due to the difference of the market price of the common stock associated with the conversion features of the notes and the conversion price, the convertible notes resulted in a net beneficial conversion feature of $145,000, which was recognized as a debt discount and an increase to additional paid-in capital.

Our total current liabilities include accounts payable of $86,798 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees.

Accrued liabilities at March 31, 2010, were $184,521 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

OFF-BALANCE SHEET ARRANGEMENTS

  We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

We annually test long-lived assets for impairment or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors.  The long-lived asset impairment test conducted at December 31, 2007,  2008 and 2009 identified a loss of $299,798, $246,764 and $0, respectively, and these additional expenses were recognized accordingly. The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets.  The result of the valuation analysis showed an impairment of long-lived assets, as their carrying values exceeded the present value of the discounted projected revenues.  Under similar analysis no impairment charge was taken during the three months ended March 31, 2010.  Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the three month periods ended March 31, 2010 and 2009 we recognized $11,172 and $33,410, respectively, of stock-based compensation expense for our stock options and there was approximately $32,484 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 0.89 years.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three month periods ended March 31, 2010 and 2009, included in Part I, Item 1, above and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2009 and 2008, respectively.

	Three month period ended
	Mar 31, 2010	Mar 31, 2009

Design, contract and testing revenue	$ 28,137	$ 26,603

Total operating costs and expenses	314,884	425,575

Net other income (expense)	(89,289)	(37,588)

Net loss	(376,036)	(436,560)

Basic and diluted loss per common share	$ (0.01)	$ (0.02)

Year over year revenues remained about the same for the first three months of 2010 compared to the same period in 2009. Overall revenues are not sufficient to sustain our operations and management does not anticipate that revenues will significantly increase until we are in a full production phase of a long-term licensing or manufacturing contract.

Revenue for the 2010 and 2009 interim periods was from design, contract and limited production.   Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.

Of the $314,884 total operating costs and expenses for the three months ending March 31, 2010, $75,702 were for direct research and development cost, compared to $108,618 for the same time period in 2009

Total operating expenses decreased by $110,691 for the three months ended March 31, 2010 when compared to the same period in 2009. Part of the decrease is due to lower stock based compensation expense to employees, and the cost cutting initiatives that were implemented during the first quarter of 2009.  The decreases were more than offset by the accrual of interest expense and amortization of discounts on the related party convertible notes.

Due to minimal revenues and overall operating costs and expenses, we recorded a net loss and loss per share for both the 2010 and 2009 periods.  Management expects losses to continue in the short term.

The chart below presents a summary of our condensed consolidated balance sheets at March 31, 2010 and December 31, 2009

SUMMARY OF BALANCE SHEET INFORMATION

	March 31, 2010	December 31, 2009

Cash and cash equivalents	$ 17,413	$ 12,680

Total current assets	64,194	45,278

Total assets	6,608,901	6,652,015

Total liabilities	1,091,457	920,757

Deficit accumulated during the development stage	(15,319,770)	(14,943,734)

Total stockholders' equity	$ 5,517,444	$ 5,731,258

Cash and cash equivalents increased $4,733 at March 31, 2010 compared to December 31, 2009.  The  increase  in cash resulted from additional revenues during the period.  Our non-current assets decreased at March 31, 2010 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $411,298, net of depreciation; patents and proprietary technology of $770,495, net of amortization; goodwill of $5,356,414 and long-term deposits of $6,500 associated with the facility operating lease.

Total liabilities increased by $170,700 at March 31, 2010, which was the result of increases in accrued liabilities and a increase in short-term convertible notes payable of $150,000.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer evaluate whether information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended March 31, 2010 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the 2010 first quarter we had negative cash flows from operating activities of $145,267.  We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

Customers request that we create prototypes and perform pre-production research and development. As a result, we are exposed to the risk that we may find problems in our designs that are insurmountable to fulfill production.  In that event, we would be unable to recover the costs of the pre-production research and development.  However, we are currently unaware of any insurmountable problems with ongoing research and development that may prevent further development of an application.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2010 the Company issued 17,500 restricted shares, in lieu of cash, to Claude Barker for sales consulting services and canceled $6,050 of the Company's debt.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

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

              (Incorporated by reference to exhibit 10.3 of Form 10-K filed April 9, 2010)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: May 21, 2010

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer