Form 10-Q
period 2010-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2010-08-16
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2010

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 26,598,387 as of August 16, 2010.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2010 and

    December 31, 2009

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six

  Months Ended June 30, 2010 and 2009 and for the Cumulative Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through June 30, 2010

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three and Six

                Months Ended June 30, 2010 and 2009 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through June 30, 2010

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3. Quantitative and Qualitative Disclosures About Market Risk

16

Item 4. Controls and Procedures

16

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

16

Item 1A.  Risk Factors

16

Item 6.  Exhibits

 18

Signatures

19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of June 30, 2010, and December 31, 2009, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2010 and 2009, and condensed consolidated statements of cash flows for the six month periods ended June 30, 2010 and 2009 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month periods ended June 30, 2010 and 2009, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$ 14,926	$ 12,680
Accounts receivable	22,555	11,451
Inventory	9,219	9,265
Deposits and prepaid expenses	23,139	11,882
Total Current Assets	69,839	45,278
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation
of $211,676 and $151,11	381,016	441,579
Patents and Proprietary Technology, net of accumulated
amortization of $222,238 and $158,741	738,747	802,244
Goodwill	5,356,414	5,356,414
Total Assets	$ 6,552,516	$ 6,652,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 160,897	$ 81,313
Accrued liabilities	286,444	88,721
Convertible notes payable to related party, net of discount of
$226,325 and $8,750	1,008,142	329,264
Total Current Liabilities	1,455,483	499,298

Long-term convertible notes payable to related party,
net of discounts of $0 and $174,905	-	421459
Total Liabilities	1,455,483	920,757

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
26,598,387 and 26,580,887 shares issued and outstanding	26,597	26,580
Additional paid-in capital	19,058,311	18,882,279
Warrants and options outstanding	1,788,602	1,766,133
Deficit accumulated during the development stage	(15,776,477)	(14,943,734)
Total Stockholders' Equity	5,097,033	5,731,258
Total Liabilities and Stockholders' Equity	$ 6,552,516	$ 6,652,015

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the Cumulative
					Period from
					February 24, 2004
					(Date of
					Emergence
	For the Three Months		For the Six Months		from bankruptcy)
	Ended June 30,		Ended June 30,		through
	2010	2009	2010	2009	June 30, 2010

Design, Contract and Testing Revenue	$ 18,948	$ 5,604	$ 47,085	$ 32,207	$ 776,712

Operating Costs and Expenses
Amortization of patents and
proprietary technology	31,749	31,749	63,497	63,497	898,114
Cost of revenue	5,593	1,285	7,150	9,247	145,871
Administrative and marketing expense	239,427	224,158	445,304	501,405	10,624,005
Research and development expense	108,075	134,255	183,777	242,873	2,586,112
Impairment of long-term assets	-	-	-	-	546,562

Total Operating Costs and Expenses	384,844	391,447	699,728	817,021	14,800,664

Other Income and Expenses
Interest expense	(90,986)	(64,330)	(180,289)	(102,096)	(1,959,725)
Interest income	(0)	94	14	272	131,739
Sublease rent income	-	-	-	-	11,340
Other income	175	-	175	-	653
Gain on forgiveness of debt	-	-	-	-	63,468

Net Other Income (Expense)	(90,811)	(64,236)	(180,100)	(101,824)	(1,752,525)

Net Loss	$ (456,707)	$ (450,079)	$ (832,743)	$ (886,639)	$ (15,776,477)

Basic and Diluted Loss
Per Common Share	$ (0.02)	$ (0.02)	$ (0.03)	$ (0.04)

Basic and Diluted Weighted Average
Common Shares Outstanding	26,591,232	24,792,887	26,591,232	24,792,887

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence
	For the Six Months		from Bankruptcy)
	Ended June 30,		through
	2010	2009	June 30, 2010
Cash Flows from Operating Activities:
Net loss	$ (832,743)	$ (886,639)	$ (15,776,477)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	60,564	60,563	855,005
Amortization of patents and proprietary technology	63,497	63,497	898,114
Impairment of long-lived assets	-	-	546,562
Issuance of common stock and warrants for services	6,050	-	3,036,103
Expenses paid by increase in convertible note payable	-	-	82,200
Amortization of discount on note payable	127,419	79,453	1,834,456
Stock-based compensation expense for employees	22,468	60,533	1,788,601
Loss on conversion of notes payable to common stock	-	-	7,800
Changes in operating assets and liabilities:
Accounts receivable	(11,104)	27,032	(22,555)
Inventory	44	2,082	(9,221)
Deposits and prepaid expenses	(11,257)	6,785	(29,639)
Accounts payable	79,585	51,434	(47,208)
Accrued liabilities	197,723	118,010	283,952
Deferred revenue	-	5,000	(343,750)
Net Cash Used in Operating Activities	(297,754)	(412,250)	(6,896,057)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	(2,546)	(200,119)
Payments for patents	-	-	(45,868)
Payment for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	-	(2,546)	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	-	5,617,207
Principal payments on notes payable - related parties	-	-	(510,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	300,000	319,781	1,867,712
Net Cash Provided by Financing Activities	300,000	319,781	7,419,919
Net Change in Cash and Cash Equivalents	2,246	(95,015)	12,875
Cash and Cash Equivalents at Beginning of Period	12,680	178,158	2,051
Cash and Cash Equivalents at End of Period	$ 14,926	$ 83,143	$ 14,926

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ 107	$ 16,995
Supplemental Disclosure on Noncash Investing and
Financing Activities
Outstanding notes payable converted to stock	$ -	$ -	$ 1,522,200
Expiration of warrants outstanding	-	-	2,361,785
Recognition of discounts on convertible notes payable	170,000	-	2,021,503
Extinguishment of unamortized discount on modified
convertible notes payable	-	-	(17,477)
Accounts payable converted to notes payable	-	22,200	22,200

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

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using Bend Sensors® flexible potentiometer technology. The Company is in the development stage as significant production and revenue generation have not yet commenced on a sustainable basis.  Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking long-term manufacturing contracts. Even though the Company is making strides forward with its business plan, it is likely that significant progress may not occur within the next  twelve months. Accordingly, the Company may not realize significant revenues or become profitable within the next twelve to eighteen months, and will require additional financing to fund its current cash needs. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. The cash and equivalents of $14,926 at June 30, 2010 and $12,680 at December 31, 2009 represent cash on deposit in various bank accounts with two separate financial institutions.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  The Company’s analysis did not indicate any impairment of assets as of June 30, 2010.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of June 30, 2010.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential of common shares outstanding during the period. At June 30, 2010, there were outstanding options to purchase 1,629,000 shares of common stock.  These options were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Subsequent events – Subsequent events were evaluated through the date the financial statements were issued, and there were no material changes to the Company's financial condition since June 30, 2010.

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

During the six month periods ended June 30, 2010 and 2009, the Company recognized $22,468 and $60,533 of stock-based compensation expense, respectively. There were 1,629,000 employee stock options outstanding at June 30, 2010.  A summary of all employee options outstanding and exercisable under the plan as of June 30, 2010, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,629,000	$ 1.38	5.68	$ -

Granted	-	-	-	-

Expired	-	-	-	-

Forfeited	-	-	-	-

Outstanding at the end of Period	1,629,000	$ 1.38	5.18	$ -

Exercisable at the end of Period	1,363,000	$ 1.54	5.19	$ -

As of June 30, 2010, there was approximately $21,188 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 0.73 years.

NOTE 3 – ISSUANCE OF STOCK

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

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented medical bed technology. On that same day the Company, R&D Products and the Licensee entered into a long-term joint manufacturing agreement for R&D’s medical bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related medical products through 2018 with an option to renew each year thereafter. Production schedules with specific quantities and deadlines are still being outlined. (see Note 6. "Litigation"). At this time management is unsure the effect of their litigation with R&D will have on this agreement with R&D or its Licensee.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2010 the Company secured an additional $300,000 of short-term financing from related parties, which represents notes with a maturity date of March 31, 2011. The proceeds were used for operations. The notes have similar terms as those described in the Company's annual report, Form 10-K filed with the Securities and Exchange Commission on April 9, 2010. All of the notes have an annual interest rate of 10% and are secured by the Company’s business equipment. The notes also have a conversion feature for restricted common shares at $.20 per share.  Due to the difference of the market price of the common stock associated with the conversion features of the notes and the conversion price, the convertible notes resulted in a beneficial conversion feature of $170,000, which was recognized as a debt discount and an increase to additional paid-in capital. The calculation for the “intrinsic value” of the beneficial conversion feature was the difference between the conversion price of the common stock and the market value on the date the notes were executed multiplied by the number of shares into which the notes may be converted. The debt discount will be amortized from the date the notes were executed through the maturity date of the notes.

NOTE 6 – OPERATING LEASES

In April 2009, the Company amended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the new terms of the operating lease the average monthly payments are $7,950, including common area maintenance through December 31, 2010. This amount increases to $8,450 during the final year of the lease ending December 31, 2011.  The total future minimum payments under this lease as of June 30, 2010 are as follows:

Year End December 31
2010	$ 47,700
2011	101,400

Total minimum lease payments	$ 149,100

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - LITIGATION

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

On June 23, 2010, the Company, along with David B. Beck, the Company's Director of Engineering, filed a complaint against R&D Products, LLC, Persimmon Investments, Inc. and Jules A. deGreef, the managing member of R&D Products, LLC. The complaint alleges that all of the intellectual properties owned by R&D Products and Mr. deGreef, specifically patented applications using Bend Sensor® technology that were filed jointly by Mr. Beck and Mr. deGreef, and later assigned solely to Mr. deGreef and R&D Products, are the property of the Company. The assignment by Mr. Beck of his rights in the patents and intellectual properties were improperly given and are the property of the Company. The Company believes that since Mr. Beck was an employee of the Company during the time that he became the primary creative force and inventor of the Bend Sensor® applications for R&D Products and Mr. deGreef, and the inventions and applications were created using Flexpoint resources, the Company is claiming that such intellectual properties, patents, etc. filed by deGreef, Persimmon and R&D belong to Flexpoint and therefore is seeking financial damages and ownership of all intellectual rights, patents and inventions created by Mr. Beck for deGreef, Persimmon and R&D Products.

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

The down turn of the global economy and the current uncertainties in the health care industry have resulted in a slower roll out of this product by the Licensee, which has required the Company to revise its earlier production ramp up estimates and lowered the projected revenues for 2010. The Licensee continues to work with the Company on improvements to the mattress as they develop a long-term marketing strategy for its estimated roll out and production ramp up during 2010.   However, in June 2010 the Company initiated a legal action against R&D Products, LLC and our management is unsure of the effect that this action may have on our relationship with R&D Products and its Licensee (See Part II, Item 1, below)

Under the terms of our agreement with R&D Products LLC, we have delivered and are scheduled to deliver additional bed prototypes for use in medical and commercial applications. As design changes and enhancements are approved and implemented, we anticipate delivery of additional prototypes during 2010.  The electronics of the bed are able to determine, based on our Bend Sensor® technology input, the position of the person on the bed and how they are moved.  The bed has the ability to roll a patient left or right to relieve pressure areas as well as facilitate dressing changes.  This allows needed adjustments to be made to meet the required standards of care and comfort. Adjustments are also programmable for customized patient care.  R&D Products has licensed the exclusive worldwide technology and patent rights for the bed’s medical application which is designed to manage pressure on the body using Flexpoint Sensor Systems Bend Sensor® technology. Management believes this application of our technology is sufficiently unique to provide a major source of future revenues.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at June 30, 2010 consist of our operating lease and total liabilities of $1,455,483 which includes $1,008,143 short-term notes payable to related parties, net of $226,325 discount. Under the new terms of our operating lease the average monthly payments are $7,950, including common area maintenance through December 31, 2010. This amount increases to $8,450 during the final year of the lease ending December 31, 2011.  The total future minimum payments under this lease as of June 30, 2010 are $149,100.

During the two quarters of 2010 we secured an additional $300,000 of short term financing from related parties based upon promissory notes with a maturity date of March 31, 2011.  As of June 30, 2010 we owed $300,000 of principal on these notes.  All of the notes have an annual interest rate of 10% and are secured by our business equipment.  The notes also have a conversion feature for restricted common shares at $.20 per share and due to the difference of the market price of the common stock associated with the conversion features of the notes and the conversion price, the convertible notes resulted in a net beneficial conversion feature of $170,000, which was recognized as a debt discount and an increase to additional paid-in capital.

Our total current liabilities include accounts payable of $160,897 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees.

Accrued liabilities at June 30, 2010, were $286,445 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

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

We annually test long-lived assets for impairment or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors.  The long-lived asset impairment test conducted at December 31, 2007, 2008 and 2009 identified a loss of $299,798, $246,764 and $0, respectively, and these additional expenses were recognized accordingly. The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets.  The result of the valuation analysis showed an impairment of long-lived assets, as their carrying values exceeded the present value of the discounted projected revenues.  Under similar analysis no impairment charge was taken during the three and six month periods ended June 30, 2010.  Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the six month periods ended June 30, 2010 and 2009 we recognized $22,468 and $60,533, respectively, of stock-based compensation expense for our stock options and there was approximately $21,188 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 0.73 years.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three and six month periods ended June 30, 2010 and 2009, included in Part I, Item 1, above and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2009 and 2008, respectively.

	Three month period ended		Six month period ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Design, contract and testing revenue	$ 18,948	$ 5,604	$ 47,085	$ 32,207

Total operating costs and expenses	384,844	391,447	699,728	817,021

Net other income (expense)	(90,811)	(64,236)	(180,100)	(101,824)

Net loss	(456,707)	(450,079)	(832,743)	(886,639)

Basic and diluted loss per common share	$ (0.02)	$ (0.02)	$ (0.03)	$ (0.04)

For the three months ending June 30, 2010 revenues increased by $13,344 compared to the same period in 2009, and revenues increased by $14,878 over the six month total of $32,207 ending June 30, 2009. The increase in revenue is primarily due to the change in the Company's marketing strategy to focus on smaller contracts and production while building its customer base and the demand for the Bend Sensor® technology. Overall revenues are not sufficient to sustain our operations and management does not anticipate that revenues will significantly increase until we are in a full production phase of a long-term licensing or manufacturing contract.

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

Of the $384,845 and $699,729 total operating costs and expenses for the three and six months ending June 30, 2010 $108,075 and $183,777 were for direct research and development cost, respectively.  Of the $391,447 and $817,021 total operating cost and expense for the three and six months ending June 30, 2009, $134,255 and $242,873 were for direct research and development cost, respectively.

Total operating expenses decreased by $6,602 and $117,293 for the three and six months ended June 30, 2010, respectively, when compared to the same period in 2009. Part of the decrease is due to lower stock based compensation expense to employees, and the continuous cost cutting initiatives implemented so far during 2010.  The decreases were more than offset by the accrual of interest expense and amortization of discounts on the related party convertible notes.

Due to minimal revenues and overall operating costs and expenses, we recorded a net loss and loss per share for both the 2010 and 2009 periods.  Management expects losses to continue in the short term.

The chart below presents a summary of our condensed consolidated balance sheets at June 30, 2010 and December 31, 2009

SUMMARY OF BALANCE SHEET INFORMATION

	June 30, 2010	December 31, 2009

Cash and cash equivalents	$ 14,926	$ 12,680

Total current assets	69,839	45,278

Total assets	6,552,516	6,652,015

Total liabilities	1,455,483	920,757

Deficit accumulated during the development stage	(15,776,477)	(14,943,734)

Total stockholders' equity	$ 5,097,033	$ 5,731,258

Cash and cash equivalents increased $2,246 at June 30, 2010 compared to December 31, 2009.  The increase in cash resulted from additional revenues during the period.  Our non-current assets decreased at June 30, 2010 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $381,016, net of depreciation; patents and proprietary technology of $738,747, net of amortization; goodwill of $5,356,414 and long-term deposits of $6,500 associated with the facility operating lease.

Total liabilities increased by $534,726 at June 30, 2010, the increase was the result of increases in accrued liabilities and a increase in short-term convertible notes payable of $300,000.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

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

(b)

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended June 30, 2010 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 23, 2010, the Company, along with David B. Beck, the Company's Director of Engineering, filed a complaint in the Third District Court, Salt Lake County, State of Utah, against R&D Products, LLC, Persimmon Investments, Inc. and Jules A. deGreef, the managing member of R&D Products, LLC. The complaint alleges that all of the intellectual properties owned by R&D Products and Mr. deGreef, specifically patented applications using Bend Sensor® technology that were filed jointly by Mr. Beck and Mr. deGreef, and later assigned solely to Mr. deGreef and R&D Products, are the property of the Company. The assignment by Mr. Beck of his rights in the patents and intellectual properties was improperly given and the rights are the property of the Company. The Company believes that since Mr. Beck was an employee of the Company during the time that he became the primary creative force and inventor of the Bend Sensor® applications for R&D Products and Mr. deGreef, and the inventions and applications were created using Flexpoint resources, the Company is claiming that such intellectual properties, patents, etc. filed by deGreef, Persimmon and R&D belong to Flexpoint and therefore is seeking financial damages and ownership of all intellectual rights, patents and inventions created by Mr. Beck for deGreef, Persimmon and R&D Products.

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  As of June 30, 2010 we had negative cash flows from operating activities of $297,754.  We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

10.3         Form of Promissory Note between Flexpoint Sensor and Related Parties.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: August 16, 2010

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer