Form 10-Q
period 2010-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2010-11-15
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2010

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 27,508,387 as of November 15, 2010.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2010 and

    December 31, 2009

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine

  Months Ended September 30, 2010 and 2009 and for the Cumulative Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through September 30, 2010

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three and Nine

                Months Ended September 30, 2010 and 2009 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through September 30, 2010

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

16

Item 1A.  Risk Factors

16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 6.  Exhibits

 18

Signatures

19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2010, and December 31, 2009, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2010 and 2009, and condensed consolidated statements of cash flows for the nine month periods ended September 30, 2010 and 2009 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine month periods ended September 30, 2010 and 2009, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$2,791	$12,680
Accounts receivable	19,312	11,451
Inventory	8,356	9,265
Deposits and prepaid expenses	17,516	11,882
Total Current Assets	47,975	45,278
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation of $239,667 and $151,11	53,024	441,579
Patents and Proprietary Technology, net of accumulated amortization of $241,144 and $158,741	19,841	802,244
Goodwill	56,414	5,356,414
Total Assets	$483,754	$6,652,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$187,295	$81,313
Accrued liabilities	175,498	88,721
Convertible notes payable to related party, net of discount of $126,752 and $8,750	776,263	329,264
Total Current Liabilities	1,139,056	499,298

Long-term convertible notes payable to related party,
net of discounts of $0 and $174,905	484,451	421,459
Total Liabilities	1,623,507	920,757

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;27,508,387 and 26,580,887 shares issued and outstanding	27,508	26,580
Additional paid-in capital	19,262,401	18,882,279
Warrants and options outstanding	1,812,513	1,766,133
Deficit accumulated during the development stage	(16,242,176)	(14,943,734)
Total Stockholders' Equity	4,860,246	5,731,258
Total Liabilities and Stockholders' Equity	$6,483,754	$6,652,015

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
					For the
					Cumulative
					Period from
					February 24,
					2004 (Date of
					Emergence
	For the Three Months		For the Nine Months		from bankruptcy)
	Ended September 30,		Ended September 30,		through
	2010	2009	2010	2009	September 30, 2010

Design, Contract and Testing Revenue	$24,181	$20,004	$71,266	$52,211	$800,893

Operating Costs and Expenses
Amortization of patents and proprietary technology	18,906	31,749	82,403	95,246	917,020
Cost of revenue	7,685	1,365	14,835	10,612	153,555
Administrative and marketing expense	233,142	231,327	678,446	732,732	10,857,147
Research and development expense	75,224	99,273	259,001	342,146	2,661,337
Impairment of long-term assets	-	-	-	-	546,562

Total Operating Costs and Expenses	334,957	363,714	1,034,685	1,180,736	15,135,622

Other Income and Expenses
Interest expense	(154,324)	(44,015)	(334,613)	(146,111)	(2,114,049)
Interest income	0	32	14	304	131,739
Sublease rent income	-	-	-	-	11,340
Other income (expense)	(249)	-	(424)	-	54
Gain on forgiveness of debt	-	-	-	-	63,468

Net Other Income (Expense)	(154,573)	(43,983)	(335,023)	(145,807)	(1,907,448)

Net Loss	$(465,349)	$(387,693)	$(1,298,442)	$(1,274,332)	$(16,242,176)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Basic and Diluted Weighted Average
Common Shares Outstanding	26,683,643	24,792,887	26,683,643	24,792,887

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
				For the Cumulative
				Period from
				February 24, 2004
				(Date of Emergence
	For the Nine Months			from Bankruptcy)
	Ended September 30,			through
	2010	2009		September 30, 2010
Cash Flows from Operating Activities:
Net loss	$(1,298,442)	$(1,274,332)	$	$ (16,242,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88,555	90,845		882,996
Amortization of patents and proprietary technology	82,403	95,246		917,020
Impairment of long-lived assets	-	-		546,562
Issuance of common stock and warrants for services	186,050	-		3,216,103
Expenses paid by increase in convertible note payable	-	-		82,200
Amortization of discount on note payable	254,991	105,856		1,962,028
Stock-based compensation expense for employees	46,380	92,554		1,812,513
Loss on conversion of notes payable to common stock	-	-		7,800
Changes in operating assets and liabilities:
Accounts receivable	(7,861)	26,045		(19,312)
Inventory	909	1,394		(8,356)
Deposits and prepaid expenses	(5,634)	9,987		(24,016)
Accounts payable	105,983	40,480		(20,810)
Accrued liabilities	86,777	185,634		173,006
Deferred revenue	-	-		(343,750)
Net Cash Used in Operating Activities	(459,889)	(626,291)		(7,058,192)

Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	(2,546)		(200,119)
Payments for patents	-	-		(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	-	-		(265,000)
Net Cash Used in Investing Activities	-	(2,546)		(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	-		5,617,207
Principal payments on notes payable - related parties	-	-		(510,300)
Proceeds from notes payable - related parties	-	-		445,300
Proceeds from borrowings under convertible note payable	450,000	500,200		2,017,712
Net Cash Provided by Financing Activities	450,000	500,200		7,569,919

Net Change in Cash and Cash Equivalents	(9,889)	(128,637)		740
Cash and Cash Equivalents at Beginning of Period	12,680	178,158		2,051
Cash and Cash Equivalents at End of Period	$2,791	$49,521		$2,791
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-		$16,995
Supplemental Disclosure on Noncash Investing and Financing Activities
Outstanding notes payable converted to stock	$-	$-		$1,522,200
Expiration of warrants outstanding	-	-		2,361,785
Issuance of common stock and warrants for services	186,050			3,216,103
Recognition of discounts on convertible notes payable	195,000	-		2,046,503
Extinguishment of unamortized discount on modified convertible notes payable	-	-		(17,477)
Accounts payable converted to notes payable	-	22,200		22,200
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

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. The cash and equivalents of $2,791 at September 30, 2010 and $12,680 at December 31, 2009 represent cash on deposit in various bank accounts with two separate financial institutions.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Due to the limited amount of transactions, collectability of the trade receivables is reasonably assured, therefore the Company has not created an allowance for doubtful accounts. Contracts associated with design and development engineering require a deposit of up to 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. As the Company’s revenues and customer base increase, an allowance policy will be established.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  The Company’s analysis did not indicate any impairment of assets as of September 30, 2010.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of September 30, 2010.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential of common shares outstanding during the period. At September 30, 2010, there were outstanding options to purchase 1,919,000 shares of common stock.  These options were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Subsequent events – Subsequent events were evaluated through the date the financial statements were issued, and there were no material changes to the Company's financial condition since September 30, 2010.

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

On July 15, 2010 the Company granted options to employees to purchase an aggregate of 290,000 shares of common stock at an exercise price of $0.24 per share.  The options vest in two equal installments on December 31, 2010 and December 31, 2011 and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on July 15, 2010; market value at time of issuance - $0.21; expected holding period – 5 years; risk-free interest rate – 4.93%; dividend yield – 0%; and expected volatility – 200%.  Using these assumptions, the options granted have a weighted-average fair value of $0.21 per share.

During the nine month periods ended September 30, 2010 and 2009, the Company recognized $46,380 and $91,500 of stock-based compensation expense, respectively. There were 1,919,000 employee stock options outstanding at September 30, 2010.  A summary of all employee options outstanding and exercisable under the plan as of

September 30, 2010, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,629,000	$ 1.38	6.65	$ -

Granted	290,000	0.24	-	-

Expired	-	-	-	-

Forfeited	-	-	-	-

Outstanding at the end of Period	1,919,000	$ 1.21	4.78	$ -

Exercisable at the end of Period	1,403,000	$ 1.52	4.79	$ -

As of September 30, 2010, there was approximately $38,929 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 0.83 years.

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

On September 3, 2010 the Company issued 910,000 restricted shares, in lieu of cash, for payment to the Chesapeake Group for Investor Relations services performed through September 30, 2010 and canceled $180,000 of the Company's debt. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

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

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented medical bed technology. On that same day the Company, R&D Products and the Licensee entered into a long-term joint manufacturing agreement for R&D’s medical bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related medical products through 2018 with an option to renew each year thereafter. Production schedules with specific quantities and deadlines are still being outlined. (see Note 7. "Litigation"). At this time management is unsure the effect their litigation with R&D will have on this agreement with R&D or its Licensee.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2010 the Company secured an additional $450,000 of short-term and long-term financing from related parties, which represents notes with maturity dates of March 31, 2011 to March 31, 2012. The proceeds were used for operations. The notes have similar terms as those described in the Company's annual report, Form 10-K filed with the Securities and Exchange Commission on April 9, 2010. All of the notes have an annual interest rate of 10% and are secured by the Company’s business equipment. The notes also have a conversion feature for restricted common shares at $.20 per share.  Due to the difference of the market price of the common stock associated with the conversion features of the notes and the conversion price, the convertible notes resulted in a beneficial conversion feature of $195,000, which was recognized as a debt discount and an increase to additional paid-in capital. The calculation for the “intrinsic value” of the beneficial conversion feature was the difference between the conversion price of the common stock and the market value on the date the notes were executed multiplied by the number of shares into which the notes may be converted. The debt discount will be amortized from the date the notes were executed through the maturity date of the notes.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – OPERATING LEASES

In April 2009, the Company amended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the new terms of the operating lease the average monthly payments are $7,950, including common area maintenance through December 31, 2010. This amount increases to $8,450 during the final year of the lease ending December 31, 2011.  The total future minimum payments under this lease as of September 30, 2010 are as follows:

Year End December 31
2010	$ 23,850
2011	101,400

Total minimum lease payments	$ 125,250

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

Note 8 - SUBSEQUENT EVENTS

The Company has evaluated transactions subsequent to the quarter ended September 30, 2010 up to the date of the iussuance of this report, and have no subsequent events to report

 In this quarterly report references to the “Company,” “we,” “us,” and “our” refer to Flexpoint Sensor Systems, Inc. and its subsidiaries.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. (“Flexpoint”, or “Company”), is a development stage company principally engaged in designing, engineering and manufacturing bend sensor technology and equipment using its patented Bend Sensor® technology, (a flexible potentiometer technology). For the past three years we have been negotiating and signing contra Bend Sensor® cts, manufacturing Bend Sensor® devices and related products and making further improvements to our technologies and processes.  We own nine patents and have filed for additional patents and are in the process of filing for more. The Company currently manufactures, or is jointly developing, five products that are being sold and supplied to current customers. We are working towards continued expansion of our customer base and the Company markets to a number of users and is in the process of furthering its marketing effort for products that the Company can produce. We anticipate having as many as 15 to 20 different products featuring our patented Bend Sensor® technology on the market over the next 8 to 12 months.

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

During the first nine months of 2010 we have entered into several new agreements to develop new types of products for our  Bend Sensor® technologies.  We are developing a “poppet valve” for an airline craft hydraulic system, along with airline seat impact detection sensors.   We are developing a Home Monitoring Presence Detection System using our  Bend Sensor® technologies and also an infant bed covering to monitor infants in the prevention of sudden death syndrome.  In addition, we have launched development of golfing and bowling shoes using our Bend Sensor® technologies to measure and improve performance.

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

Finalizing additional long-term revenue generating production contracts with other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next twelve months.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable during the remainder of 2010, or in 2011.

The widespread credit crisis has reduced consumer purchasing power and resulted in an overall down turn in consumer confidence. These factors have contributed to lower consumer spending and investments by companies and have resulted in a worldwide slowing of the global economy. While all sectors of the economy are experiencing difficult times, the automotive industry is particularly challenged. Some worldwide automakers have seen double digit declines in profits, and others have been required to seek protection through bankruptcy. This trend has continued through 2009 and 2010 and not only affected the automobile manufacturer, but also the Tier 1 and after market suppliers.

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

We continue to work with Tier 1 suppliers to the automotive industry.  Providing proof of concept designs and developing prototypes. In July 2010 we entered into a Technology Development Agreement with Design HMi, LLC, which has extensive experience, contact and knowledge involving product design and development in the automotive industry. We believe this agreement will enhance our marketing efforts in the industry and focus our design efforts on current automotive needs.

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract, testing and limited production services and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next eight to twelve months.  For the past twelve months we have relied on proceeds from loans from related parties. In November 2008 we secured $300,000 of short-term financing from related parties. The notes were due and payable on May 31, 2009. In June 2009 we have extended these notes to March 31, 2011. Throughout 2009 and 2010 we have continued to rely on similar debt financing from related parties. The same related parties have agreed to fund our continued operations under similar terms as needed. To date we have used the funds generated from these private placements and notes to fund continuing operations and business development.

Due to additional cost cutting measures management believes that our current cash burn rate is approximately $50,000 per month and that the remaining proceeds from the notes and our engineering and design fees will not fund our operations. We will therefore need to raise additional financing. We believe that this additional financing will provide the needed capital to extend operations to the development of production with of our growing product offerings and growing manufacturing opportunities. However, we may not be able to obtain financing, or the sources of financing, if any, may not continue to be available, and if available, they may be on terms unfavorable to us.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2010 consist of our operating lease and total liabilities of $1,623,507 which includes $1,260,714 of short-term and long-term notes payable to related parties, net of a $126,752 discount. Under the new terms of our operating lease the average monthly payments are $7,950, including common area maintenance through December 31, 2010. This amount increases to $8,450 during the final year of the lease ending December 31, 2011.  The total future minimum payments under this lease as of September 30, 2010 are $125,250.

During the first nine months of 2010 we secured an additional $450,000 of short term and long term financing from related parties based upon promissory notes with a maturity date from March 31, 2011to March 31, 2012.  As of September 30, 2010 we owed $1,387,473 of principal on notes.  All of the notes have an annual interest rate of 10% and are secured by our business equipment.  The notes also have a conversion feature for restricted common shares at $0.20 per share and due to the difference of the market price of the common stock associated with the conversion features of the notes and the conversion price, the convertible notes resulted in a net beneficial conversion feature of $195,000, which was recognized as a debt discount and an increase to additional paid-in capital.

Our total current liabilities include accounts payable of $187,295 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees.

Accrued liabilities at September 30, 2010, were $175,498 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

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

We annually test long-lived assets for impairment or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors.  The long-lived asset impairment test conducted at December 31, 2007, 2008 and 2009 identified a loss of $299,798, $246,764 and $0, respectively, and these additional expenses were recognized accordingly. The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. The result of the valuation analysis showed an impairment of long-lived assets, as their carrying values exceeded the present value of the discounted projected revenues.  Under similar analysis no impairment charge was taken during the three and nine month periods ended September 30, 2010.  Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the nine month periods ended September 30, 2010 and 2009 we recognized $46,380 and $91,500 respectively, of stock-based compensation expense for our stock options and there was approximately $38,928 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 0.83 years.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three and nine month periods ended September 30, 2010 and 2009, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2009 and 2008, respectively.

	Three month period ended		Nine month period ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009

Design, contract and testing revenue	$ 24,181	$ 20,004	$ 71,266	$ 52,211

Total operating costs and expenses	334,957	363,714	1,034,685	1,180,736

Net other income (expense)	(154,573)	(43,983)	(335,023)	(145,807)

Net loss	(465,349)	(387,693)	(1,298,442)	(1,274,332)

Basic and diluted loss per common share	$ (0.02)	$ (0.02)	$ (0.05)	$ (0.05)

For the three months ending September 30, 2010 revenues increased by $4,177 compared to the same period in 2009, and revenues increased by $19,055 over the nine month total of $52,211 ending September 30, 2009. Part of the increase in revenue is due to the change in the Company's marketing strategy to focus on smaller contracts and production while building its customer base and the demand for the Bend Sensor® technology. Overall revenues are not sufficient to sustain our operations and management does not anticipate that revenues will significantly increase until we are in a full production phase of a long-term licensing or manufacturing contract.

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

Of the $334,957 and $1,034,685 total operating costs and expenses for the three and nine months ending September 30, 2010, respectively,  $75,224 and $259,001 were for direct research and development cost, respectively.  Of the $363,714 and $1,180,736 total operating cost and expense for the three and nine months ending September 30, 2009, respectively, $99,273 and $342,146 were for direct research and development cost, respectively.

Total operating expenses decreased by $28,757 and $146,051 for the three and nine months ended September 30, 2010, respectively, when compared to the same period in 2009. Part of the decrease is due to lower stock based compensation expense to employees, and the continuous cost cutting initiatives implemented so far during 2010.  The decreases were more than offset by the accrual of interest expense and amortization of discounts on the related party convertible notes.

Due to minimal revenues and overall operating costs and expenses, we recorded a net loss and loss per share for both the 2010 and 2009 periods.  Management expects losses to continue in the short term.

The chart below presents a summary of our condensed consolidated balance sheets at September 30, 2010 and December 31, 2009

SUMMARY OF BALANCE SHEET INFORMATION

	Sept. 30, 2010	December 31, 2009

Cash and cash equivalents	$ 2,791	$ 12,680

Total current assets	47,975	45,278

Total assets	6,483,754	6,652,015

Total liabilities	1,139,056	499,298

Deficit accumulated during the development stage	(16,242,176)	(14,943,734)

Total stockholders' equity	$ 4,860,246	$ 5,731,258

Cash and cash equivalents decreased $9,889 at September 30, 2010 compared to December 31, 2009.  The decrease in cash resulted from higher costs associated with recognized revenues during the period.  Our non-current assets decreased at September 30, 2010 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $353,024, net of depreciation; patents and proprietary technology of $719,841, net of amortization; goodwill of $5,356,414 and long-term deposits of $6,500 associated with the facility operating lease.

Total liabilities increased by $639,758 at September 30, 2010.  The increase was the result of increases in accrued liabilities for investor relationship and attorneys' fees and the increase in short and long-term convertible notes payable of $450,000.

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

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended September 30, 2010 that have materially affected, or are likely to affect, our internal controls over financial reporting.

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

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  As of September 30, 2010 we had negative cash flows from operating activities of $459,889.  We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

On September 3, 2010 the Company issued 910,000 restricted shares of common stock, in lieu of cash, for payment to the Chesapeake Group for investor relations services performed through September 30, 2010 and canceled $180,000 of the Company's debt. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act for a private transaction not involving a public distribution.

On July 15, 2010 the Company granted options to purchase 290,000 shares of common stock to employees under the 2005 Stock Incentive Plan.  Clark Mower, President, and Dave Beck, Director of Engineering, were each granted 100,000 options.  Korey Curtis, the Company's electrical engineer, was granted 60,000 options and Craig Harrington the Company's production manager, was granted 30,000 options.  The options have an exercise price of $0.24, vest in two equal installments on December 31, 2010 and December 31, 2011 and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act for a private transaction not involving a public distribution.

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

Date: November 15, 2010

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer

19