Form 10-Q/A
period 2010-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2011-01-28
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 27,508,387 as of January 27, 2011.

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

                Months Ended September 30, 2010 and 2009 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through September 30, 2010

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

PART II: OTHER INFORMATION

Item 6.  Exhibits

 11

Signatures

11

 EXPLANATORY NOTE

On or about January 25, 2011 the Board of Directors of the Company concluded that the Company's financial statements for the three months and the nine months ended September 30, 2010 should no longer be relied upon because of typographical errors on the Condensed Consolidated Balance Sheets.  Specifically, numbers were truncated for Property and Equipment, Patents and Proprietary Technology, Goodwill, and Total Assets which caused them to be incorrectly stated in the previously published quarterly report. The typographical errors resulted in an understatement of Property and Equipment of $300,000, an understatement of Patents and Proprietary Technology of $700,000, and understatement of Goodwill of $5,300,000, resulting in an understatement of Total Assets of $6,000,000.  These truncated numbers were the only errors found in the review of the previously published report.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$2,791	$12,680
Accounts receivable	19,312	11,451
Inventory	8,356	9,265
Deposits and prepaid expenses	17,516	11,882
Total Current Assets	47,975	45,278
Long-Term Deposits	6,500	6,500
Property and Equipment, net of accumulated depreciation of $239,667 and $151,11	353,024	441,579
Patents and Proprietary Technology, net of accumulated amortization of $241,144 and $158,741	719,841	802,244
Goodwill	5,356,414	5,356,414
Total Assets	$6,483,754	$6,652,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$187,295	$81,313
Accrued liabilities	175,498	88,721
Convertible notes payable to related party, net of discount of $126,752 and $8,750	776,263	329,264
Total Current Liabilities	1,139,056	499,298

Long-term convertible notes payable to related party,
net of discounts of $0 and $174,905	484,451	421,459
Total Liabilities	1,623,507	920,757

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;27,508,387 and 26,580,887 shares issued and outstanding	27,508	26,580
Additional paid-in capital	19,262,401	18,882,279
Warrants and options outstanding	1,812,513	1,766,133
Deficit accumulated during the development stage	(16,242,176)	(14,943,734)
Total Stockholders' Equity	4,860,246	5,731,258
Total Liabilities and Stockholders' Equity	$6,483,754	$6,652,015

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

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence
	For the Nine Months		from Bankruptcy)
	Ended September 30,		through
	2010	2009	September 30, 2010
Cash Flows from Operating Activities:
Net loss	$(1,298,442)	$(1,274,332)	$(16,242,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88,555	90,845	882,996
Amortization of patents and proprietary technology	82,403	95,246	917,020
Impairment of long-lived assets	-	-	546,562
Issuance of common stock and warrants for services	186,050	-	3,216,103
Expenses paid by increase in convertible note payable	-	-	82,200
Amortization of discount on note payable	254,991	105,856	1,962,028
Stock-based compensation expense for employees	46,380	92,554	1,812,513
Loss on conversion of notes payable to common stock	-	-	7,800
Changes in operating assets and liabilities:
Accounts receivable	(7,861)	26,045	(19,312)
Inventory	909	1,394	(8,356)
Deposits and prepaid expenses	(5,634)	9,987	(24,016)
Accounts payable	105,983	40,480	(20,810)
Accrued liabilities	86,777	185,634	173,006
Deferred revenue	-	-	(343,750)
Net Cash Used in Operating Activities	(459,889)	(626,291)	(7,058,192)

Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	(2,546)	(200,119)
Payments for patents	-	-	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	-	(2,546)	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	-	5,617,207
Principal payments on notes payable - related parties	-	-	(510,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	450,000	500,200	2,017,712
Net Cash Provided by Financing Activities	450,000	500,200	7,569,919
Net Change in Cash and Cash Equivalents	(9,889)	(128,637)	740
Cash and Cash Equivalents at Beginning of Period	12,680	178,158	2,051
Cash and Cash Equivalents at End of Period	$2,791	$49,521	$2,791
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$16,995
Supplemental Disclosure on Noncash Investing and Financing Activities
Outstanding notes payable converted to stock	$-	$-	$1,522,200
Expiration of warrants outstanding	-	-	2,361,785
Issuance of common stock and warrants for services	186,050	-	3,216,103
Recognition of discounts on convertible notes payable	195,000	-	2,046,503
Extinguishment of unamortized discount on modified convertible notes payable	-	-	(17,477)
Accounts payable converted to notes payable	-	22,200	22,200
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

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated transactions subsequent to the quarter ended September 30, 2010 up to the date of the issuance of this report, and has no subsequent events to report.

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

10.2

Addendum to Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated April 1, 2009

                 (incorporated by reference to exhibit 10.2 of Form 10-Q filed May 14, 2009)

10.3         Form of Promissory Note between Flexpoint Sensor and Related Parties (Filed November 15, 2010)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date:  January 27, 2011

/s/ Clark Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer