Form 10-K
period 2010-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2011-04-15
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period ___to___

Commission file number: No. 0-24368

FLEXPOINT SENSOR SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	87-0620425 (I.R.S. Employer Identification No.)

106 West Business Park Drive, Draper, Utah (Address of principal executive offices)	84020 (Zip Code)

Registrant’s telephone number, including area code: 801-568-5111

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of 15,195,841 shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.24), as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,647,002

The number of shares outstanding of the registrant’s common stock, as of  April 13, 2011, was 35,845,014.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

10

Item 2.  Properties

11

Item 3.  Legal Proceedings

11

Item 4.  [Reserved]

12

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

13

Item 8.  Financial Statements and Supplementary Data

18

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

37

Item 9A.  Controls and Procedures

37

Item 9B.  Other Information

37

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

38

Item 11.  Executive Compensation

39

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

41

Item 13.  Certain Relationships and Related Transactions, and Director Independence

42

Item 14.  Principal Accounting Fees and Services

43

PART IV

Item 15.  Exhibits, Financial Statement Schedules

43

Signatures

44

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

BUSINESS OVERVIEW

Flexpoint Sensor Systems, Inc. (“Flexpoint”, or “Company”), is a development stage company principally engaged in designing, engineering and manufacturing bend sensor technology and equipment using its patented Bend Sensor® technology, (a flexible potentiometer technology). Since emerging from bankruptcy we have been negotiating and signing contracts, manufacturing devices and related products and making further improvements to our technologies and processes.  We own nine patents, including patents on specific devises that use the Bend Sensor® and have filed for additional patents and are continuing to develop and enhance our intellectual properties that will result in additional patents being filed. The Company currently manufactures, or is jointly developing, five products that are being sold and supplied to current customers. Over the past nine months we have expanded our customer base and the Company is currently marketing to a number of users and continues to further its marketing effort for products that the Company can manufacture.  Over the next 12 to 18 months the Company anticipates manufacturing sensors and electronics on a larger scale for many of their existing customers and other new customers.

In addition to the sale of its products and engineering and design services the Company may also generate revenues through licensing its technology for field of use or territory. If at all possible, each license agreement will require either first right of refusal to manufacture, or royalty provisions on a specific product or application. During the last year we have concentrated our marketing efforts on smaller quick to market contracts and production orders that has generated limited, but immediate,  revenues which assisted in  improving the Company's cash flow and name recognition. The Company has continued its limited marketing efforts in the automotive industry, through the agreement with Mr. Suhkamder Bedi. Due to their size and regulations these industries require a significantly longer time to develop and acquire approvals for new technologies but because of the high volumes associated within these industries they will potentially generate long term revenue streams for the Company.

During 2008 and 2009 the Company jointly developed and produced 20 prototype medical beds that through the use of the Bend Sensor Technology would assist in the management of bed sores. The electronics of the bed are able to determine, based on the Bend Sensor Technology input, the position of the person on the bed and how they are moved. The bed has the ability to roll a patient left or right to relieve pressure areas as well as facilitate dressing changes. In September 2008 a leader in the development of innovative pressure ulcer management technology entered in to a manufacturing agreement with the Company wherein the Company would manufacture the sensors used in the medical bed application. The bed was originally scheduled to launch in mid to late 2009; however, due to internal issues experienced by this bed manufacturer, including its being acquired in August 2010, the launch date of this particular product has been further delayed.

The Company continues to work with various Tier 1 (major) automotive suppliers on a variety of products that are in various stages of development and implementation. Both the medical and automotive industries have undergone significant changes due to the economic and political uncertainties over the past two years. These uncertainties have created delays in the implementation of the Company's automotive and medical devises and therefore, the Company has focused its limited resources and marketing on sensors and products that in the aggregate will generate a smaller dollar volume than those anticipated from their medical or automotive devises, but have been quicker to market and will generate additional immediate cash flow.

PRINCIPAL PRODUCTS

Bend Sensor® Technology

The Company owns the patent rights to our Bend Sensor® technology through Sensitron, a wholly-owned subsidiary of the Company. The Bend Sensor® is a flexible potentiometer bend sensor product consisting of a coated substrate, such as plastic, that changes electrical conductivity as it is bent in a consistent manner.  Electronic systems can connect to this sensor and measure in detail the amount of bending or movement that occurs in a predictable manner.  Certain applications of the Bend Sensor® potentiometer have been patented (See “Patents and Intellectual Property,” below).

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

We have developed the following applications and devices using the Bend Sensor® technology and are currently marketing these items:

            Automotive Products

From 2007 through 2010 we have been in negotiations with several Tier 1 suppliers and OEMs in the automotive industry on the following products:

Comfort Seats

The Company has developed an advanced comfort seat for automobiles utilizing their patented Bend Sensor® technology and is currently working with Tier 1 suppliers on development of the seat and various seat related controls. Through a joint development arrangement with a Tier1 supplier Flexpoint developed a prototype of the seat. The supplier has requested additional prototypes to assist them in marketing the product as an added feature for luxury car manufactures.

With the success and acceptance of the comfort seat the Company has received additional inquires regarding the feasibility of and implementation of the technology for commercial vehicles and buses.

Horn Switch

A major automobile manufacture has partnered with a Tier 1 supplier and is currently evaluating our patented horn switch to replace their existing technology. The advantages of the Bend Sensor switch are that it is a "drop in" item that can immediately go into existing vehicle platforms. Because the Bend Sensor switch and the associated electronics have very few moving parts, our switch will help eliminate the squeaks and rattles and other noise associated with the existing technology in use. Additionally because the Bend Sensor has few moving parts it can withstand a higher number of actuations without replacement.

The Company anticipates that once the development and implementation of the initial horn switch is completed and the first units integrated into existing production the project will be expanded to incorporate additional switches on the horn pad that will be expanded into additional vehicle platforms. The automobile manufacturer has also expressed interest in using the Bend Sensor as a switch to open rear doors of SUV's and as a seat belt reminder (SBR).

Steering Wheel

A provider of luxury automotive accessories has contacted the Company to provide engineering and design for an alertness detection system that would be incorporated into their steering wheel assembly. With the Bend Sensor's programmable ability each driver would set his or her settings and should they begin to get drowsy the sensor would detect the lack of pressure and alert the driver to get off the road.  A similar concept using our Bend Sensor technology has been discussed with a manufacturer of commercial vehicles and buses.

Seat Belt Reminder

While working with various Tier 1 automotive suppliers we have developed and tested a Seat Belt Reminder (SBR) sensor that alerts the occupant of an automobile to fasten his/her seatbelt.  We are currently working with multiple manufacturers to potentially replace existing devices in the marketplace with a system superior in performance and at a lower price point.

Using the same concept, this same product could be used as a safety devise, similar to the emergency vehicle application discussed below, but for school buses. A bus driver could know and be alerted should any of the passengers be in an unsafe position prior to entering traffic. There have been some legislative debates about whether a bus, especially a school bus, should provide seatbelts for all of the passengers. Coupled with Intertek's Protek Passenger Awareness System, our SBR could be easily implemented to fulfill such legislation.

Pedestrian Impact Detection Sensor

 In 2003, the European Parliament and the Council of the European Union published a directive on pedestrian protection to reduce the number of pedestrian deaths and injuries. Over the past several years our Pedestrian Impact Detection (PID) has demonstrated its ability to distinguish within milliseconds between a human leg and an inanimate object.  Four separate and independent automotive suppliers and OEMs tested the Bend Sensor® device for use in pedestrian impact detection device. The tests proved that the Bend Sensor® device was able to detect impact with a human leg and in the event of an accident, trigger the desired safety response. The system was also tested by MGA Research and this research confirmed results of our internal testing. The system is placed in the vehicle's front bumper to detect crash impact. Within milliseconds of contact, the system can differentiate between a human leg and an inanimate object and trigger a safety response in accordance with the manufacturer’s specifications.

We have also developed a crash sensor, which is a series of sensors mounted in strategic places on the side and door panels of an automobile to detect an impact, as well as the speed, direction and force of the impact.  This allows an onboard computer to deploy side air bags where needed.

Variable Speed Seat Switch

The variable speed switch controls the position of an automotive seat. The Company has patents pending on the seat switch. The Company is currently working with several Tier-1 suppliers and manufactures who are interested in this application. Assuming the product is accepted into an automotive platform; volumes for the seat switch are expected to be several million units over a 3 year period of time and should grow as acceptance of the product occurs. As well as adding the variable speed feature, the seat switch assembly weighs less than the assemblies currently in use and fits within the emphasis of automotive manufacturers towards lighter, more fuel efficient cars.

Theater Seats

Using the same concept as our automotive seat belt reminder, this devise monitors cinema theater’s paying customers and identifies available seats. We have supplied a theater management firm with several prototype sensors which have undergone extensive testing for this application. And have received orders from an in-home "Entertainment" company to integrate our sensor into their home theater experience, to activate vibration and some movement of the seats.  There are over 37,000 movie theater screens in the U.S. and several times that throughout the world. It is estimated that theater seats are replaced/refurbished about every seven years. Our system can be easily implemented into new theater construction and also retrofitted into existing movie theater complexes.

Emergency Vehicles

Intertek Industrial Corp., located in Jacksonville, Florida is a leading supplier of quality seatbelt systems and safety devices to the emergency vehicle market. Their Protek Passenger Awareness System uses our Bend Sensor® technology to enhance the safety of passengers and personnel in emergency vehicles. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in about 30 ambulances and is being tested for use in other types of emergency vehicles.  Throughout 2009 and 2010 Intertek has issued additional purchase orders for their existing customers.

Flow Control Applications

Our flexible sensor has proven to be an extremely robust and durable flow control switch.  The Bend Sensor® product allows for the measurement of liquid and air flow, and has been tested to over 35 million cycles without failure. The Company is currently working with a global leader in cleaning, sanitizing and food safety products who have been testing the Bend Sensor® as a measuring and dispensing devise for their harsh chemical compounds of products.  When the Bend Sensor® device is placed in a flow stream, it can measure if flow is occurring, or it can measure the amount of flow that is occurring.  The fact that our design incorporates a single layer flexible devise allows for it to operate in many harsh environments. While other technologies are affected by dirt, dust, and liquids, the Bend Sensor® product is able to operate under these conditions.  An international supplier of integrated tinting solutions is interested in a similar dispensing system for its paint manufactures, retail chains and plastic producers. We continue to receive inquires from a variety of industries for flow applications.

Medical Bed

During 2008 and 2009 through a joint development agreement with R&D products the Company developed and produced 20 prototype medical beds that assist in the management of bed sores. Using the Bend Sensor® technology and accompanying electronics the bed is able to determine the position of the person in the bed and how they are moved. The bed has the ability to roll a patient left or right to relieve pressure areas as well as facilitate dressing changes. Needed adjustments can be made through relieving pressure areas to meet the required standards of care and patient comfort. The medical application for the bed was originally scheduled to launch in mid to late 2009, however due to management changes, and an acquisition the project has been delayed.

The bed technology has a commercial application that will be marketed as an in-home specialty mattress. The specialty (non-innerspring) segment of the bedding market has been growing rapidly over the past six to seven years. With the increasing demand of specialty mattresses almost every mattress company has a specialty bed they promote. The Company has had some discussions with mattress companies who have expressed interest in the concept.

Other Medical

In November 2009 the Bend Sensor® technology was featured in a study by the University of Rome Tor Vergeta, using an interactive glove, and was recommended as a possible tool to assist doctors in neuroscience studies to determine a patient's level of monitor skill or post -surgical evaluation and therapy or for assisting the disabled. (See http://www.hiteg.uniroma2.it/). Due to the ability of the sensor to measure range of motion the study also recommends using the Bend Sensor® technology as a tool to design ergonomic devises.

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

•

Toys and video gaming devises; and

•

Sports applications:

The Company has developed several sports related products featuring the Company's patented Bend Sensor® technology. The products are currently being demonstrated to major equipment manufacturers and distributors and the Company anticipates they could be easily brought to market through sports related OEM's.

The products currently include the use of sensor technology for bowling and golf shoes. The products will be used to help measure and improve an individual's performance. Among other things the shoes will measure distribution of weight and weight transfer during the monitored event and present a recorded image of the individual's performance for evaluation.

We intend to further identify applications of our technology in numerous fields and industries.  A core marketing strategy is to seek applications of our technology for products used by customers that emphasize functionality, reliability, quality, and user convenience.

BUSINESS STRATEGY

Due to the many potential applications of our technology and our limited resources management believes that our future success will depend upon our ability to identify and prioritize the products that can be brought to market quickly and will provide the Company maximum exposure for the technology and generate additional orders for products from a growing customer base. This will require us to coordinate our product design, manufacturing, distribution and service strategies in a long-term business model, while still generating short term revenues.  One sales strategy is to offer a line of standard sensor products with corresponding hardware, electronics and software to facilitate ease of implementation of our technology into a customer's existing system.  The standard product line is expected to be sold directly to the customer and through manufacturer's representatives and distributors.  We have also expanded our product offering to include substantially complete value-added assemblies, which includes the electronics and software. We continue to consider licensing or partnership arrangements. We anticipate selling primarily to original equipment manufacturers or Tier 1 suppliers for worldwide distribution.  For the international customers, we plan to contract, sell and distribute our products through various manufacturer representatives and distributors.

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

We also have added value by expanding our sensor product lines to include circuit boards, enclosures, etc. and have moved toward a fully integrated product while validating and showing the versatility of our Bend Sensor® technology.  We currently have several such fully developed products that will directly compete with existing products in the automotive industry. And have used like designs to develop similar products in other industries, thus maximizing the initial engineering and design work. We believe our products provide greater reliability, more functionality and can be implemented at a lower overall cost to the customer. In March 2010 we announced our relationship with Sensor Products, Inc. to market and distribute the Bend Sensor® and its technology through their existing sales, marketing and distribution network.  We entered into an agreement with Mr. Sukhminder "Bobby Bedi" to assist in the development of products for the automotive industry, including fully integrated products .These fully integrated products will create a much larger value added profit margin for the Company. However, there is no assurance that such profit margins will be achieved or that these products will be produced in volumes sufficient to produce significant revenue in the near future.

MARKETING AND SALES

We are currently marketing our automotive products primarily to original equipment manufacturers (“OEM’s”), either directly or through Tier 1 suppliers. Other products will be marketed directly to manufacturers or distributors. Our primary marketing objectives are to continue to generate demand for our products, enhance name and product recognition and support OEM’s and manufactures. As we gain success in branding our name and products we believe the successful use of our products by OEM’s and Tier 1 suppliers will generate additional demand for higher quantity orders of our existing products.  We also anticipate that the success of our existing products will allow us to successfully introduce new products and applications to the market.

We currently have a growing relationship with several Tier 1 suppliers and automotive manufacturers and have had some success in introducing additional product offerings with these customers. We believe the OEM's and Tier 1 suppliers will be an important part of our overall sales strategy. We also have a relationship and history with a significant manufacturer of medical bed mattresses. Due to limited resources our sales strategy depends on a few OEM’s and manufacturers and if we lose their business it will have a significant adverse effect on our results of operations until alternative distribution channels can be established.  We may consider contractual commitments to OEM’s and Tier 1 suppliers in exchange for fees and/or royalties.  In addition, because we sell on a limited basis directly to end users, we are dependent, in part, on the OEM’s for information about retail product sales and demand for sensor technology.  Accordingly, any rapid cessation of purchases or a switch to other companies' products by end users may not be immediately evident to us, and could result in increased product returns.

We recently updated our website at www.flexpoint.com and also intend to market our products through the use of this site and other social media, and by developing a field sales force including direct marketing employees in strategic areas and manufacturer’s representatives nationwide to generate OEM and Tier 1 supplier customers.  As our market grows we anticipate expanding our distribution network throughout the world.  There can be no assurance that we will be successful in developing such a sales force or in expanding our distribution network.

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

TS-16949 certification is necessary to assure potential customers that we have the ability and resources to meet the quantities demanded in a purchase agreement and that we are able to uphold the quality standards required for consideration as an automotive supplier.  We have started the process of qualifying our own manufacturing facility for TS-16949, but we determined that it was not necessary that we have the required manufacturing capabilities at this time.  Therefore, based upon our current relationship with Tier 1 Suppliers and automobile manufacturers, to meet the requirement we have identified and entered into a Cooperative Agreement with The Bergquist Company, a Minnesota corporation that is a qualified automotive manufacturer. The agreement provides that the companies will cooperate with one another to produce Bend Sensor® technology applications for the automotive industry. This cooperative agreement provides us with the means to deliver a finished product to market. We have also identified several other manufacturers who have the required certifications and who have expressed interest in entering into similar agreements should we be unable to certify our existing facility in time to meet the requirements of future automotive manufacturing agreements. Such agreements are intended to be short term solutions to immediate manufacturing requirements. When we are providing automotive parts on a consistent basis and are required to have the TS-16949 certification we will commit the time and resources necessary to qualify our facility

SOURCE OF RAW MATERIALS

The Bend Sensor® product consists of a coated substrate, such as plastic, that changes in electrical conductivity as it is bent. Electronic systems connect to the sensor and measure with fine detail the amount of bending or movement that occurs. The single layer design of the Bend Sensor® eliminates many of the problems associated with conventional sensors such as dust, dirt, liquids, and heat or pressure. Depending on the application an over-laminates or over-molding may also be applied to the sensors for added environmental protection. Due to its unique construction and the ability to use multiple types of substrates all raw materials needed to produce the Bend Sensor® are readily available and therefore, the Company is not reliant on a single supplier.

COMPETITION

The sensor business is highly competitive and competition is expected to continue to increase.  We will compete directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market.  So far we do not have an established long term customer base that orders products on a constant basis and we will encounter a high degree of competition in developing a larger customer base.

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

We intend to compete by offering products that have enhanced value, added features, ease of use, functionality, compatibility, reliability, comparable price, quality and support.  Management also believes our intellectual property provides an advantage over our competitors.  Although management believes that our products will be well received in our markets because of innovative features, performance characteristics and cost-effective pricing, there can be no assurance that comparable or superior products incorporating more advanced technology or other features or having better price or performance characteristics will not be introduced by competitors with greater resources than ours.

PATENTS AND INTELLECTUAL PROPERTY

We regard certain of our designs as proprietary and attempt to protect them with patents and by restricting disclosure of the designs as trade secrets.  We have nine issued patents for our Bend Sensor® technology and have filed three additional patent applications, and are in the process of preparing additional patents for new types of sensors using our technology. Due to the joint development of the medical bed product we believe we also have claims and protection under the patents filed for this specific application.  Sensitron owns eight United States patents and one foreign patent related to the Bend Sensor® technology.  Patents do expire and it will be necessary for us to file patents in the United States and in various foreign countries for each application we develop so that it is protected from competition.  The earliest patent will expire in December 2013; however, we have improved these technologies and expect to file new patents based on the enhancements and specific applications or products.  We must file patents on any technology for which we develop enhancements which contain material improvements to the original technology.  We are aware of three potentially conflicting patents which we believe will not affect our current or planned use of our technology.

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

MAJOR CUSTOMERS

Because currently the Company has a limited customer base and historically revenues have not been sufficient to support our current operations the Company does not have one customer that represents 10% or more of our total revenue and we do not have any backlog of production of our Bend Sensor® products. Because our technology uses raw materials that are readily available throughout the world we have never had an environmental complaint or issue.

RESEARCH AND DEVELOPMENT

Although we hold the patent to the basic Bend Sensor® technology, as well as other applications, there will be other competitors working to develop competing technologies.  To stay on the forefront of the technology, and to serve the needs of the customer, we will need to aggressively pursue improvements to existing systems and develop new systems as well.  For the year ended December 31, 2010 we spent $328,359 in research and development, primarily enhancing specific applications for the automotive, medical and industrial industries with our Bend Sensor® technology, and testing Bend Sensor® applications for and in new products.  Compared to $446,294 spent on research and development for the year ended December 31, 2009 related to development engineering for the medical bed technology, new product development resulting in potential of new patents and testing of products for marketable applications.

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

EMPLOYEES

As of the date of this filing we have 4 full time employees, 1 part time employee and employ 2 sub-contractors.  Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Factors Affecting Future Performance

We have a history of losses and may never become profitable.

We are currently unable to fund our day-to-day operations from revenues and the lack of revenues has impeded our continued growth and has caused delays in our business development.  We have generated operating capital from our private placements completed in March 2005 and June and September 2007 that have helped fund our operations for the past five years.  For the 2010 twelve month period we had negative cash flows from operating activities of $639,698 and we don’t expect that total revenues in 2011 will be sufficient to support our operations. In addition, with the economic downturn in the automotive industry we will need to further expand our business activities outside the automotive market over the next eight to twelve months; therefore, we anticipate needing to raise an additional $1.0 to $1.5 million in funding. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the Company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern

We may not have adequate experience to successfully manage anticipated growth.

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

Based on projected business development, we may need to complete a second production line and have it installed and approved during 2012.  The second manufacturing line is expected as a result of anticipated increased manufacturing demand and improved manufacturing efficiencies.  We have completed installation of our first production line and anticipate qualifying our manufacturing facility for ISO/TS-16949 certification as the Company successfully obtains additional manufacturing contracts during 2011 through 2013.  However, we cannot assure you that we will satisfy ISO/TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our existing or future customers.

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

Economic uncertainties will delay or eliminate new technological investments

Due to the current downturn in the global economy and financial uncertainties, automakers and other potential customers could delay, significantly curtail or altogether eliminate any further investment in new technology including the Bend Sensor® technology, until the global financial markets and economies stabilize. Due to our limited cash resources any delays in bringing our products and technology to market could have a material adverse effect on our ability to continue as a going concern

Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to capture increased market share.

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

ITEM 3.  LEGAL PROCEEDINGS

 On June 23, 2010, the Company, along with David B. Beck, the Company's Director of Engineering, filed a complaint in Third District Court, Salt Lake County, State of Utah against R&D Products, LLC, Persimmon Investments, Inc. and Jules A. deGreef, the managing member of R&D Products, LLC. The complaint alleges that all of the intellectual properties owned by R&D Products and

Mr. deGreef, specifically patented applications using Bend Sensor® technology that were filed jointly by Mr. Beck and Mr. deGreef, and later assigned solely to Mr. deGreef and R&D Products, are the property of the Company. The assignment by Mr. Beck of his rights in the patents and intellectual properties were improperly given and are the property of the Company. The Company believes that since Mr. Beck was an employee of the Company during the time that he became the primary creative force and inventor of the Bend Sensor® applications for R&D Products and Mr. deGreef, and the inventions and applications were created using Flexpoint resources, the Company is claiming that such intellectual properties, patents, etc. filed by deGreef, Persimmon and R&D belong to Flexpoint and therefore is seeking financial damages and ownership of all intellectual rights, patents and inventions created by Mr. Beck for deGreef, Persimmon and R&D Products.

ITEM 4.  [Reserved]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the Financial Industry Regulatory Authority (“FINRA”) OTC Bulletin Board under the symbol “FLXT.”  The following table lists the range for the high and low bid prices of our common stock for each quarter for the years ended December 31, 2010 and 2009, respectively, as reported by the OTC Bulletin Board.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2010		2009
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$0.48 0.32 0.34 0.90	$ 0.22 0.15 0.15 0.28	$ 0.51 0.38 0.29 0.34	$ 0.27 0.16 0.09 0.12

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

HOLDERS

As of April 13, 2011, we had 461 stockholders of record of our common stock, which does not include “street accounts” of securities brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

On March 15, 2010 in lieu of paying cash for Sales and Marketing services to an outside consultant the Company issued 17,500 restricted shares of stock to Claude L. Barker and canceled the Company's debt of $6,050. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On September 3, 2010 in lieu of paying cash for investor relations services the Company issued 910,000 restricted shares of stock to existing shareholders for payment of investor relations services performed during 2010 and canceled $180,000 of the Company's debt. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On October 22, 2010, in lieu of paying cash for our Directors and Officers, and Causality & Liability Insurance the Company issued 130,000 restricted shares of stock to the owner of Universal Business Insurance and canceled the Company's debt of $31,965. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On October 22, 2010, in lieu of paying cash for legal fees the Company issued 180,000 restricted shares of stock to Kevin Howard Esq. for services performed during 2010 and canceled $49,716 of the Company's debt. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On November 5, 2010, in lieu of paying cash, the Company issued 7,590,663 restricted shares of stock to eight note holders and existing shareholders and canceled $1,696,399 of the Company's debt related to outstanding convertible notes.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On November 5, 2010, in lieu of paying cash, the Company issued 320,000 restricted shares of stock to existing shareholders for payment of investor relations services performed during 2010 and canceled $80,000 of the Company's debt related to outstanding convertible notes.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On December 15, 2010 the Company issued 15,000 restricted shares of stock to David Beck for the exercise of employee stock options at $0.33 per share for cash proceeds of $4,950. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On December 21, 2010 the Company issued 10,714 restricted shares of stock to Korey Curtis for the exercise of 22,500 employee stock options through a cashless transaction. Mr. Curtis agreed to accept fewer restricted shares rather than pay cash for the entire exercise of his vested options. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On January 31, 2011, in lieu of paying cash for Sales and Marketing services to an outside consultant the Company issued 90,250 restricted shares of stock to Mr. Suhkamder Bedi. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a development stage company engaged principally in improving its unique sensor technology, expanding its suite of products, developing new sensor applications, obtaining financing and seeking long-term sustainable manufacturing contracts.  Our operations have not yet commenced to a commercially sustainable level and include designing, engineering, manufacturing and selling sensor technology and products featuring our Bend Sensor® technology and equipment.

We emerged from Chapter 11 bankruptcy on February 24, 2004 and since that time we have leased a manufacturing facility, purchased necessary equipment to establish a production line, negotiated contracts, manufactured and improved our patented Bend Sensor® technology devices, developed additional applications for the technology and conducted testing on those devices and applications.  When volumes dictate our goal will be to qualify our production line and facility as an ISO/TS 16949 production line and facility as it is required for manufacturing automotive and related parts. This qualification will increase the marketability of our products to automotive Tier 1 and parts suppliers.

During the past year we have continued to mature from a research and development only company into a manufacturing and production company and continue to expand our product line. During 2007 and through 2010 we improved and enhanced the design of products for several Tier 1 automotive and other customers.  We have completed advanced testing and have signed various agreements to provide products to various industries.  We have developed a fully integrated safety system that provides added safety to emergency vehicle personnel that has won awards for two years at the EMS show and continues to gain acceptance in the industry as evidenced by the additional orders received during 2010. We are expanding the opportunities for our sensors to be used in a variety of industries including, an infant bed cover using our patented sensors that will be used to monitor infants in the prevention of sudden infant death syndrome (SIDS). In 2009, the University of Rome used our sensors to develop an interactive glove to assist them in their neuroscience studies and understanding. They concluded that such a device using the Bend Sensor® Technology could be used to determine a patient’s level of motor skills, for rehabilitation, post surgical evaluation or for assisting the disabled. The University’s conclusion was that data glove, and similar devices would have multiple applications in many fields including medical, work, sports and entertainment the full article published in the Journal of Neuroscience Methods “Improving Performance of Data Glove on Bend Sensors," by Giovanni Saggio Ph.D.

Due to the Bend Sensor’s single layer construction, overall durability, and its chemical resistant properties, over the year we have worked with several companies that have tested our sensor as a flow and dispensing devise, We are also working with a company to assist in the development of a home monitoring device that will be used to monitor the presence of individuals in certain locations of a home. With the aging population and increased life expectancy, many older individuals wish to continue living in their own homes. This system would allow aging individuals to continue to live independently while still providing security and peace of mind to their children and caregivers.

We continue to develop new products that we may sell or license in a variety of industries including industrial control companies. We are continuing to work to further develop our medical bed and are looking forward to expanding this concept into the commercial market. Throughout the year we continued to market and expand our network of Tier 1 automotive customers and product offerings. After the economic down turn in the global economy and the political uncertainty in the U.S. medical market we continue to focus on smaller contracts with smaller production orders that can generate immediate reoccurring income for the Company. This new focus has assisted in developing additional fully integrated products using our Bend Sensor® Technology, and has shown the diversity and adaptability of the technology to unrelated industries.

Finalizing long-term, constant revenue generating production contracts with our existing and other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan we will still need to raise additional operating capital.  Accordingly, we cannot guarantee that we will realize significant enough revenues during 2011 to become cash flow positive.

Over the past two years the widespread credit crisis reduced consumer purchasing power and resulted in an overall down turn in consumer confidence. These factors contributed to lower consumer spending and investments by companies in new technology and development that contributed to the economic crisis we have experienced. While all sectors of the economy are experiencing difficult times, the automotive industry was particularly challenged. Worldwide automakers have been faced with the challenge of providing a safer, more energy efficient, longer lasting product that consumers’ can afford. This has required automakers to find new and innovative ways to lower the overall weight of the vehicle and to improve its fuel efficiencies, while lowering the cost. Over the past year we have experienced an increase in inquiries regarding automotive and other applications for our sensor technology. With its versatility, light weight single layer construction and the fact that it is currently being used in various safety devices the Bend Sensor® is positioned well to meet the challenges that the automobile industry is facing.

LIQUIDITY AND CAPITAL RESOURCES

Currently our revenue is primarily from design contract, testing and limited production services for prototypes and samples, and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next six to eight months. Since emerging from bankruptcy and for the past twelve months we have relied on the proceeds of convertible loans from existing shareholder and private placements. In November 2008 we secured $300,000 of short-term financing from related parties. The notes were originally due on May 31, 2009 with an annual interest rate of 10% and secured by the Company's business assets, they also carried a conversion option for restricted common shares at $.25 per share.  In May these notes were extended. During 2009 and through 2010 the same related parties have provided additional funding of $1,696,399 including accrued interest, under similar terms (see item 13 below).

In November and December 2009 the Company issued 1,788,000 in restricted common shares of stock in lieu of cash and canceled $357,200 in Company debt. The shares were issued to satisfy the Company's obligations for investor relations and legal services from 2007 through 2008, and for the Company's 2009 directors and officers insurance.

During 2010 the Company issued 1,557,500 in restricted common shares of stock in lieu of cash and cancelled $347,732 in Company debt. The shares were issued to satisfy the Company's obligations for investor relations, legal fees, sales and marketing expense, and insurance expense associated with directors and officers insurance as well as its annual causality and liability insurance policies. The Company also issued 7,590,663 in restricted common shares of stock to retire the $1,696,399 of outstanding convertible notes and associated accrued interest incurred over the past two years to fund operations.

In December 2010 two employees exercised options, under the 2005 Employee Stock Option Plan, and the Company issued 25,714 restricted common shares of stock, for which the Company received $4,950.

Through cost cutting measures initiated in 2009 and 2010 management believes that our current cash burn rate is approximately $50,000 per month and that the remaining proceeds from the convertible notes to existing shareholders, accounts receivable and the Maestro line of credit will fund our operations for at least the next several months. Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short and long-term cash needs. We may rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. However, we cannot assure you that we will be able to obtain financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.

We expect that we may have to continue to issue common stock to pay for services and agreements rather than use our limited cash.  Any issuance of common stock will likely be pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2010 consist of our operating lease and total current liabilities of $206,396.  Our operating lease has average monthly payments of $8,450, including fees for common area maintenance through December 31, 2011. The total future minimum payments under this lease as of December 31, 2010 were $101,400.

Our total current liabilities include accounts payable of $123,865 related to normal operating expenses, including accounting fees, health insurance, utilities, production supplies and travel expense.  Related party payables at December 31, 2010, were $19,000 and consisted of travel and other expenses incurred on behalf of the Company as well as services provided to the Company.  Accrued liabilities at December 31, 2010, were $56,411 and were related to payroll tax liabilities, accrued legal, tax expenses, investor relations consulting, and accrued Paid Time Off, a combination vacation-sick leave policy.

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

We annually test long-lived assets for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The long-lived asset impairment test conducted at December 31, 2008 identified a loss of $246,764 this additional expense was recognized accordingly. The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets.  The result of the valuation analysis showed an impairment of long-lived assets, as their carrying values exceeded the present value of the discounted projected revenues. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2009 and 2010 respectively. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation (formerly FASB Statement No. 123(R)), the pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2010 and 2009 we recognized $65,308 and $122,467, respectively, of stock-based compensation expense for our stock options and there was approximately $16,699 of unrecognized compensation cost related to employee stock options that will be recognized over approximately .98 years.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries, Sensitron, and Flexpoint International, LLC and should be read in conjunction with our audited financial statements for the years ended December 31, 2010 and 2009.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS

	For the year ended	For the year ended
	December 31, 2010	December 31, 2009
Engineering, contract and testing revenue	$ 96,109	$ 62,465
Total operating costs and expenses	(1,392,512)	(1,555,615)
Net other income (expense)	(540,725)	(197,571)
Net loss	(1,837,128)	(1,690,721)
Basic and diluted loss per common share	(0.07)	(0.07)

Our revenue for the 2010 and 2009 years was primarily from design and development engineering, prototype products and sample products. Revenue from research and development engineering and prototype product contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer. Management anticipates that revenue will increase as we continue to provide engineering services and our customers continue to order more frequently and in larger quantities.

Total operating costs and expenses decreased for 2010 when compared to 2009 by $163,103. The decrease is primarily due to the reduction of R&D expense during the year and lower non-cash compensation associated with stock options. Administrative and marketing expenses decreased slightly to $939,009 for 2010 compared to $970,485 for 2009. The decrease is primarily due to reductions in employee related expenses and the reduction in rent. The cost of revenue and amortization of patents and proprietary technology expense remained relatively the same.

In November 2010 the Company issued an aggregate of 7,590,663 in restricted common stock and retired $1,696,399 in convertible notes and their related accrued interest. All of the notes had an annual interest rate of 10% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares at a price ranging from $.15 to $.25 per share. Due to the difference of the market price of the common stock associated with the conversion features of the notes and the conversion price, the convertible notes resulted in a net beneficial conversion feature which was recognized as a debt discount and an increase to additional paid-in capital. On November 5, 2010 all outstanding notes were retired at a share price of $.23.

Total net other expense in 2010 was $540,725  and includes total interest expense of $516,539 of which $256,222 was non-cash interest expense associated with the amortization of the beneficial conversion feature on the convertible notes to existing shareholders, accrued interest expense for the year of $104,087 on the outstanding notes payable through November 5, 2010 and  due to the conversion of all convertible notes, additional interest expense of $156, 230 was recognized for unamortized discount on the convertible notes.  The Company also recognized a loss on extinguishment of debt associated with a modification in an existing debt agreement.

As we continued to mature as a manufacturing company our engineering design and production revenues increased as a percent of our total revenue during 2010.  As we expand and sell our existing suite of products and as we grow the relationship with our customers we expect this trend to continue through 2011. There is no guarantee that operating losses will reduce in the short term.

The chart below presents a summary of our consolidated balance sheets at December 31, 2010 and 2009.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended December 31, 2010	Year ended December 31, 2009
Cash and cash equivalents	$ 6,027	$ 12,680
Total current assets	63,956	45,278
Total assets	6,443,916	6,652,015
Total current liabilities	206,396	499,298
Total liabilities	206,396	920,757
Deficit accumulated during the development stage	(16,780,863)	(14,943,734)
Total stockholders' equity	$ 6,237,520	$ 5,731,258

Cash and cash equivalents decreased in 2010 compared to 2009.  The decrease is the net result of cash used to fund operations.  Until our revenue increases, our cash and assets will decrease as we fund our operations. As we expand our customer base and product offerings we will need to raise additional operating capital during 2011. It is expected that this will be accomplished by issuing stock, securing additional loans from related parties and existing shareholders, or through the licensing of our technology. We anticipate needing to raise an additional $1.0 to $1.5 million in funding.

Our non-current assets decreased at December 31, 2010 compared to 2009 due to the depreciation and amortization associated with our long-lived assets. These assets include, after adjustments, property and equipment valued at $320,673, patents and proprietary technology of $692,373, goodwill of $5,356,414, and deposits of $10,500 for the leased facility and patents.

Accrued liabilities decreased at December 31, 2010 by $32,310 when compared to December 31, 2009. The decrease is primarily due to the issuance of restricted stock to pay for services related to legal, insurance and investor relations expenses. Total liabilities decreased by $714,361 at December 31, 2010, as a result of issuance of restricted stock to retire convertible notes payable to existing shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	19 - 20

Consolidated Balance Sheets – December 31, 2010 and 2009	21

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009 and for the Cumulative Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2010	22

Consolidated Statements of Stockholders’ Equity for the Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2010	23 - 24

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 and for the Cumulative Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2010	25

Notes to Consolidated Financial Statements	26 - 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheet of Flexpoint Sensor Systems, Inc. and subsidiaries (a development stage company) (the Company) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Flexpoint Sensor Systems, Inc., for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2009, were audited by other auditors whose report dated April 6, 2010, expressed an unqualified opinion on those statements.  Our opinion, in so far as it relates to the period from February 24, 2004 through December 31, 2009, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for the year then ended, and for the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2010 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2010 and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Mantyla McReynolds

MANTYLA MCREYNOLDS, P.C.

Salt Lake City, Utah

April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheet of Flexpoint Sensor Systems, Inc. and subsidiaries (a development stage company) (the Company) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2009 (not presented herein).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the year then ended and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has not earned any appreciable revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2009 and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2009. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

April 6, 2010

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	DEC 31, 2010	DEC 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$ 6,027	$ 12,680
Accounts receivable	36,600	11,451
Inventory	9,440	9,265
Deposits and prepaid expenses	11,889	11,882
Total Current Assets	63,956	45,278
Long-Term Deposits	10,500	6,500
Property and Equipment, net of accumulated depreciation
of $265,720 and $151,111	320,673	441,579
Patents and Proprietary Technology, net of accumulated
amortization of $268,612 and $158,741	692,373	802,244
Goodwill	5,356,414	5,356,414
Total Assets	$ 6,443,916	$ 6,652,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 123,865	$ 81,313
Accounts payable – related party	19,000	--
Accrued liabilities	56,411	88,721
Deferred Revenue	7,120	--
Convertible notes payable to related party, net of discount of
$0 and $8,750	--	329,264
Total Current Liabilities	206,396	499,298

Long-Term Liabilities
Long-Term Convertible notes payable to related party, net of
discount of $0 and $174,905	--	421,459
Total Liabilities	206,396	920,757

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	--	--
Common stock – $0.001 par value; 100,000,000 shares authorized;
35,754,764 shares and 26,580,887 shares issued and outstanding	35,754	26,580
Additional paid-in capital	23,032,628	20,648,412
Stock subscription receivable	(50,000)	--
Deficit accumulated during the development stage	(16,780,863)	(14,943,734)
Total Stockholders' Equity	6,237,520	5,731,258
Total Liabilities and Stockholders' Equity	$ 6,443,916	$ 6,652,015

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence
			from
	For the	For the	Bankruptcy)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010

Engineering, Contract and Testing Revenue	$ 96,109	$ 62,465	$ 825,736

Operating Costs and Expenses
Amortization of patents and proprietary technology	109,870	126,993	944,487
Cost of revenue	15,274	11,843	153,994
Administrative and marketing expense	939,009	970,485	11,117,710
Research and development expense	328,359	446,294	2,730,695
Impairment of long-lived assets	--	--	546,562
Total Operating Costs and Expenses	1,392,512	1,555,615	15,493,449

Other Income (Expense)
Interest expense	(516,539)	(190,096)	(2,295,975)
Interest income	65	325	131,790
Sublease rent income	--	--	11,340
Other income (expense)	(475)	--	3
Gain (loss) on sales of equipment	(810)	--	(810)
Gain (loss) on stock debt exchange	(22,966)	(7,800)	40,502
Net Other Income (Expense)	(540,725)	(197,571)	(2,113,150)

Net Loss	$ (1,837,128)	$ (1,690,721)	$ (16,780,863)

Basic and Diluted Loss Per Common Share	$ (0.07)	$ (0.07)

Basic and Diluted Weighted-Average
Common Shares Outstanding	28,190,693	24,921,627

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2010

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity
Balance-February 24, 2004 (Date of Emergence from Bankruptcy)	14,098,202	$ 14,098	$ 4,952,166	$ -	$ -	$ 4,966,264
Beneficial debt conversion option	-	-	1,500,000	-	-	1,500,000
Conversion of note payable, March 31 and May 19, 2004, $0 .50 per share	3,000,000	3,000	1,497,000	-	-	1,500,000
Issuance for consulting services, March 3, 2004, $1.15 per share	100,000	100	114,580	-	-	114,680
Stock based compensation from 650,000 warrants issued on March 3, 2004 for consulting services	-	-	731,328	-	-	731,328
Issuance for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC,
a company controlled by a stockholder, March 31, 2004, $1.21 per share	1,600,000	1,600	1,929,709	-	-	1,931,309
Issuance for compensation, November 24, 2004, $1.48 per share	1,200,000	1,200	1,774,800	-	-	1,776,000
Net loss	-	-	-	-	(4,510,726)	(4,510,726)
Balance-December 31, 2004	19,998,202	19,998	12,499,583	-	(4,510,726)	8,008,855
Issuance of common stock at $0.77 per share and 2,836,335 warrants at $0.61 per warrant for cash, net of $347,294 cash offering costs, 140,000 common shares
and 140,000 warrants, January through March 2005	2,976,335	2,976	3,904,231	-	-	3,907,207
Issuance of 30,000 warrants at $1.38 per warrant for services, July 2005	-	-	41,300	-	-	41,300
Issuance of common stock at $1.73 per share, as compensation to a
director of the Company for services, August 2005	18,350	18	31,727	-	-	31,745
Net loss	-	-	-	-	(1,770,020)	(1,770,020)
Balance - December 31, 2005	22,992,887	22,992	16,476,841	-	(6,280,746)	10,219,087
Stock-based employee compensation from stock options	-	-	827,718	-	-	827,718
Exercise of warrants, $0.70 per share, for cash, June 2006	300,000	300	209,700	-	-	210,000
Net loss	-	-	-	-	(2,512,836)	(2,512,836)
Balance - December 31, 2006	23,292,887	23,292	17,514,259	-	(8,793,582)	8,743,969
Issuance of common stock at $1.00 per share - June 2007	1,000,000	1,000	999,000	-	-	1,000,000
Issuance of common stock at $1.00 per share - September 2007	500,000	500	499,500	-	-	500,000
Stock-based employee compensation from stock options	-	-	578,649	-	-	578,649
Expiration of warrants, July through September 2007	-	-	-	-	-	-
Net loss	-	-	-	-	(2,458,469)	(2,458,469)
Balance - December 31, 2007	24,792,887	24,792	19,591,408	-	(11,252,051)	8,364,149
Stock-based employee compensation from stock options	-	-	237,299	-	-	237,299
Stock-based conversion feature on notes payable	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	(2,000,962)	(2,000,962)
Balance - December 31, 2008	24,792,887	24,792	19,888,707	-	(13,253,013)	6,660,486
Conversion of note payable, November 2009, $0.25 per share	120,000	120	29,880	-	-	30,000
Issuance for services, December 2009, $0.20 per share	1,668,000	1,668	333,332	-	-	335,000
Stock-based employee compensation from stock options	-	-	122,467	-	-	122,467
Stock-based conversion feature on notes payable	-	-	274,026	-	-	274,026
Expiration of warrants September 2009	-	-	-	-	-	-
Net loss	-	-	-	-	(1,690,721)	(1,690,721)
Balance - December 31, 2009	26,580,887	$ 26,580	$ 20,648,412	$ -	$ (14,943,734)	$ 5,731,258

[Continued]

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2010

[Continued]

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity
Balance - December 31, 2009	26,580,887	$ 26,580	$ 20,648,412	$ -	$ (14,943,734)	$ 5,731,258
Issuance for Services at $0.35 per share, March 15, 2010	17,500	17	6,033	-	-	6,050
Issuance for Services at $0.20 per share, September 3, 2010	910,000	910	179,090	-	-	180,000
Issuance for Services at $0.26 per share, October 22, 2010	310,000	310	81,371	-	-	81,682
Issuance for Services at $0.25 per share, November 5, 2010	320,000	320	79,680	-	-	80,000
Conversion of note payable at $0.23 per share, November 5, 2010	7,590,663	7,591	1,738,808	(50,000)	-	1,696,399
Employee options exercised @ $0.33 per share, December 15, 2010	15,000	15	4,935	-	-	4,950
Employee options exercised @ $0.33 per share, December 23, 2010	10,714	11	3,525	-	-	3,536
Stock-based employee compensation from stock options	-	-	65,308	-	-	65,308
Stock-based conversion feature on notes payable	-	-	225,466	-	-	225,466
Net loss	-	-	-	-	(1,837,128)	(1,837,128)
Balance - December 31, 2010	35,754,764	$ 35,754	$ 23,032,628	$ (50,000)	$ (16,780,863)	$ 6,237,520

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence from
			Bankruptcy)
	For the Years		through
	Ended December 31,		December 31,
	2010	2009	2010
Cash Flows from Operating Activities:
Net loss	$ (1,837,128)	$ (1,690,721)	$ (16,780,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118,469	121,127	912,910
Amortization of patents and proprietary technology	109,870	126,993	944,487
Impairment of long-lived assets	-	-	546,562
Issuance of common stock and warrants for services	347,731	335,000	3,377,784
Expenses paid by increase in convertible note payable	-	22,200	82,200
Amortization of discount on note payable	523,617	140,371	2,230,654
Stock-based compensation expense for employees	65,308	122,467	1,831,441
Loss on asset disposal	2,437	-	2,437
Loss on extinguishment of debt	22,966	-	22,966
(Gain)/loss on conversion of notes payable to common stock	-	7,800	7,800
Changes in operating assets and liabilities:
Accounts receivable	(25,149)	21,100	(36,600)
Inventory	(175)	751	(9,440)
Deposits and prepaid expenses	(4,007)	18,835	(22,389)
Accounts payable	42,552	47,241	(82,241)
Accounts payable – related party	19,000	-	19,000
Accrued liabilities	(32,310)	(70,475)	53,919
Deferred revenue	7,120	-	(336,630)
Net Cash Used in Operating Activities	(639,698)	(797,311)	(7,238,001)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	(2,545)	(200,119)
Payments for patents	-	-	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	-	(2,545)	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock, warrants and options	4,950	-	5,622,157
Principal payments on notes payable - related parties	-	(50,000)	(510,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	628,095	684,378	2,195,807
Net Cash Provided by Financing Activities	633,045	634,378	7,752,964
Net Change in Cash and Cash Equivalents	(6,653)	(165,478)	3,976
Cash and Cash Equivalents at Beginning of Period	12,680	178,158	2,051
Cash and Cash Equivalents at End of Period	$ 6,027	$ 12,680	$ 6,027

Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ 16,955
Supplemental Disclosure on Noncash Investing and Financing Activities
Outstanding notes payable converted to stock	$ 1,696,399	$ 22,200	$ 3,218,599
Expiration of warrants outstanding	-	393,548	2,361,785
Subscription Receivable	50,000		50,000
Recognition of discounts on convertible notes payable	217,500	291,503	2,069,003
Extinguishment of unamortized discounts on modified convertible notes payable	-	(17,477)	(17,477)

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah and is a development stage company. The Company’s development stage activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s planned operations, which have not yet commenced at a commercial level, are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2010, the Company had begun manufacturing products and sensors on a limited basis but was not at a commercially sustainable level.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its wholly owned subsidiaries, Sensitron, Inc., Flexpoint, Inc. and Flexpoint International, LLC. All intercompany transactions and accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. The cash and equivalents represent cash on deposit in various bank accounts with two separate financial institutions.

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

Business Condition / Going Concern – The Company suffered losses of $1,837,128 and $1,690,721 and used cash in operating activities of $639,698 and $797,311 during the years ended December 31, 2010 and 2009, respectively.  At December 31, 2010, the Company had an accumulated deficit of $16,780,862. The Company is in the development stage and has not earned significant revenue during the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern. Our ability to establish the Company as a going concern is dependent upon our ability to obtain continued financing in order to fund our planned operations and ultimately to achieve profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2010 the Company raised $1,696,399 in additional capital, including accrued interest, through the issuance of long and short-term notes to related parties. All of the notes had an annual interest rate of 10% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $.15 to $.25 per share with maturity dates from March 31, 2010 to March 31, 2011.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 5, 2010, in lieu of paying cash, the Company issued 7,590,663 restricted shares of stock to related parties and existing shareholders and canceled $1,696,399 of the Company's debt related to outstanding convertible notes.

On November 2, 2010 the Company secured a $500,000 line of credit from Maestro Investments, LLC. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012.

Property and Equipment – Property and equipment are stated at cost.  Additions and major improvements are capitalized while maintenance and repairs are charged to operations.  Upon trade-in, sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When cash flow projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected undiscounted cash flows. Under similar analysis no impairment charge was taken during the year ended December 31, 2010 and 2009.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected undiscounted net future cash flows.  Under similar analysis there was no impairment charge taken during the year ended December 31, 2010 or 2009.

Research and Development – Research and development costs are recognized as expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually or when a triggering event occurs using a fair value approach. A fair-value-based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its net assets. This test requires various judgments and estimates. The fair value of the Company is determined using the market value of the Company’s common stock. The fair value of the Company is allocated to the Company’s assets and liabilities based on their fair values with the excess fair value allocated to goodwill. An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value.  No impairment of goodwill was recognized during the years ended December 31, 2010 or 2009.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation – In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Topic 718, Stock Compensation (formerly, FASB Statement No. 123R Revised 2004), “Share-Based Payment” (“SFAS No.123R”).  SFAS No. 123R supersedes APB 25, under the new pronouncement the Company is required to recognize the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.  Under APB 25, no compensation was recorded in earnings for the Company’s stock-based options granted under the 2005 Stock Incentive Plan (the “Plan”).  Under ASC 718, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period.  On January 1, 2006, the Company adopted the provisions of ASC 718, for its share-based compensations plans and began recognizing the unvested portion of employee compensation from stock options and awards equal to the unamortized grant-date fair value over the remaining vesting period.  Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.  For the years ended December 31, 2010 and 2009, the Company recognized expense for stock-based compensation under ASC 718 of $65,308 and $122,467, respectively.

Basic and Diluted Loss Per Share – Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and common equivalents outstanding during the period.  At December 31, 2009, there were options outstanding to purchase 1,629,000 shares of common stock. As of December 31, 2010 there were options outstanding to purchase 1,799,000 shares of common stock. These options were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $118,469 and $121,127 for the years ended December 31, 2010 and 2009, respectively and is included in the administrative and marketing expense on the statement of operations.  The Company recognized impairment of $246,764 for the year ended December 31, 2008 of which $93,884 was applied to the carrying value of the Company's property and equipment. No impairment was recognized during the twelve months ended December 31, 2010 or 2009.  Property and equipment at December 31, 2010 and 2009 consisted of the following:

Property and Equipment
December 31,	2010	2009

Machinery and equipment	$ 532,053	$ 538,349
Office equipment	40,455	40,455
Furniture and fixtures	13,470	13,470
Software	416	416

Total Property and Equipment	586,394	592,690

Less: Accumulated depreciation	(265,720)	(151,111)

Net Property and Equipment	$ 320,673	$ 441,579

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2010 and 2009 were as follows:

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 161,903	$ (53,584)	$ 108,319
Proprietary Technology	799,082	(215,028)	584,054
Total Amortizing Asset	$ 960,985	$ (268,612)	$ 692,373

December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 161,903	$ (25,800)	$ 136,103
Proprietary Technology	799,082	(132,941)	666,141
Total Amortizing Asset	$ 960,985	$ (158,741)	$ 802,244

Patent amortization was $20,640 for the years ended December 31, 2010 and 2009, and amortization related to proprietary technology was $89,230 and $106,353 for the same periods, respectively.  Patent and proprietary technology amortization is charged to operations.  The Company recognized impairment of $246,764 for the year ended December 31, 2008 of which $152,880 was applied to the carrying value of the Company's patent and proprietary technology.

Estimated aggregate amortization expense for each of the next five years is $109,870 each year.

Goodwill – Intangible assets not subject to amortization as of December 31, 2010 and 2009 consisted of goodwill with a net carrying value of $5,356,414.

NOTE 4 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2010 and 2009 respectively.  The components of the net deferred tax asset as of December 31, 2010 and 2009, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2010	2009
Operating loss carry forwards	$ 6,939,134	$ 6,265,764
Property and equipment	43,715	57,902
Patents and proprietary technology	81,466	81,910
Stock-based compensation	684,987	658,768
Total Deferred Tax Assets	$ 7,749,302	$ 7,064,344
Valuation allowance	(7,749,302)	(7,064,344)
Net Deferred Tax Asset	$ --	$ --

Federal and state net operating loss carry forwards at December 31, 2010 and 2009 were $18,603,577 and $16,798,294, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards begin to expire in 2020.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2010 and 2009, respectively:

For the Years Ended December 31,	2010	2009
Tax at statutory rate (34%)	$ (624,624)	$ (574,845)
Non-deductible expenses	290	178
Change in valuation allowance	684,958	630,461
State tax benefit, net of federal tax effect	(60,624)	(55,794)
Provision for Income Taxes	$ --	$ --

In June 2006, FASB issued FASB ASC 740-10-05-6. The Company adopted FASB ASC 740-10-05-6 on January 1, 2007. Under FASB ASC 740-10-05-6, tax benefits are recognized only for the tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the company's tax return that do not meet these recognition and measurement standards.

Upon the adoption of FASB ASC 740-10-05-6, the Company had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on its financial statements, and the Company has recorded no additional interest or penalties. The Adoption of FASB ASC 740-10-05-6 did not impact the Company's effective tax rates.

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2010, and 2009, the Company did not recognized any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2010 and 2009 relating to unrecognized benefits.

The tax years 2010, 2009, 2008, 2007 and 2006 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2010 the Company secured an additional $628,095 of short and long-term financing from related parties and existing shareholders, with maturity dates ranging from June 30, 2010 to March 31, 2012. The proceeds were used for operations. In November 2010 these and all outstanding convertible notes for a total of $1,696,399 were converted to 7,590,663 restricted shares of stock. All of the notes had an annual interest rate of 10% and were secured by the Company’s business equipment. During the year ended December 31, 2010, the Company recognized $104,087 in interest expense on these convertible notes from the date the notes were executed through the earlier of the maturity date of the notes or the November 2010 conversion. The notes also had a conversion feature for restricted common shares at a price ranging from $.15 to $.25 per share. Due to the difference of the market price of the common stock associated with the conversion features of the notes and the conversion price, the convertible notes entered into during 2010 resulted in a net beneficial conversion feature of $217,500, which was recognized as a debt discount and an increase to additional paid-in capital. The calculation for the “intrinsic value” of the beneficial conversion feature was the difference between the conversion price of the common stock and the market value on the date the notes were executed multiplied by the number of shares into which the notes may be converted. The debt discount was amortized from the date the notes were executed through the earlier of the maturity date of the notes or the November 2010 conversion.  During the year ended December 31, 2010, the Company recorded interest expense of $256,222 from amortization of the beneficial conversion feature from the date the notes were executed through November 2010 conversion.

On July 22, 2010 the Company modified the terms and consolidated some of the outstanding convertible notes. Under the initial terms the note had a conversion feature for restricted shares at $.25 per share. Under the terms of the modification the notes were consolidated, the conversion feature was adjusted to $.20 per share, and the maturities of the notes were extended.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The modification was to more accurately reflect the market value of the shares at the time of modification. Based upon the modified terms the Company would have to issue additional shares to retire the note, therefore the Company recognized a loss on the modification of $22,966.

On November 5, 2010 the Company converted all of the outstanding convertibles notes and the associated accrued interest by issuing 7,590,663 in restricted common shares of stock. At the time of issuance the stated conversion features of the notes ranged in price from $.15 to $.25 per share. As agreed upon by all parties the Company extinguished the notes by issuing shares at a price of $.23 per share.

When the notes were issued any difference of the market price of the common stock associated with the stated conversion features of the notes resulted in a net beneficial conversion feature which the Company recognized as a debt discount and an increase to additional paid-in capital. The debt discount was amortized from the date the notes through their maturity date. At the time of conversion there was a balance of $156,230 in unamortized note discount.

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

On November 5, 2009, in lieu of paying cash for the Company's Directors and Officers Insurance the Company issued 120,000 restricted shares of stock to the owner of Universal Business Insurance and canceled the Company's debt of $22,200.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 1, 2009 the Company issued 743,000 restricted shares of stock, in lieu of cash, to the Chesapeake Group for investor relations services performed during 2009 and canceled $150,000 of the Company's debt.

 On December 9, 2009 the Company issued 550,000 restricted shares of stock, in lieu of cash, to the Chesapeake Group for investor relations services performed during 2009 and canceled $110,000 of the Company's debt.

On December 15, 2009 the Company issued 375,000 restricted shares of stock, in lieu of cash, to Kevin Howard Esq. for legal services provided from 2007 to 2008 and canceled $75,000 of the Company's debt.

On March 15, 2010 in lieu of paying cash for sales and marketing services to an outside consultant the Company issued 17,500 restricted shares of stock to Claude L. Barker and canceled the Company's debt of $6,050.

On September 3, 2010 in lieu of paying cash for investor relations services the Company issued 910,000 restricted shares of stock, to existing shareholders and canceled $180,000 of the Company's debt.

On October 22, 2010, in lieu of paying cash for our Directors and Officers, and Causality & Liability Insurance the Company issued 130,000 restricted shares of stock to the owner of Universal Business Insurance and canceled the Company's debt of $31,965.

On October 22, 2010, in lieu of paying cash for legal fees the Company issued 180,000 restricted shares of stock to Kevin Howard Esq. for services performed during 2010 and canceled $49,716 of the Company's debt.

On November 5, 2010, in lieu of paying cash, the Company issued 7,590,663 restricted shares of stock to eight note holders and existing shareholders and canceled $1,696,399 of the Company's debt related to outstanding convertible notes.

On November 5, 2010, in lieu of paying cash, the Company issued 320,000 restricted shares of stock to related parties for payment of investor relations services performed during 2010 and canceled $80,000 of the Company's debt.

On December 15, 2010 the Company issued 15,000 restricted shares to David Beck for the exercise of employee stock options at $0.33 per share for cash proceeds of $4.950.

On December 21, 2010 the Company issued 10,714 restricted shares to Korey Curtis for the exercise of 22,500 employee stock options through a cashless transaction. Mr. Curtis agreed to accept fewer restricted shares of stock in lieu of paying cash for the exercise of his vested options.

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

The Company continues to utilize the Black-Scholes option-pricing model for calculating the fair value of the options granted as defined by ASC Topic 718, which is an acceptable valuation approach under ASC 718. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 25, 2005, the Company granted options to employees to purchase an aggregate 1,159,000 shares of common stock at an exercise price of $1.91 per share. These options vested over three years on either the employee's employment anniversary date or on the anniversary date specified in the grant, and expire 10 years from the date of grant. The Company used the following assumptions in estimating the fair value of the options granted on August 25, 205, market value at the time of issuance - $1.73; expected term - 8 years; risk-free interest rate -4.18%; dividend yield -0%; and expected volatility -200%. Using these assumptions, the options granted have a weighted-average fair value of $1.72 per share.

On February 27, 2006 the company granted employee options to purchase an aggregate of 75,000 shares of common stock at an exercise price of $2.07 per share. The options vest over three years on the employee's anniversary and expire 10 years for the date of grant. The Company used the following assumptions in estimating the fair value of the options granted on February 27, 2006; market value at the time of issuance - $2.00; expected term - 7 years; risk-free interest rate - 4.26%; dividend yield -0%; and expected volatility - 200%. Using these assumptions, the options granted had a weighted-average fair value of $1.99 per share.

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

On June 4, 2007, the Company granted an employee options to purchase an aggregate 300,000 shares of common stock at an exercise price of $1.38 per share. The options vested on the anniversary of the grant date and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on June 4, 2007: market value at time of issuance - $1.13; expected term – 6 years; risk-free interest rate – 4.93%; dividend yield – 0%; and expected volatility – 200%. Using these assumptions, the options granted had a weighted-average fair value of $1.11 per share. The individual's employment with the Company terminated in August 2008. Under the plan, at the time of termination the vested options must either be exercised within 30 days of termination of employment or they expire, and the non-vested options are forfeited. Because the vested options were never exercised they expired.

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

During the years ended December 31, 2010 and 2009, the Company recognized $65,308 and $122,467 of stock-based compensation expense, respectively. There were 1,799,000 and 1,629,000 employee stock options outstanding at December 31, 2010 and 2009, respectively.

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2010, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of period	1,629,000	$ 1.38	5.68	$ 0
Granted	290,000	0.24	0	75,400
Expired	0	0	0	0
Exercised	(25,714)	0.33	0	4,371
Forfeited	(94,286)	0.27	0	5,829
Outstanding at the end of Period	1,799,000	1.27	4.68	104,340
Exercisable at the end of Period	1,644,000	$ 1.35	4.68	74,440

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2009, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of period	1,432,000	$ 1.61	6.68	$ 0
Granted	350,000	0.33	0	0
Expired	(95,000)	1.57	0	0
Forfeited	(58,000)	0.53	0	0
Outstanding at the end of Period	1,629,000	1.38	5.68	0
Exercisable at the end of Period	1,363,000	1.54	5.68	0

As of December 31, 2010, there was approximately $17,970 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately .98 years.

For presentation purposes, during 2010 the Company combined warrants and options outstanding with additional paid in capital in the capital section of the balance sheet. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

The table below is a summary of future minimum lease payments as of December 31, 2010:

Year Ended December 31,
2011	$ 101,400
Total minimum lease payments	$ 101,400

For the years ended December 31, 2010 and 2009 rent expense was $95,400 and 98,486, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented medical bed technology. On that same day the Company, R&D Products and the Licensee entered into a long-term joint manufacturing agreement for R&D’s medical bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related medical products through 2018 with an option to renew each year thereafter. Production schedules with specific quantities and deadlines are still being outlined. (See Note 10. "Litigation"). At this time management is unsure the effect their litigation with R&D will have on this agreement with R&D or its Licensee.

The Company has a related party payable to its President, CEO, and Director for reimbursement of travel and other expenses incurred on behalf of the Company.  The amount due to the President at December 31, 2010 and December 31, 2009 is $12,000 and $0, respectively.

The Company has a related party payable to its Chief Financial officer for services provided to the Company. The amount due to the Chief Financial Officer at December 31, 2010 and December 31, 2009 is $7,000 and $0, respectively.

NOTE 10 – LEGAL PROCEEDINGS

On June 23, 2010, the Company, along with David B. Beck, the Company's Director of Engineering, filed a complaint against R&D Products, LLC, Persimmon Investments, Inc. and Jules A. deGreef, the managing member of R&D Products, LLC. The complaint alleges that all of the intellectual properties owned by R&D Products and Mr. deGreef, specifically patented applications using Bend Sensor® technology that were filed jointly by Mr. Beck and Mr. deGreef, and later assigned solely to Mr. deGreef and R&D Products, are the property of the Company. The assignment by Mr. Beck of his rights in the patents and intellectual properties were improperly given and are the property of the Company. The Company believes that since Mr. Beck was an employee of the Company during the time that he became the primary creative force and inventor of the Bend Sensor® applications for R&D Products and Mr. deGreef, and the inventions and applications were created using Flexpoint resources, the Company is claiming that such intellectual properties, patents, etc. filed by deGreef, Persimmon and R&D belong to Flexpoint and therefore is seeking financial damages and ownership of all intellectual rights, patents and inventions created by

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Beck for deGreef, Persimmon and R&D Products. Discovery is ongoing through the date the financial statements were issued.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to December 31, 2010, during the first quarter of 2011, the Company issued an aggregate of 7,911,377 shares of unregistered common stock in a series of transactions previously authorized by the Board of Directors.  The information regarding these transactions is described in Note 6 above. The Company included these shares in the number of shares issued and outstanding as well as the corresponding loss per share calculation as of December 31, 2010.  This increase in the Company's outstanding common stock constitutes a 28.8% increase in the number of outstanding shares the Company has issued since our last periodic report was filed on November 15, 2010.

On January 31, 2011, in lieu of paying cash for Sales and Marketing services to an outside consultant the Company issued 90,250 restricted shares of stock to Mr. Suhkamder Bedi. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTSON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Current Report on Form 8-K, on August 3, 2010 the Company dismissed Hansen, Barnett & Maxwell, P.C. as our independent registered public accounting firm and on the same date engaged Mantyla McReynolds, LLC Certified Public Accountants as our independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed was recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  In addition, we reviewed our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors in the last year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

UNREGISTERED SALES OF EQUITY SECURITIES

Subsequent to December 31, 2010, during the first quarter of 2011, the Company issued an aggregate of 7,911,377 shares of unregistered common stock in a series of transactions previously authorized by the Board of Directors.  The information regarding these transactions is described in Note 6 above. The Company included these shares in the number of shares issued and outstanding as well as the corresponding loss per share calculation as of December 31, 2010.  This increase in the Company's outstanding common stock constitutes a 28.8% increase in the number of outstanding shares the Company has issued since our last periodic report was filed on November 15, 2010.

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

Name	Age	Position Held	Director Term of Office
Clark M. Mower	64	President, CEO and Director	From November 2005 until next annual meeting
John A. Sindt	66	Chairman of the Board	From November 2005 until next annual meeting
Ruland J. Gill, Jr.	65	Director	From November 2005 until next annual meeting
Thomas N. Strong	55	Controller and Chief Financial Officer

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

AUDIT COMMITTEE

Our audit committee consists of Messrs. Mower and Gill, with Mr. Gill serving as Chairman.  Our audit committee has a charter and management believes Mr. Gill qualifies as an audit committee financial expert because of his extensive experience in finance.   Based upon the definition of independent director under NASDAQ Stock Market Rule 5605(a)(2), Mr.Gill is independent of management. However, Mr. Mower is not independent of management.

OTHER COMMITTEE

We do not have a standing nominating committee for directors or a compensation committee. Our entire board of directors, including

Messrs. Mower, Sindt and Gill, act as our nominating and compensation committee.

CODE OF ETHICS

We adopted a Business Ethics and Code of Conduct in November 2000.  Upon written request we will provide a copy of the Business Ethics and Code of Conduct to any person without charge.  Address your request to:

Shareholder Communications

Flexpoint Sensor Systems, Inc.

106 West Business Park Drive

Draper, Utah 84020

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2010, we believe that Mr. Strong failed to file one Form 4 during the year ended December 31, 2010.

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

The following table shows the compensation paid to our principal executive officer, principal financial officer, and our most highly compensated executive officer for the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO and Director	2010 2009	$106,500 $119,188	$24,000 $33,000	0 0	$130,500 $152,188
John A. Sindt, Chairman.	2010 2009	$ 0 $ 2,000	0 0	0 0	$ 0 $ 2,000
Thomas N. Strong Controller/CFO.	2010 2009	$ 0 $ 76,000	$ 0 $28,380	0 0	$ 0 $104,380

(1)

 Represents value of options granted computed in accordance with FASB ASC Topic 718.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to the above named executive officers as of December 31, 2010.

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exercise Date (f)
Clark M. Mower, CEO, President and Director	300,000 100,000 100,000 50,000 (1)	50,000 (1)	0 0 0 0	$1.91 $1.18 $0.33 $0.24	8/25/15 8/25/15 8/25/15 8/25/15
John A. Sindt, Principal Financial Officer and Director	180,000	0	0	$1.91	8/25/15
Thomas N. Strong	80,000 86,000 (3)	40,000 (2) 0	0	$0.72 $0.33	8/25/15 8/25/15

(1)

Options for 50,000 vested on December 31, 2010;options for 50,000 shares vest on December 31, 2011

(2)

Options for 40,000 vested on August 31, 2009; options for 40,000 vested on August 31, 2010; options for 40,000 shares vest on August 31, 2011

(3)

Options for 43,000 vested on December 31, 2009; options for 43,000 shares vested on December 31, 2010

DIRECTOR COMPENSATION

We did not pay compensation to our Chairman during the fiscal year ended December 31, 2010.  We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2010.  This chart also includes individual compensation arrangements described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,799,000	$ 1.27	701,000
Equity compensation plans not approved by security holders	0	$ 0.00	0
Total	1,799,000	$ 1.27	701,000

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

The Plan is administered by our Board and it may from time to time increase the size of any Compensation Committee and appoint additional members, remove members (with or without cause) and appoint new members in substitution, fill vacancies and/or remove all members of the committee.  The Compensation Committee may be composed of employee/director(s), non-employee/director(s) and/or major stockholder(s) of the company who are not a director.

Non-statutory stock options may be granted to employees, directors and consultants who have the capacity to contribute to the success of the company.  Incentive stock options may be granted only to employees, provided that employees of affiliates shall not be eligible to receive incentive stock options.

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 35,754,764 shares of common stock outstanding as of April 13, 2011, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
First Equity Holdings Corp. First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, Utah 84106	5,985,858 (1)	16.74

(1)

Includes 730,000 shares held by an officer of First Equity Holdings Corp.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Clark M. Mower	1,205,000 (1)	3.4
John A. Sindt	1,611,326 (2)	4.5
Ruland J. Gill, Jr	221,470 (3)	Less than 1%
Thomas N. Strong	169,500 (4)	Less than 1%
Directors and officers as a group	3,207,296	8.9

(1)

Represents 655,000 shares and vested options to purchase 550,000 shares.

(2)

Represents 1,233,338 shares held by Mr. Sindt, 180,000 vested options and he has investment power with respect to 197,988 shares.

(3)

Represents 28,350 shares held by Mr. Gill and 163,120 shares held in a family trust and vested options to purchase 30,000 shares.

(4)

Represents 3,500 shares and vested options of 166,000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PARTIES

The Company has a related party payable to Clark Mower, its President, CEO, and Director, for reimbursement of travel and other expenses incurred on behalf of the Company.  The amount due to Mr. Mower at December 31, 2010 is $12,000.

The Company has a related party payable to Thomas Strong, its Chief Financial Officer, for services provided to the Company. The amount due to Mr. Strong at December 31, 2010 is $7,000.

DIRECTOR INDEPENDENCE

We believe Ruland J. Gill, Jr. is an independent director as defined under NASDAQ Stock Market Rule 5605(a)(2). This rule defines persons as "independent" who are neither officers nor employees of the company and have no relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

ACCOUNTANT FEES

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Hansen Barnett and Maxwell, Certified Public Accountants, and Mantyla McReynolds, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by these accounting firms.

	2010	2009
Audit fees	$ 24,304	$ 26,304
Audit-related fees	0	0
Tax rel Tax fees	$ 1,300	$ 1,600
All othe All other fees	0	0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The audited financial statements of Flexpoint Sensor Systems, Inc are included in this report under Item 8 on pages 18 to 36.

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

20.2   Audit Committee Charter (Incorporated by reference to Schedule 14A, filed October 27, 2005)

21.1   Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21.1 of Form 10-K filed April 9, 2010)

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

Date: April 15, 2011

By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 2011

 /s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date:  April 15, 2011

 /s/ John A. Sindt

John A. Sindt

Chairman of the Board

Date:  April 15, 2011

 /s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer