Form 10-Q
period 2011-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2011-05-16
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2011

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 36,045,014 as of May 6, 2011.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2011 and

    December 31, 2010

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three

  Months Ended March 31, 2011 and 2010 and for the Cumulative Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through March 31, 2011

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three

                Months Ended March 31, 2011 and 2010 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through March 31, 2011

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

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 6.  Exhibits

 18

Signatures

18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2011, the condensed consolidated statements of operations for the three month periods ended March 31, 2011 and 2010, and condensed consolidated statements of cash flows for the three month periods ended March 31, 2011 and 2010 is unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2010 was audited and reported as part of our annual filing of our 10-K, filed with Securities and Exchange Commission on April 15, 2011. The cumulative financial information from February 24, 2004 (the date of emergence from bankruptcy) through March 31, 2011, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month periods ended March 31, 2011 and 2010, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 25,909	$ 6,027
Accounts receivable	18,025	36,600
Inventory	8,098	9,440
Deposits and prepaid expenses	11,889	11,889
Total Current Assets	63,921	63,956
Long-Term Deposits	16,500	10,500
Property and Equipment, net of accumulated depreciation
of $295,634 and $265,720	290,760	320,673
Patents and Proprietary Technology, net of accumulated
amortization of $296,079 and $268,612	664,905	692,373
Goodwill	5,356,414	5,356,414
Total Assets	$ 6,392,500	$ 6,443,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 137,347	$ 123,865
Accounts payable - related party	6,838	19,000
Accrued liabilities	77,072	56,411
Deferred Revenue	7,120	7,120
Total Current Liabilities	228,377	206,396

Long-term convertible notes payable	150,000	-
Total Liabilities	378,377	206,396

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
36,045,014 shares and 35,754,764 issued and outstanding	36,045	35,754
Additional paid-in capital	23,156,704	23,032,628
Stock subscription receivable	(50,000)	(50,000)
Deficit accumulated during the development stage	(17,128,626)	(16,780,863)
Total Stockholders' Equity	6,014,123	6,237,520
Total Liabilities and Stockholders' Equity	$ 6,392,500	$ 6,443,916

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the Cumulative
			Period from
			February 24, 2004
			(Date of
			Emergence
	For the Three Months		from Bankruptcy)
	Ended March 31,		through
	2011	2010	March 31, 2011

Design, Contract and Testing Revenue	$ 12,125	$ 28,137	$ 837,861

Operating Costs and Expenses
Amortization of patents and proprietary technology	27,468	31,748	971,955
Cost of revenue	2,681	1,557	156,676
Administrative and marketing expense	281,605	205,877	11,399,315
Research and development expense	45,441	75,702	2,776,136
Impairment of long-term assets	-	-	546,562

Total Operating Costs and Expenses	357,195	314,884	15,850,644

Other Income and Expenses
Interest expense	(2,693)	(89,303)	(2,298,668)
Interest income	-	14	131,790
Sublease rent income	-	-	11,340
Other income	-	-	3
Gain (loss) on sale of equipment	-	-	(810)
Gain (loss) on stock debt exchange	-	-	40,502

Net Other Income (Expense)	(2,693)	(89,289)	(2,115,843)

Net Loss	$ (347,763)	$ (376,036)	$ (17,128,626)

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	35,930,486	26,583,998

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence
	For the Three Months		from Bankruptcy)
	Ended March 31,		through
	2011	2010	March 31, 2011
Cash Flows from Operating Activities:
Net loss	$ (347,763)	$ (376,036)	$ (17,128,626)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	29,915	30,282	942,825
Amortization of patents and proprietary technology	27,468	31,748	971,955
Impairment of long-lived assets	-	-	546,562
Issuance of common stock and warrants for services	90,000	6,050	3,467,784
Expenses paid by increase in convertible note payable	-	-	82,200
Amortization of discount on note payable	-	64,414	2,230,654
Stock-based compensation expense for employees	4,366	11,172	1,835,807
Loss on asset disposal	-	-	2,437
Loss on extinguishment of debt	-	-	22,966
Loss on conversion of notes payable to common stock	-	-	7,800
Changes in operating assets and liabilities:
Accounts receivable	18,575	(13,723)	(18,025)
Inventory	1,342	(453)	(8,098)
Deposits and prepaid expenses	(6,000)	(7)	(28,389)
Accounts payable	13,481	5,484	(70,758)
Accounts payable - related parties	(12,162)	-	6,838
Accrued liabilities	50,661	95,802	104,580
Deferred revenue	-	-	(336,630)
Net Cash Used in Operating Activities	(130,118)	(145,267)	(7,368,119)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	-	(200,119)
Payments for patents	-	-	(45,868)
Payment for acquisition of equipment and proprietary
technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	-	-	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	-	5,622,157
Principal payments on notes payable - related parties	-	-	(510,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	150,000	150,000	2,345,807
Net Cash Provided by Financing Activities	150,000	150,000	7,902,964
Net Change in Cash and Cash Equivalents	19,882	4,733	23,858
Cash and Cash Equivalents at Beginning of Period	6,027	12,680	2,051
Cash and Cash Equivalents at End of Period	$ 25,909	$ 17,413	$ 25,909

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -	$ 16,955
Cash paid for income taxes	-	-	-
Supplemental Disclosure on Non-cash Investing and
Financing Activities
Stock issued for debt	30,000	-	30,000
Outstanding notes payable converted to stock	-	-	3,218,599
Expiration of warrants outstanding	-	-	2,361,785
Subscription receivable			50,000
Recognition of discounts on convertible notes payable	-	145,000	2,069,003
Extinguishment of unamortized discount on modified
convertible notes payable	-	-	(17,477)
Accounts payable converted to notes payable	-	-	22,200

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the “Company”).  These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2011. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using Bend Sensors® flexible potentiometer technology. The Company is in the development stage as significant production and revenue generation have not yet commenced on a sustainable basis.  Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking long-term manufacturing contracts. Even though the Company has made significant strides forward with its business plan, it is likely that additional progress may not occur within the next eight months due primarily to the time necessary to negotiate long-term manufacturing and production agreements. Accordingly, the Company is not anticipating significant revenues until the fourth quarter 2011, and will require additional financing to fund its short-term cash needs. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and  highly liquid securities with original maturities of three months or less. The cash and equivalents of $25,909 at March 31, 2011 and $6,027 at December 31, 2010 represent cash on deposit in various bank accounts with two separate financial institutions.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term nature of these financial instruments. The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  The Company’s analysis did not indicate any impairment of assets as of March 31, 2011.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of March 31, 2011.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At March 31, 2011, there were outstanding options to purchase 1,724,000 shares of common stock.  These options were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

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

During the three month periods ended March 31, 2011 and 2010, the Company recognized $4,366 and $11,172 of stock-based compensation expense, respectively. There were 1,724,000 employee stock options outstanding at March 31, 2011.  A summary of all employee options outstanding and exercisable under the plan as of

March 31, 2011, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,799,000	$ 1.27	4.68	$ -

Granted	-	-	-	-

Expired	-	-	-	-

Forfeited	(75,000)	1.26	-	-

Outstanding at the end of Period	1,724,000	$ 1.27	4.43	9,200

Exercisable at the end of Period	1,569,000	$ 1.36	4.43	-

As of March 31, 2011, there was approximately $10,662 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 0.67 years.

NOTE 3 – ISSUANCE OF STOCK

On January 31, 2011 the Company issued 90,250 restricted shares at $.33 per share, in lieu of cash, to a consultant for marketing consulting services in cancelation of $30,000 of the Company's debt.

On February 8, 2011, the Company issued 200,000 restricted shares at $.45 per share, in lieu of cash, for payment for investor relations services valued at $90,000.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS

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

The Company has a related party payable to its President, CEO and Director for reimbursement of travel and other related expenses incurred on behalf of the Company. The amount due to the President as of March 31, 2011 and December 31, 2010 is $4, 838 and $12,000, respectively.

The Company has a related party payable to its Chief Financial officer for services provided to the Company. The amount due to the Chief Financial officer as of March 31, 2011 and December 31, 2010 is $2,000 and $7,000, respectively.

NOTE 5 – NOTES PAYABLE

On November 2, 2010 the Company secured a $500,000 line of credit from Maestro Investments. LLC. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012.  The line of credit is secured by the Company's assets including, but not limited to, business furniture, fixtures and equipment. During the three months ending the Company drew down $150,000 of the line of credit to fund its operations.

NOTE 6 – OPERATING LEASES

In April 2009, the Company amended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the new terms of the operating lease the average monthly payments are $8,450, including common area maintenance through December 2011. Management has discussed further extension of the lease under similar terms and should have the specific terms finalized before the current lease expires. The total future minimum payments under this lease as of March 31, 2011 are as follows:

Year Ended December 31
2011	$ 76,050

Total	$ 76,050

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

NOTE 8 - LINE OF CREDIT

On November 2, 2010 the Company secured a $500,000 line of credit from Maestro Investment LLC. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012. During the three months ending March 31, 2011 the Company drew down $150,000 of the line of credit to fund operations.

NOTE 9 - COMMITMENT

On January 1, 2011 the Company extended its marketing agreement with Mr. Suhkamder Bedi through June 30, 2011. Under the agreement Mr. Bedi is to be paid $5,000 per month for his services, of which Mr. Bedi has agreed to accept shares of the Company's restricted common stock in lieu of cash payable quarterly. The number of shares issued will be based upon the average monthly market price of the common stock.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements presented the Company received $50,000 for the subscription receivable.

In this quarterly report references to “Flexpoint", "the Company," “we,” “us,” and “our” refer to Flexpoint Sensor Systems, Inc. and its subsidiaries.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a development stage company principally engaged in designing, engineering and manufacturing bend sensor technology and devises using its patented Bend Sensor® technology, (a flexible potentiometer technology). For the past three years we have been making improvements to our technology and proving the versatility and durability of the Bend Sensor® by manufacturing Bend Sensor® devices and related products and introducing these to a variety of industries.  We own nine patents and have filed for additional patents and are in the process of filing for more. The Company is currently manufacturing several products that are being sold and supplied to its current customers. We are also working with several customers on the jointly developing additional commercially viable product in the automotive, medical and industrial industries. We are working towards the expansion of our customer base as our patented technology continues to gain recognition in the market. Over the next six to nine months we will concentrate most of our marketing efforts and limited financial resources on projects that we believe can be brought to market in the shortest period of time. We anticipate having as many as 5 to 10 different products featuring our patented Bend Sensor® technology on the market over the next 8 to 12 months including products in the automotive industry.

During 2010 our management announced a modification of our business model to more aggressively focus on smaller contracts and production orders that produce immediate income for the Company, which has generated more recognition of the technology and interest in the Bend Sensor's® depth and breadth of capabilities   We are currently working with and will continue to focus on larger contracts in the medical bed and automotive industry, but will also seek smaller contracts that can generate immediate cash flow.  As a result management expects a continued increase in our customer base which will increase interest in our Bend Sensor® technologies and devices which we can leverage into future growth.

During 2010 and during the past three months we have entered into several new agreements to develop new types of products for our Bend Sensor® technologies.  We have further developed the “poppet valve” for an airline craft hydraulic system, along with airline seat impact detection sensors.   We have made improvements on our initial prototype for a Home Monitoring Presence Detection System using our Bend Sensor® technologies and also an infant bed covering to monitor infants in the prevention of sudden death syndrome.  In addition, we continue working with automotive Tier one suppliers of our horn switch, comfort seat application, steering wheel alertness detection and seat belt reminder switch. The U.S. auto manufacturers are currently seeking out new technology that will help make their cars lighter and more fuel efficient. We believe that the Bend Sensor®   will meet or exceed their expectations for a low cost, durable light weight alternative.

The Company continues to manufacture products for Intertek Industrial Corp. Their ProTeck System is an automotive seat monitoring device application for emergency response vehicles.  This monitoring device places the Company’s Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in about 20 ambulances and is being tested for use in other types of emergency vehicles.  The Company believes that through its relationship with Intertek it will further validate its technology in the automotive and safety industries. We have received inquires for similar systems for buses and cabs to ensure the safety of the their drivers

Through its Joint Development and Manufacturing Agreement with R&D Product the Company has developed a patented medical bed technology. Using the Bend Sensor® technology and accompanying electronics the bed is able to determine the position of the person in the bed and how they are moved. The bed has the ability to roll a patient left or right to relieve pressure areas as well as facilitate dressing changes. Needed adjustments can be made through relieving pressure areas to meet the required standards of care and patient comfort. The medical application for the bed was originally scheduled to launch in mid to late 2009, however due to management changes, and an acquisition the project has been delayed. In addition, in June 2010 the Company initiated a legal action against R&D Products, LLC and our management is unsure of the effect that this action may have on our relationship with R&D Products and its Licensee (See note 7 of the financial statements).

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

The down turn of the global economy and the current uncertainties in the health care industry resulted in a slower roll out of this product by the Licensee, which required the Company to revise its earlier production ramp up estimates and lowered the projected revenues for 2010. The Company continues to work on improvements to the mattress as they develop a long-term marketing strategy for its estimated roll out and production ramp up during 2011 and into 2012.

Finalizing additional long-term revenue generating production contracts with other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we have made positive strides forward with our business plan, it is likely that significant progress may not occur for the next eight months, primarily due to the time it takes for negotiating such contracts.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable during 2011.

The widespread credit crisis has reduced consumer purchasing power and resulted in an overall down turn in consumer confidence. These factors have contributed to lower consumer spending and investments by companies and have resulted in a worldwide slowing of the global economy. While all sectors of the economy are experiencing difficult times, the automotive industry is particularly challenged. During 2008 and 2009 some worldwide automakers saw double digit declines in profits, and others were required to seek protection through bankruptcy. However in 2010 and during the first quarter of 2011 the U.S. auto manufacturers have seen an increase in demand for more fuel efficient, smaller cars.

In management's opinion the desire of U.S. manufacturers to have lighter weight more fuel efficient cars will be to our advantage. Our Bend Sensor® is lighter in weight, has fewer moving parts than conventional sensing devices, is more versatile and due to its unique design is more cost effective. Product and design changes in the automotive industry are slow, averaging two to three years before actually being incorporated into a commercially viable automotive platform. Because we are currently working with several Tier 1 suppliers, we believe we are poised to provide the next generation of sensing devises to the industry. With the likelihood of higher fuel and manufacturing costs, the auto industry are in the process of developing more fuel-efficient and alternative-fuel type (“green”) vehicles that will need to be lighter in weight, less complicated in design, and more cost effective to run and build. Due to the advanced technology of the Bend Sensor® and its versatility of applications we believe we can be a part of the changes needed in the automotive, energy and technological industries.

In 2010 we entered into a Technology Development Agreement with Design HMi, LLC, which has extensive experience, contact and knowledge involving product design and development in the automotive industry. We believe this agreement will enhance our marketing efforts in the industry and focus our design efforts on current automotive needs.

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract, testing and limited production services and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next eight months.  From 2008 through 2010 we have relied on proceeds from various convertible loans from existing shareholders to fund our operations. In November 2010 we issued 7,590,663 in restricted common shares of stock and retired $1,696,399 of outstanding convertible notes and corresponding accrued interest.

On November 2, 2010 the Company secured a $500,000 line of credit from Maestro Investments. LLC. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012.  During the three months ending the Company drew down $150,000 of the line of credit to fund its operations.

Due to additional cost cutting measures management believes that our current cash burn rate is approximately $50,000 per month and that the remaining proceeds from the line of credit and our engineering and design fees will not totally fund our operations. We will therefore need to raise additional financing. We believe that this additional financing will provide the needed capital to extend operations to the development and production of our growing product offerings and growing manufacturing opportunities. However, we may not be able to obtain financing, or the sources of financing, if any, may not continue to be available, and if available, they may be on terms unfavorable to us.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at March 31, 2011 consist of our operating lease and total liabilities of $378,377 which includes $150,000 of long-term notes payable related to our existing line of credit. Under the terms of our operating lease the average monthly payments are $8,450, including common area maintenance through December 31, 2011. The total future minimum payments under this lease as of March 31, 2011 are $76,050.

During the first three months of 2011 we drew $150,000 from our $500,000 existing line of credit.  The line of credit has an annual interest rate of 12% and is due and payable, including any outstanding interest, on or before December 31, 2012. The line of credit is collateralized by the Company's business furniture, fixtures and equipment.

Our total current liabilities include accounts payable of $137,347 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees.

Accrued liabilities at March 31, 2011, were $77,072 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

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

We test long-lived assets quarterly for impairment or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly.  Under similar analysis no impairment charge was taken during the three month period ended March 31, 2011.  Impairment tests will be conducted on a quarterly basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the three month periods ended March 31, 2011 and 2010 we recognized $4,366 and $11,172, respectively, of stock-based compensation expense for our stock options and there was approximately $10,662 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 0.67 years.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2011 and 2010, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2010 and 2009.

	Three month period ended
	March 31, 2011	March 31, 2010
Design, contract and testing revenue	$ 12,125	$ 28,137
Total operating costs and expenses	357,195	314,884
Net other income (expense)	(2,693)	(89,289)
Net loss	(347,763)	(376,036)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)

For the three months ending March 31, 2011 revenue decreased by $16,012 compared to the same period in 2010. Part of the decrease in revenue is due to the Company concentrating its marketing strategy and resources on a limited number of customers. Management believes this approach will have the highest potential to bring commercially viable products to market by the end of 2011 or early 2012, and provide sustainable cash flow to fund the Company's operations. Currently, overall revenues are not sufficient to sustain our operations and management does not anticipate that revenues will significantly increase until we are in a full production phase of a long-term licensing or manufacturing contract.

Revenue for the 2011 and 2010 interim periods was from design, contract and limited production. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.

Of the $357,195 total operating costs and expenses for the three months ending March 31, 2011,  $45,441 was for direct research and development cost.  Of the $314,884 total operating cost and expense for the three months ending March 31, 2010,  $75,702 was for direct research and development cost.

Total operating expenses increased by $42,311 for the three months ended March 31, 2011, when compared to the same period in 2010. Part of the increase was due to the increase in consulting fees associated with our agreement with Mr. Suhkmander Bedi and an increase of investor relations fees for the three month period.  The operating expense increase was more than offset by the decrease in interest expense and amortization of discounts on the related party convertible notes outstanding during the same period 2010.

Due to minimal revenues and overall operating costs and expenses, we recorded a net loss and loss per share for both the 2011 and 2010 periods.  Management expects losses to continue in the short term.

The chart below presents a summary of our condensed consolidated balance sheets at March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
Cash and cash equivalents	$ 25,909	$ 6,027
Total current assets	63,921	63,956
Total assets	6,392,500	6,443,916
Total liabilities	378,377	206,396
Deficit accumulated during the development stage	(17,128,626)	(16,780,863)
Total stockholders’ equity	$ 6,014,123	$ 6,237,520

Cash and cash equivalents increased $19,882 at March 31, 2011 compared to December 31, 2010.  The increase in cash resulted from collection efforts of accounts receivable during the first quarter 2011.  Our non-current assets decreased at March 31, 2011 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $290,760, net of depreciation; patents and proprietary technology of $664,905, net of amortization; goodwill of $5,356,414 and long-term deposits of $16,500 associated with the facility operating lease and pending patents.

Current liabilities increased by $21,981 at March 31, 2011, and the increase was the result of increases in accrued liabilities for investor relations and attorneys' fees. Total liabilities increased by $171,981 during the three months ended March 31, 2011 due to the $150,000 draws against our line of credit to fund operations.

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

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended March 31, 2011 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the quarter ended March 31, 2011 we had negative cash flows from operating activities of $130,118.  We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

Based on projected business development, we will need to complete a second production line and have it installed and approved by the end 2012.  The second manufacturing line is expected as a result of anticipated increased manufacturing demand and improved manufacturing efficiencies.  We have completed installation of our first production line and anticipate qualifying our manufacturing facility for ISO/TS-16949 certification as the Company successfully obtains additional manufacturing contracts during 2011 and into 2012.  However, we cannot assure you that we will satisfy ISO/TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our automotive customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

On January 31, 2011 the Company issued 90,250 restricted shares at $.33 per share, in lieu of cash, to Suhkmander Beddi for marketing and consulting services in cancellation of $30,000 of the Company's debt.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On February 8, 2011, the Company issued 200,000 restricted shares at $.45 per share, in lieu of cash, for payment to the Chesapeake Group for investor relations services valued at $90,000. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

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

3.1

Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)

3.2

Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)

10.1

Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)

10.2

Addendum to Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated April 1, 2009 (incorporated by reference to exhibit 10.2 of Form 10-Q filed May 14, 2009)

10.3

Promissory Note and Loan Agreement between Flexpoint Sensor and Maestro Investments, LLC, dated November 2, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: May 13, 2011

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer