Form 10-Q
period 2011-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2011-08-15
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2011

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

801-568-5111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 36,045,014 as of August 2, 2011.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2011 and

    December 31, 2010

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three

  and Six Months Ended June 30, 2011 and 2010 and for the Cumulative Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through June 30, 2011

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three

               and Six Months Ended June 30, 2011 and 2010 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through June 30, 2011

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3. Quantitative and Qualitative Disclosures about Market Risk

17

Item 4. Controls and Procedures

17

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 6.  Exhibits

 19

Signatures

20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of June 30, 2011, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2011 and 2010, and condensed consolidated statements of cash flows for the three and six month periods ended June 30, 2011 and 2010 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2010 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange commission on April 15, 2011. The cumulative financial information from February 24, 2004 (the date of emergence from bankruptcy) through June 30, 2011, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month periods ended June 30, 2011 and 2010, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

`

 FLEXPOINT SENSOR SYSTEMS

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

	Jun 30, 2011	Dec 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 18,746	$ 6,027
Accounts receivable	17,040	36,600
Inventory	7,738	9,440
Deposits and prepaid expenses	11,683	11,889
Total Current Assets	55,207	63,956
Long-Term Deposits	16,500	10,500
Property and Equipment, net of accumulated depreciation of $324,367 and $265,720	262,027	320,673
Patents and Proprietary Technology, net of accumulated amortization of $322,799 and $268,612	638,186	692,373
Goodwill	5,356,414	5,356,414
Total Assets	$ 6,328,334	$ 6,443,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 201,768	$ 123,865
Accounts payable - related party	8,517	19,000
Accrued liabilities	151,695	56,411
Deferred revenue	2,600	7,120
Short-term convertible notes payable	250,000	-
Total Current Liabilities	614,580	206,396
Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized; 36,045,014 and 35,754,764 shares issued and outstanding	36,045	35,754
Additional paid-in capital	23,161,119	23,032,629
Stock subscription receivable	-	(50,000)
Deficit accumulated during the development stage	(17,483,410)	(16,780,863)
Total Stockholders' Equity	5,713,754	6,237,520
Total Liabilities and Stockholders' Equity	$ 6,328,334	$ 6,443,916

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARITES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATONS

(UNAUDITED)

					For the
					cumulative
					period from
					February
					24, 2004
					(Date of
	Three	Three	Six	Six	emergence
	Months	Months	Months	Months	from
	Ended	Ended	Ended	Ended	bankruptcy)
	June 30,	June 30,	June 30,	June 30,	through
	2011	2010	2011	2010	June 30, 2011

Design, Contract and Testing Revenue	$ 20,923	$ 18,948	$ 33,048	$ 47,085	$ 858,784

Operating Costs and Expenses
Amortization of patents and proprietary technology	26,719	31,749	54,187	63,497	998,674
Cost of revenue	7,807	5,593	10,488	7,150	164,482
Administrative and marketing expense	264,605	239,427	546,210	445,304	11,663,920
Research and development expense	73,168	108,075	118,609	183,777	2,849,304
Impairment of long-term assets	-	-	-	-	546,562
Total Operating Costs and Expenses	372,299	384,844	729,494	699,728	16,222,942

Other Income and Expenses
Interest expense	(3,408)	(90,986)	(6,101)	(180,289)	(2,302,076)
Interest income	-	-	-	14	131,790
Sublease rent income	-	-	-	-	11,340
Other income	-	175	-	175	3
Loss on sale of equipment	-	-	-	-	(811)
Gain on stock debt exchange	-	-	-	-	40,502
Net Other Income (Expense)	(3,408)	(90,811)	(6,101)	(180,100)	(2,119,252)

Net Loss	$(354,784)	$ (456,707)	$ (702,547)	$ (832,743)	$(17,483,410)

Basic and Diluted Loss
Per Common Share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.03)

Basic and Diluted Weighted-
Average Common Shares Outstanding	36,045,014	26,591,232	35,988,066	26,591,232

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSITIARIES

(A Development State Company)

CONDENSED CONOLISTED STATEMENT OF CASH FLOWS

(Unaudited)

			Cumulative
			From the
			Feb. 24, 2004
			(Date of
	For the Six	For the Six	Emergence
	Months	Months	From
	Ended	Ended	Bankruptcy)
	June 30,	June 30,	Through
	2011	2010	June 30, 2011
Cash Flows from Operating Activities:
Net loss	$ (702,547)	$(832,743)	$ (17,483,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58,647	60,564	971,557
Amortization of patents and proprietary technology	54,187	63,497	998,674
Impairment of long-lived assets	-	-	546,562
Issuance of common stock and warrants for services	90,000	6,050	3,467,784
Expenses paid by increase in convertible note payable	-	-	82,200
Amortization of discount on note payable	-	127,419	2,230,654
Stock-based compensation expense for employees	8,780	22,468	1,840,221
Loss on asset disposal	-	-	2,437
Loss on extinguishment of debt	-	-	22,966
Loss on conversion of notes payable to common stock	-	-	7,800
Changes in operating assets and liabilities:
Accounts receivable	19,560	(11,104)	(17,040)
Inventory	1,702	44	(7,738)
Deposits and prepaid expenses	(5,794)	(11,257)	(28,183)
Accounts payable	77,903	79,585	(6,336)
Accounts payable - related parties	(10,483)	-	8,517
Accrued liabilities	125,284	197,723	179,203
Deferred revenue	(4,520)	-	(341,150)
Net Cash Used in Operating Activities	(287,281)	(297,754)	(7,525,282)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	-	(200,119)
Payments for patents	-	-	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	-	-	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	-	5,622,157
Proceeds for subscriptions receivable	50,000		50,000
Principal payments on notes payable - related parties	-	-	(510,300)
Proceeds from notes payable - related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	250,000	300,000	2,445,807
Net Cash Provided by Financing Activities	300,000	300,000	8,052,964
Net Change in Cash and Cash Equivalents	12,719	2,246	16,695
Cash and Cash Equivalents at Beginning of Period	6,027	12,680	2,051
Cash and Cash Equivalents at End of Period	$ 18,746	$ 14,926	$ 18,746
Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -	$ 16,995
Cash paid for income taxes	-	-	-
Supplemental Disclosure on Noncash Investing and Financing Activities
Stock issued for debt	30,000		30,000
Outstanding notes payable converted to stock	-	-	3,218,599
Expiration of warrants outstanding	-	-	2,361,785
Subscriptions receivable	-		50,000
Recognition of discounts on convertible notes payable	-	170,000	2,069,003
Extinguishment of unamortized discount on modified convertible notes payable	-	-	(17,477)
Accounts payable converted to notes payable	-	-	22,200

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

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using Bend Sensors® flexible potentiometer technology. The Company is in the development stage as significant production and revenue generation have not yet commenced on a sustainable basis.  Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking long-term manufacturing contracts. Even though the Company has made significant strides forward with its business plan, it is likely that additional progress may not occur within the next six to eight months due primarily to the time necessary to negotiate long-term manufacturing and production agreements. Accordingly, the Company is not anticipating  significant revenues until the fourth quarter 2011, and will require additional financing to fund its short-term cash needs. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $18,746 at June 30, 2011 and $6,027 at December 31, 2010 represent cash on deposit in various bank accounts with two separate financial institutions.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Due to the limited amount of transactions, collectability of the trade receivables is reasonably assured, therefore the Company has not created an allowance for doubtful accounts. Contracts associated with design and development engineering requires a deposit of up to 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. As the Company’s revenues and customer base increase, an allowance policy will be established.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  The Company’s analysis did not indicate any impairment of assets as of June 30, 2011.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of June 30, 2011.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2011, there were outstanding options to purchase 1,724,000 shares of common stock.  These options were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

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

During the six month periods ended June 30, 2011 and 2010, the Company recognized $8,780 and $22,468 of stock-based compensation expense, respectively. There were 1,724,000 employee stock options outstanding at June 30, 2011.  A summary of all employee options outstanding and exercisable under the plan as of June 30, 2011, and changes during the six months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,799,000	$ 1.27	4.68	$ -

Granted	-	-	-	-

Expired	-	-	-	-
		-
Forfeited	(75,000)	1.26	-	-

Outstanding at the end of Period	1,724,000	$ 1.27	4.18	13,800

Exercisable at the end of Period	1,569,000	$ 1.36	4.18	6,900

As of June 30, 2011, there was approximately $6,248 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 0.47 years.

NOTE 3 – ISSUANCE OF STOCK

On January 31, 2011 the Company issued 90,250 restricted shares at $.33 per share, in lieu of cash, to a consultant for marketing consulting services in cancellation of $30,000 of the Company's debt.

On February 8, 2011, the Company issued 200,000 restricted shares at $.45 per share, in lieu of cash, for payment for investor relations services valued at $90,000.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 22, 2011, the Company issued 1,666,667 restricted shares to an escrow account to be held in the name of Maestro Investment LLC ("Maestro"). The shares in escrow are held as collateral against the $500,000 convertible line of credit as provided for in the note agreement. Because the shares are considered to be contingently issued they were not included in the reported outstanding share balance or in the calculation of EPS as of June 30, 2011. Should Maestro exercise their option to convert the outstanding balance of the note, the converted number of shares will no longer be considered contingent and will be included in the reported outstanding share balance and in the EPS calculation.

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

The Company has a related party payable to its President, CEO and Director for reimbursement of travel and other related expenses incurred on behalf of the Company. The amount due to the President as of June 30, 2011 and December 31, 2010 is $4, 017 and $12,000, respectively.

The Company has a related party payable to its Chief Financial officer for services provided to the Company. The amount due to the Chief Financial Officer as of June 30, 2011 and December 31, 2010 is $4,500 and $7,000, respectively.

NOTE 5 –  NOTES PAYABLE

On November 2, 2010 the Company secured a $500,000 line of credit from Maestro Investments. LLC. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012.  The note has a conversion feature that provides Maestro with the option to convert any outstanding balance of the note to the Company's restricted common shares at $0.30 per share or other amount to be agreed upon . The line of credit is secured by the Company's assets including, but not limited to, business furniture, fixtures equipment and 1,666,667 restricted shares held in escrow. During the six months ending June 30, 2011 the Company drew down $250,000 of the line of credit to fund its operations.

NOTE 6 – OPERATING LEASES

In April 2009, the Company amended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the new terms of the operating lease the average monthly payments are $8,450, including common area

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

maintenance through December 2011. Management has discussed further extension of the lease under similar terms and should have the specific terms finalized before the current lease expires. The total future minimum payments under this lease as of June 30, 2011 are as follows:

                        Year End December 31

2011

$50,700

Total

$50,700

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

NOTE 8 - COMMITMENT

On January 1, 2011 the Company extended its marketing agreement with Mr. Sukhminder Bedi through December 31, 2011. Under the agreement Mr. Bedi is to be paid $5,000 per month for his services, of which Mr. Bedi has agreed to accept shares of the Company's restricted stock in lieu of cash payable quarterly. The number of shares issued will be based upon the average quarterly market price of the stock.

 NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement – In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to the date of the balance sheet presented of June 30, 2011 the board issued a resolution authorizing the issue of 72,900 restricted shares to Mr. Sukhminder for his services for the first six months of 2011. As of the date of filing these shares have not been issued.

On August 8, 2011 the Company issued a promissory note for $40,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before July 31, 2012 and has a conversion feature for restricted common shares at $0.20 per share

 In this quarterly report references to “Flexpoint", "the Company," “we,” “us,” and “our” refer to Flexpoint Sensor Systems, Inc. and its subsidiaries.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a development stage company principally engaged in designing, engineering and manufacturing bend sensor technology and devises using its patented Bend Sensor® technology, (a flexible potentiometer technology). For the past three years we have been making improvements to our technology and proving the versatility and durability of the Bend Sensor® by manufacturing Bend Sensor® devices and related products and introducing these to a variety of industries.  We own nine patents and have filed for additional patents and are in the process of filing for more. The Company is currently manufacturing several products that are being sold and supplied to its current customers. We are also working with several customers on the jointly developing additional commercially viable product in the automotive, medical and industrial industries. We are working towards expansion of our customer base as our patented technology continues to gain recognition in the market. Over the next six to nine months we will concentrate most of our marketing efforts and limited financial resources on projects that we believe can be brought to market in the shortest period of time. We anticipate having as many as 5 to 10 different products featuring our patented Bend Sensor® technology on the market over the next 8 to 12 months including products in the automotive industry.

During 2010 our management announced a modification of our business model to more aggressively focus on smaller contracts and production orders that produce immediate income for the Company, which has generated more recognition of the technology and interest in the Bend Sensor's® depth and breadth of capabilities   We are currently working with and will continue to focus on larger contracts in the medical bed and automotive industry, but will also seek smaller contracts that can generate immediate cash flow.  As a result management expects a continued increase in our customer base which will increase interest in our Bend Sensor® technologies and devices which has been leveraged into additional inquires and potential future growth.

During the past six months we have entered into several new agreements to develop new types of products for our Bend Sensor® technologies and have received small production orders from existing customers. We have made improvements on our initial prototype for a Home Monitoring Presence Detection System using our Bend Sensor® technologies and have received development and design orders from NASA and a toy and gaming manufacturer.  In addition, we continue working with automotive Tier 1 suppliers in the US and Europe for our horn switch, comfort seat application, steering wheel alertness detection system and seat belt reminder switch. The U.S. auto manufacturers are currently seeking new technology that will help make their cars lighter and more fuel efficient. We have completed several prototypes for testing in all of the above mentioned applications and have received positive results. We believe that once the Bend Sensor® has been approved and implemented in an automobile application, due to its low cost, durability and light weight, we believe the Bend Sensor® will be in a position to replace many of the legacy sensors currently in use in today's automobiles.

We continue to manufacture products for Intertek Industrial Corp. Their ProTeck System is an automotive seat monitoring device integrated into emergency response vehicles.  This monitoring device places the Company’s Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in ambulances and is being tested for use in other types of emergency vehicles.  The Company believes that through its relationship with Intertek it will further validate its technology in the automotive and safety industries. We have received inquires for similar systems for buses, cabs and heavy equipment operators to ensure the safety of the their drivers

Through its Joint Development and Manufacturing Agreement with R&D Product the Company has developed a patented medical bed technology. Using the Bend Sensor® technology and accompanying electronics the bed is able to determine the position of the person in the bed and how they are moved. The bed has the ability to roll a patient left or right to relieve pressure areas as well as facilitate dressing changes. Needed adjustments can be made through relieving pressure areas to meet the required standards of care and patient comfort. The medical application for the bed was originally scheduled to launch in mid to late 2009, however due to management changes, and an acquisition the project has been delayed. In addition, in June 2010 the Company initiated a legal action against R&D Products, LLC and our management is unsure of the effect that this action may have on our relationship with R&D Products and its Licensee (See note 7 of the financial statements).

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

The down turn of the global economy and the current uncertainties in the health care industry resulted in a slower roll out of this bed technology by the Licensee, which required the Company to revise its earlier production ramp up estimates and lowered the projected revenues. The Company continues to work on improvements to the mattress as they develop a long-term marketing strategy for its estimated roll out and production ramp up during the latter half of 2011 and into 2012.

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

The widespread credit crisis and devaluation of the dollar has reduced consumer's purchasing power and resulted in an overall down turn in consumer confidence. These factors have contributed to lower consumer spending and investments by companies and have resulted in a worldwide slowing of the global economy. While all sectors of the economy experienced difficult times, the automotive industry was particularly challenged. Over the past two fiscal years most worldwide automakers saw double digit declines in profits, and others were required to seek protection through bankruptcy. However, so far in 2011 U.S. auto manufacturers have seen an increase in demand for more fuel efficient, smaller cars which is increasing their revenues and profits. As this trend continues we anticipate more investment by the auto industry in new technologies like the Bend Sensor® and Bend Sensor® related technologies and products.

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

On November 2, 2010 the Company secured a $500,000 line of credit from Maestro Investments. LLC. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012.  During the six months ending June 30, 2011 the Company drew down $250,000 of the line of credit to fund its operations.

On November 5, 2010, in lieu of paying cash, the Company issued 7,590,663 restricted shares of stock to related parties and existing shareholders and canceled the Company's debt related to outstanding convertible notes. Associated with this transaction was a subscription receivable of $50,000. On May 9, 2011 the Company received the full payment of $50,000 for the subscription receivable.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at June 30, 2011 consist of our operating lease and total liabilities of $614,580 which includes $250,000 of long-term notes payable related to our existing line of credit. Under the terms of our operating lease the average monthly payments are $8,450, including common area maintenance through December 31, 2011. The total future minimum payments under this lease as of June 30, 2011 are $50,700.

During the first six months of 2011 we drew $250,000 from our $500,000 existing line of credit.  The line of credit has an annual interest rate of 12% and is due and payable, including any outstanding interest, on or before December 31, 2012. The line of credit is collateralized by the Company's business furniture, fixtures, equipment and 1,666,667 restricted shares of the Company's common stock held in escrow.

Our total current liabilities include accounts payable of $201,768 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees.

Accrued liabilities at June 30, 2011, were $151,695 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

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

We test long-lived assets for impairment quarterly or when a triggering event occurs.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly.  Under similar analysis no impairment charge was taken during the six month period ended June 30, 2011.  Impairment tests will be conducted on a quarterly basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the six month periods ended June 30, 2011 and 2010 we recognized $8,780 and $22,468, respectively, of stock-based compensation expense for our stock options and there was approximately $6,248 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 0.47 years.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2011 and 2010, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2010 and 2009.

	Three month period ended		Six month period ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Design, contract and testing revenue	$ 20,923	$ 18,948	$ 33,048	$ 47,085

Total operating costs and expenses	372,299	384,844	729,494	699,728

Net other income (expense)	(3,408)	(90,811)	(6,101)	(180,100)

Net loss	(354,784)	(456,707)	(702,547)	(832,743)

Basic and diluted loss per common share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.03)

For the three months ending June 30, 2011 revenue increased by $1,975 compared to the same period in 2010.  Over the six months ending June 30, 2011 revenues decreased by $14,037. The fluctuation in revenue is due to the Company concentrating its marketing strategy and resources on a limited number of customers. Management believes this approach will have the highest potential to bring commercially viable products to market by the end of 2011 or early 2012, that will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations and management does not anticipate that revenues will significantly increase until we are in a full production phase of a long-term licensing or manufacturing contract.

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

Of the $372,299 and $729,494 total operating costs and expenses for the three and six months ending June 30, 2011 $73,168 and $118,609 were for direct research and development cost, respectively.  Of the $384,844 and $699,728 total operating cost and expense for the three and six months ending June 30, 2010, $108,075 and $183,777 were for direct research and development cost, respectively. Under our current business model to aggressively seek smaller, quicker to market contracts our research and development costs have decreased.

For the three months ending June 30, 2011, total operating expenses decreased by $12,545 when compared to the same time period in 2010. Total operating expenses increased by $29,766 for the six months ending June 30, 2011 compared to the same six month period in 2010. The increase in operating expenses for the six month periods was due to the increase in consulting fees associated with our agreement with Mr. Sukhminder Bedi and an increase of investor relations fees for the first quarter of this year.  The increase in operating expenses was more than offset by a decrease of $174,188 in interest expense for the six months ending June 30, 2011 compared to the same six month period in 2010. The interest expense was associated with the amortization of discounts on the related party convertible notes outstanding as of June 30, 2010.

Due to minimal revenues and overall operating costs and expenses, we recorded a net loss and loss per share for both the three and six months ending June 30, 2011 and for the same periods in 2010.

The chart below presents a summary of our condensed consolidated balance sheets at June 30, 2011 and December 31, 2009

SUMMARY OF BALANCE SHEET INFORMATION

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$ 18,746	$ 6,027

Total current assets	55,207	63,956

Total assets	6,328,334	6,443,916

Total liabilities	61 4,580	206,396

Deficit accumulated during the development stage	(17,483,410)	(16,780,863)

Total stockholders' equity	$ 5,713,754	$ 6,237,520

Cash and cash equivalents increased $12,719 at June 30, 2011 compared to December 31, 2010.  The increase in cash resulted from collection efforts of accounts receivable during the first and second quarter 2011.  Our non-current assets decreased at June 30, 2011 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $262,027, net of depreciation; patents and proprietary technology of $638,186, net of amortization; goodwill of $5,356,414 and long-term deposits of $16,500 associated with the facility operating lease and pending patents.

Total liabilities increased by $ 408,184 at June 30, 2011, the increase was the result of increases in accrued liabilities for investor relations , attorneys' fees associated with our current litigation (see note 7 above) , and the $250,000 draws against the line of credit to fund operations . On February 8, 2011 the Company issued 200,000 restricted shares of its common stock as payment for the first quarter's investor relations fees, thereby reducing the amount of accrued liability. There was no such issue during the second quarter 201 1.

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

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended June 30, 2011 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the six months ending June 30, 2011 we had negative cash flows from operating activities of $287,281.  We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

Based on projected business development and existing customer, we anticipate needing to complete a second production line and have it installed and approved by the end 2012. The second manufacturing line is expected as a result of anticipated increased manufacturing demand and improved manufacturing efficiencies.  We have completed installation of our first production line and anticipate qualifying our manufacturing facility for ISO/TS-16949 certification as the Company successfully obtains additional manufacturing contracts during 2011 and into 2012.  However, we cannot assure you that we will satisfy ISO/TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our automotive customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2011 the Company issued 90,250 restricted shares at $33 per share, in lieu of cash, to Sukhminder Beddi for marketing consulting services in cancelation of $30,000 of the Company's debt.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On February 8, 2011, the Company issued 200,000 restricted shares at $.45 per share, in lieu of cash, for payment to the Chesapeake Group for investor relations services valued at $90,000. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On May 22, 2011, the Company issued 1,666,667 restricted shares at $0.30 per share to Maestro Investment LLC, to be held in escrow as additional collateral provided for in the note agreement. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

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

3.1

Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)

3.2

Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)

10.1

Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)

10.2

Addendum to Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated April 1, 2009 (incorporated by reference to exhibit 10.2 of Form 10-Q filed May 14, 2009)

10.3

Line of Credit between Maestro Investment, LLC and Flexpoint Sensor dated November 2, 2011 (Incorporated by reference to exhibit 10.3 to Form 10-Q, filed May 16, 2011)

101.INS

XBRL Instance Document

101.SCH

XBRL Taxonomy Extension Schema Document

101.CAL

XBRL Taxonomy Calculation Linkbase Document

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB

XBRL Taxonomy Label Linkbase Document

101.PRE

XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: August 12, 2011

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer