Form 10-Q
period 2011-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2011-11-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2011

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 36,117,915 as of November 11, 2011.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2011 and

    December 31, 2010

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three

  and Nine Months Ended September 30, 2011 and 2010 and for the Cumulative Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through September 30, 2011

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the

               Nine Months Ended September 30, 2011 and 2010 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through September 30, 2011

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

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 6.  Exhibits

 19

Signatures

20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2011, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2011 and 2010, and condensed consolidated statements of cash flows for the nine month periods ended September 30, 2011 and 2010 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2010 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange commission on April 15, 2011. The cumulative financial information from February 24, 2004 (the date of emergence from bankruptcy) through September 30, 2011, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine month periods ended September 30, 2011 and 2010, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 31,967	$ 6,027
Accounts receivable	26,840	36,600
Inventory	7,348	9,440
Deposits and prepaid expenses	11,698	11,889
Total Current Assets	77,853	63,956
Long-Term Deposits	16,500	10,500
Property and Equipment, net of accumulated depreciation of $352,336 and $265,720	234,058	320,673
Patents and Proprietary Technology, net of accumulated amortization of $349,518 and $268,612	611,466	692,373
Goodwill	5,105,657	5,356,414
Total Assets	$ 6,045,534	$ 6,443,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 239,448	$ 123,865
Accounts payable - related party	6,967	19,000
Accrued liabilities	207,839	56,411
Deferred revenue	0	7,120
Short-term convertible notes payable	440,000	-
Total Liabilities	894,254	206,396
Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized; 36,117,915 and 35,754,764 shares issued and outstanding	36,118	35,754
Additional paid-in capital	23,195,507	23,032,629
Stock subscription receivable	-	(50,000)
Deficit accumulated during the development stage	(18,080,345)	(16,780,863)
Total Stockholders' Equity	5,151,280	6,237,520
Total Liabilities and Stockholders' Equity	$ 6,045,534	$ 6,443,916

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARITES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATONS

(UNAUDITED)

					For the
					cumulative
					period from
					February
					24, 2004
					(Date of
	Three	Three	Nine	Nine	emergence
	Months	Months	Months	Months	from
	Ended	Ended	Ended	Ended	bankruptcy)
	September 30,	September 30,	September 30,	September 30,	through
	2011	2010	2011	2010	September 30, 2011

Design, Contract and Testing Revenue	$ 18,616	$ 24,181	$ 51,664	$ 71,266	$ 877,400

Operating Costs and Expenses
Amortization of patents and proprietary technology	26,720	18,906	80,907	82,403	1,025,394
Cost of revenue	2,093	7,685	12,581	14,835	166,575
Administrative and marketing expense	249,031	233,142	795,241	678,446	11,912,951
Research and development expense	75,301	75,224	193,910	259,001	2,924,605
Impairment of long-lived assets	-	-	-	-	546,562
Impairment of goodwill	250,757	-	250,757	-	250,757
Total Operating Costs and Expenses	603,902	334,957	1,333,396	1,034,685	16,826,844

Other Income and Expenses
Interest expense	(11,879)	(154,324)	(17,980)	(334,613)	(2,313,955)
Interest income	15	-	15	14	131,805
Sublease rent income	-	-	-	-	11,340
Other income	215	(249)	215	(424)	218
Loss on sale of equipment	-	-	-	-	(811)
Gain on stock debt exchange	-	-	-	-	40,502
Net Other Income (Expense)	(11,649)	(154,573)	(17,750)	(335,023)	(2,130,901)

Net Loss	$(596,935)	$ (465,349)	$ (1,299,482)	$ (1,298,442)	$(18,080,345)

Basic and Diluted Loss
Per Common Share	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.05)

Basic and Diluted Weighted-
Average Common Shares Outstanding	36,113,952	26,683,643	36,030,489	26,683,643

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development State Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

			Cumulative
			From the
			Feb. 24, 2004
			(Date of
	For the Nine	For the Nine	Emergence
	Months	Months	From
	Ended	Ended	Bankruptcy)
	September 30,	September 30,	Through
	2011	2010	September 30, 2011
Cash Flows from Operating Activities:
Net loss	$ (1,299,482)	$(1,298,442)	$ (18,080,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	86,616	88,555	999,526
Amortization of patents and proprietary technology	80,907	82,403	1,025,394
Impairment of long-lived assets	-	-	546,562
Impairment of goodwill	250,757	-	250,757
Issuance of common stock and warrants for services	120,000	186,050	3,497,784
Expenses paid by increase in convertible note payable	-	-	82,200
Amortization of discount on note payable	-	254,991	2,230,654
Stock-based compensation expense for employees	13,242	46,380	1,844,683
Loss on asset disposal	-	-	2,437
Loss on extinguishment of debt	-	-	22,966
Loss on conversion of notes payable to common stock	-	-	7,800
Changes in operating assets and liabilities:
Accounts receivable	9,760	(7,861)	(26,840)
Inventory	2,092	909	(7,348)
Deposits and prepaid expenses	(5,809)	(5,634)	(28,198)
Accounts payable	115,583	105,983	31,344
Accounts payable - related parties	(12,033)	-	6,967
Accrued liabilities	181,427	86,777	235,346
Deferred revenue	(7,120)	-	(343,750)
Net Cash Used in Operating Activities	(464,060)	(459,889)	(7,702,061)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	-	(200,119)
Payments for patents	-	-	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	-	-	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	-	-	5,622,157
Proceeds for subscriptions receivable	50,000		50,000
Principal payments on notes payable - related parties	-	-	(510,300)
Proceeds from notes payable – related parties	-	-	445,300
Proceeds from borrowings under convertible note payable	440,000	450,000	2,635,807
Net Cash Provided by Financing Activities	490,000	450,000	8,242,964
Net Change in Cash and Cash Equivalents	25,940	(9,889)	29,916
Cash and Cash Equivalents at Beginning of Period	6,027	12,680	2,051
Cash and Cash Equivalents at End of Period	$ 31,967	$ 2,791	$ 31,967
Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -	$ 16,995
Cash paid for income taxes	-	-	-
Supplemental Disclosure on Noncash Investing and Financing Activities
Stock issued for debt	60,000		60,000
Outstanding notes payable converted to stock	-	-	3,218,599
Expiration of warrants outstanding	-	-	2,361,785
Subscriptions receivable	-	-	50,000
Issuance of common stock and warrants for services	-	186,050	3,216,303
Recognition of discounts on convertible notes payable	-	195,000	2,069,003
Extinguishment of unamortized discount on modified convertible notes payable	-	-	(17,477)
Accounts payable converted to notes payable	-	-	22,200

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2011. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using Bend Sensors® flexible potentiometer technology. The Company is in the development stage as significant production and revenue generation have not yet commenced on a sustainable basis.  Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing and seeking long-term manufacturing contracts. Even though the Company has made significant strides forward with its business plan, it is likely that additional progress may not occur within the next six months due primarily to the time necessary to negotiate long-term manufacturing and production agreements. Accordingly, the Company is not anticipating significant revenues until mid 2012, and will require additional financing to fund its short-term cash needs. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $31,967 at September 30, 2011 and $6,027 at December 31, 2010 represent cash on deposit in various bank accounts with two separate financial institutions.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided, including any shipping and handling fees. Due to the limited amount of transactions, collectability of the trade receivables is reasonably assured, therefore the Company has not created an allowance for doubtful accounts. Most contracts associated with design and development engineering require a deposit of up to 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. As the Company’s revenues and customer base increase, an allowance policy will be established.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company’s analysis did not indicate any impairment of assets as of September 30, 2011.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of September 30, 2011.

Research and Development – Research and development costs are recognized as an expense during the period incurred until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs using a fair value approach. A fair-value-based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its net assets. This test requires various judgments and estimates. The fair value of the Company is allocated to the Company’s assets and liabilities based upon their fair values with the excess fair value allocated to goodwill. An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value..

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2011, there were outstanding options to purchase 1,724,000 shares of common stock, and 1,666,667 restricted shares held in escrow as collateral for the $500,000 line of credit from Maestro Investment LLC executed in November 2010.  Due to the decline in share price the Company, if requested by Maestro, has agreed to increase the escrowed collateral shares to 2,500,000. These options and escrowed shares were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

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

The Company continues to utilize the Black-Scholes option-pricing model for calculating the fair value as defined by ASC Topic 718, which is an acceptable valuation approach under ASC 718. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company’s common stock has limited trading history. The Company uses the simplified method to calculate the expected term. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options.

During the nine month periods ended September 30, 2011 and 2010, the Company recognized $13,242 and $46,380 of stock-based compensation expense, respectively. There were 1,724,000 employee stock options outstanding at September 30, 2011.  A summary of all employee options outstanding and exercisable under the plan as of September 30, 2011, and changes during the nine months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,799,000	$ 1.27	4.68	$ -

Granted	-	-	-	-

Expired	-	-	-	-

Forfeited	(75,000)	1.26	-	-

Outstanding at the end of Period	1,724,000	$ 1.27	3.93	-

Exercisable at the end of Period	1,609,000	$ 1.34	3.93	-

As of September 30, 2011, there was approximately $1,786 of unrecognized compensation cost related to employee stock options that will be recognized over a weighted average period of approximately 0.40 years.

NOTE 3 – ISSUANCE OF STOCK

On January 31, 2011 the Company issued 90,250 restricted shares at $0.33 per share, in lieu of cash, to a consultant for marketing consulting services in cancellation of $30,000 of the Company's debt.

On February 8, 2011, the Company issued 200,000 restricted shares at $0.45 per share, in lieu of cash, for payment for investor relations services valued at $90,000.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 22, 2011, the Company issued 1,666,667 restricted shares to an escrow account to be held in the name of Maestro Investment LLC ("Maestro"). The shares in escrow are held as collateral against the $500,000 convertible line of credit as provided for in the note agreement. Because the shares are considered to be contingently issued shares they were not included in the reported outstanding share balance or in the calculation of EPS as of September 30, 2011. Due to the recent decline in the Company's share price the Company has agreed, if requested by Maestro, to issue an additional 833,333 shares to Maestro as additional collateral. Should Maestro exercise their option to convert the outstanding balance of the note, all of the escrowed converted number of shares will no longer be considered contingent and will be included in the reported outstanding share balance and in the EPS calculation.

On July 6, 2011, the Company issued 31,736 restricted shares at $0.47 per share and 41,164 restricted shares at $0.36 per share, in lieu of cash, to a consultant for marketing consulting services valued at $30,000.

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

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented medical bed technology. On that same day the Company, R&D Products and the Licensee entered into a long-term joint manufacturing agreement for R&D’s medical bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related medical products through 2018 with an option to renew each year thereafter. Production schedules with specific quantities and deadlines are still being outlined (see Note 7. "Litigation"). At this time management is unsure the effect their litigation with R&D will have on this agreement with R&D or its Licensee.

The Company has a related party payable to its President, CEO and Director for reimbursement of travel and other related expenses incurred on behalf of the Company. The amount due to the President as of September 30, 2011 and December 31, 2010 is $3,967 and $12,000, respectively.

The Company has a related party payable to its Chief Financial officer for services provided to the Company. The amount due to the Chief Financial Officer as of September 30, 2011 and December 31, 2010 is $3,000 and $7,000, respectively.

NOTE 5 – NOTES PAYABLE

On November 2, 2010 the Company secured a $500,000 line of credit from Maestro Investments. LLC. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012.  The note has a conversion feature that provides Maestro with the option to convert any outstanding balance of the note to the Company's restricted common shares at $0.30 per share, or other amount to be agreed upon. Due to the recent decline in the Company's stock price the Company has agreed, if requested by Maestro, to issue an additional 833,333 shares as collateral for the line of credit. The line of credit is secured by the Company's assets including, but not limited to, business furniture, fixtures equipment and up to

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2,500,000 restricted shares held in escrow. During the nine months ending September 30, 2011 the Company drew down $400,000 of the line of credit to fund its operations.

On August 8, 2011 the Company issued a promissory note for $40,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before July 31, 2012 and has a conversion feature for restricted common shares at $0.20 per share.

NOTE 6 – OPERATING LEASES

In April 2009, the Company amended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the new terms of the operating lease the average monthly payments are $8,450, including common area maintenance through December 2011. Management has discussed further extension of the lease under similar terms and should have the specific terms finalized before the current lease expires. The total future minimum payments under this lease as of September 30, 2011 are as follows:

Year Ended December 31

2011	$ 25,350
Total	$ 25,350

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

NOTE 10 - IMPAIRMENT OF GOODWILL

For the nine months ended September 30, 2011, the Company recorded an impairment charge in the amount of $250,757 to reduce the carrying value of goodwill to its estimated fair value. In conjunction with the impairment testing the Company considered factors such as the global market volatility, variables in the economy and a decline in the market price of the Company's stock and market capitalization for a sustained period, as indicators for a potential goodwill impairment. In performing the impairment test for the nine months ended September 30, 2011, the analysis compared the carrying value of the Company's net assets to the estimated fair value of the Company.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a development stage company principally engaged in designing, engineering and manufacturing bend sensor technology and devises using its patented Bend Sensor® technology, (a flexible potentiometer technology). For the past three years we have been making improvements to our technology and proving the versatility and durability of the Bend Sensor® by manufacturing Bend Sensor® devices and related products and introducing these to a variety of industries. We own nine patents and are in the process of filing for more. The Company is currently manufacturing several products that are being sold and supplied to its current customers. We are also working with several customers on jointly developing additional commercially viable product in the automotive, medical and industrial industries. We are working towards expansion of our customer base as our patented technology continues to gain recognition in the market. Over the next six months we will concentrate most of our marketing efforts and limited financial resources on current projects that we believe can be brought to market in the shortest period of time. We anticipate having as many as 5 to 10 different products featuring our patented Bend Sensor® technology on the market over the next 8 to 12 months including products in the automotive, residential home care and industrial control industries.

During the past nine months we have entered into several new agreements to develop new types of products for our Bend Sensor® technologies and have received small production orders from existing customers. We have made improvements on our initial prototype for a Home Monitoring Presence Detection System using our Bend Sensor® technologies and have received development and design orders from NASA and a toy and gaming manufacturer.  In addition, we continue working with significant market makers and Tier 1 automotive suppliers in the U.S. and Europe for our horn switch, comfort seat application, steering wheel alertness detection system and seat belt reminder switch.

In management's opinion the desire of U.S. manufacturers to have lighter weight more fuel efficient cars will be to our advantage. Our Bend Sensor® is lighter in weight, has fewer moving parts than conventional sensing devices, is more versatile and, due to its unique design is more cost effective. Product and design changes in the automotive industry are slow, averaging two to three years before actually being incorporated into a commercially viable automotive platform. Because we are currently working with several Tier 1 suppliers, we believe we are poised to provide the next generation of sensing devises to the industry. With the likelihood of higher fuel and manufacturing costs, the auto industry is in the process of developing more fuel-efficient and alternative-fuel type (“green”) vehicles that will need to be lighter in weight, less complicated in design, and more cost effective to run and build. Due to the advanced technology of the Bend Sensor® and its versatility of applications we believe we can be a part of the changes needed in the automotive, energy and technological industries.

We continue to manufacture products for Intertek Industrial Corp. Their ProTek System is an automotive seat monitoring device integrated into emergency response vehicles.  This monitoring device places the Company’s Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in ambulances and is being tested for use in other types of emergency vehicles. Through its relationship with Intertek the Company has further validated its technology in the automotive and safety industries and  is currently working with other companies on similar systems for buses, cabs and heavy equipment operators to ensure the safety of the their passengers and drivers.

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

The bed technology has a commercial application that will be marketed as an in-home specialty mattress. The specialty (non-innerspring) segment of the bedding market has been growing rapidly over the past six to seven years. With the increasing demand of specialty mattresses almost every mattress company has a specialty bed they promote. The Company has had some discussions with mattress companies who have expressed interest in the concept. In June 2010 the Company initiated legal action against R&D Products, LLC and at this time management is unsure of the effect that this action may have on our relationship with R&D Products and its Licensee of the medical bed application of the Bend Sensor® technology (See note 7 of the financial statements).

Finalizing additional long-term revenue generating production contracts with other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we have made positive strides forward with our business plan, it is likely that significant progress may not occur for the next eight months, primarily due to the time it takes for negotiating such contracts.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable over the next six to nine months.

In 2010 we entered into a Technology Development Agreement with Design HMi, LLC, which has extensive experience, contact and knowledge involving product design and development in the automotive industry. This relationship has opened additional automotive opportunities for the implementation of the Bend Sensor® technology for the automotive industry that should be realized in 2012.

On October 7, 2011 we entered into a joint venture and marketing agreement with Victor. The agreement includes provisions to jointly develop custom sensors to be used in Victor's RimSense Technology. Victor S.r.l of Italy is a 30-year-old diversified company located in Verona, Italy. Victor has grown from the hand-crafting steering wheel company in to one that offers a wide range of products for the automotive, truck and marine industries.

On November 1, 2011 we announced our recently executed a Marketing and Agency Agreement with Mobicon Electronic Supplies Company to market Flexpoint's sensors and specialty products in China and Asia. Mobicon was established in 1983 and initially engaged in the retail and wholesale business of electronic and computer components.  Mobicon’s business has a global reach in the distribution of electronic components, equipment, automation, computer and computer accessories and has over 5000 customers located in 72 countries.

Management believes with the signing of the Victor Joint Venture Agreement and the Mobicon Marketing agreement the Company will be able to leverage the relationships that will open additional markets to our products and technology which will bring additional projects to Flexpoint and build a solid customer base that will drive revenue generation for the future.

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

On November 2, 2010 the Company secured a $500,000 line of credit from Maestro Investments. LLC. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012.  During the nine months ending September 30, 2011 the Company drew down $400,000 of the line of credit to fund its operations.

On November 5, 2010, in lieu of paying cash, the Company issued 7,590,663 restricted shares of stock to related parties and existing shareholders and canceled the Company's debt related to outstanding convertible notes. Associated with this transaction was a subscription receivable of $50,000. On May 9, 2011 the Company received the full payment of $50,000 for the subscription receivable.

Management believes that our current cash burn rate is approximately $50,000 per month and that the remaining proceeds from the line of credit and our engineering and design fees will not totally fund our anticipated growth in operations. We will therefore need to raise additional financing. We believe that this additional financing will provide the needed capital to extend operations to the development and production of our growing product offerings and growing manufacturing opportunities. However, we may not be able to obtain financing, or the sources of financing, if any, may not continue to be available, and if available, they may be on terms unfavorable to us.

As we enter into new technology agreements in the future, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs.  As we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and royalties related to these agreements.  However, other than the joint marketing agreements, that we believe will provide future revenues, we have not formalized any agreements during the past year and there can be no assurance that the agreements we currently have will come to fruition in the near future or that a desired technological application can be brought to market on a commercially viable basis.

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2011 consist of our operating lease and total liabilities of $894,254 which includes $440,000 of long-term notes payable related to our existing line of credit and shareholder loan. Under the terms of our operating lease the average monthly payments are $8,450, including common area maintenance through December 31, 2011. The total future minimum payments under this lease as of September 30, 2011 are $25,350.

During the first nine months of 2011 we drew $400,000 from our $500,000 existing line of credit.  The line of credit has an annual interest rate of 12% and is due and payable, including any outstanding interest, on or before December 31, 2012. Due to the recent decline in our share price, the Company has agreed, if requested by Maestro, to issue additional shares as collateral. The line of credit is collateralized by the Company's business furniture, fixtures, equipment and up to 2,500,000 restricted shares of the Company's common stock held in escrow.

On August 8, 2011 the Company issued a promissory note for $40,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before July 31, 2012 and has a conversion feature for restricted common shares at $0.20 per share.

Our total current liabilities include accounts payable of $246,415 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees.

Accrued liabilities at September 30, 2011, were $207,839 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

OFF-BALANCE SHEET ARRANGEMENTS

Other than our current operating lease identified in Note 6 to the financial statements, above, we have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

The Company's goodwill represents the excess of  its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized,  therefore we test our goodwill for impairment annually or when a triggering event occurs using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. For the nine months ended September 30, 2011, the Company recorded an impairment charge of $250,757 to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for a potential goodwill impairment. The analysis for the impairment test for the nine months ended September 30, 2011 compared the carrying value of the Company's net assets to the estimated fair value of the overall Company.

We test long-lived assets for impairment quarterly or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Under similar analysis no impairment charge was taken during the nine month period ended September 30, 2011. Impairment tests will be conducted on a quarterly basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the nine month periods ended September 30, 2011 and 2010 we recognized $13,242 and $46,380, respectively, of stock-based compensation expense for our stock options and there was approximately $1,786 of unrecognized compensation cost related to employee stock options that will be recognized over approximately 0.40 years.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2011 and 2010, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2010 and 2009.

	Three month period ended		Nine month period ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010

Design, contract and testing revenue	$ 18,616	$ 24,181	$ 51,664	$ 71,266

Total operating costs and expenses	603,902	334,957	1,333,396	1,034,685

Net other income (expense)	(11,649)	(154,573)	(17,750)	(335,023)

Net loss	(596,935)	(465,349)	(1,299,482)	(1,298,442)

Basic and diluted loss per common share	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.05)

For the three months ending September 30, 2011 revenue decreased by $5,565 compared to the same period in 2010. Over the nine months ending September 30, 2011 revenues decreased by $19,602. The fluctuation in revenue is due to the Company concentrating its marketing strategy and resources on a limited number of customers. Management believes this approach will have the highest potential to bring commercially viable products to market by early 2012, and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations and management does not anticipate that revenues will significantly increase until we are in a full production phase of a long-term licensing or manufacturing contract.

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

Of the $603,902 and $1,333,396 total operating costs and expenses for the three and nine months ending September 30, 2011,  $75,301 and $193,910 were for direct research and development cost, respectively, and $250,757 goodwill impairment based upon our analysis of goodwill on September 30, 2011.  Of the $334,957 and $1,034,685 total operating cost and expense for the three and nine months ending September 30, 2010, $75,224 and $259,001 were for direct research and development cost, respectively. In 2010 using the same testing analysis there was no goodwill impairment charge. Under our current business model to aggressively seek smaller, quicker to market contracts our research and development costs have decreased.

For the three months ending September 30, 2011total operating expenses increased by $268,945 when compared to the same time period in 2010. Total operating expenses increased by $298,711 for the nine months ending September 30, 2011 compared to the same nine month period in 2010. The increase in operating expenses for the three and nine month periods was due to the goodwill impairment charge of $250,757, the increase in consulting fees associated with our agreement with Mr. Sukhminder Bedi, an increase in investor relations fees for the first quarter of this year, and legal fees associated with the current litigation with R&D LLC (see Litigation note 7).  The increase in operating expenses was partially offset by a decrease of $316,633 in interest expense for the nine months ending September 30, 2011 compared to the same nine month period in 2010. The interest expense was associated with the amortization of discounts on the related party convertible notes outstanding as of September 30, 2010.

Due to minimal revenues and overall operating costs and expenses, we recorded a net loss and loss per share for both the three and nine months ending September 30, 2011 and for the same periods in 2010.

The chart below presents a summary of our condensed consolidated balance sheets at September 30, 2011 and December 31, 2010

	Sept. 30, 2011	December 31, 2010

Cash and cash equivalents	$ 31,967	$ 6,027

Total current assets	77,853	63,956

Total assets	6,045,534	6,443,916

Total liabilities	894,254	206,396

Deficit accumulated during the development stage	(18,080,345)	(16,780,863)

Total stockholders' equity	$ 5,151,280	$ 6,237,520

Cash and cash equivalents increased $25,940 at September 30, 2011 compared to December 31, 2010.  The increase in cash resulted from additional funding from the convertible note of an existing shareholder on August 8, 2011.  Our non-current assets decreased at September 30, 2011 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $234,058, net of depreciation; patents and proprietary technology of $611,466, net of amortization; goodwill of $5,105,657, after the impairment charge of $250,757 and long-term deposits of $16,500 associated with the facility operating lease and pending patents.

Total  liabilities increased by $687,858 at September 30, 2011, the increase was the result of increases in accrued liabilities for investor relations, attorneys' fees associated with our current litigation (see note 7 above) and the $440,000 in notes payable to fund operations. On February 8, 2011 the Company issued 200,000 restricted shares of its common stock as payment for the first quarter's investor relations fees, thereby reducing the amount of accrued liability. There was no such issuance of stock for investor relations fees in the third quarter 2011.

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

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended September 30, 2011 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the nine months ending September 30, 2011 we had negative cash flows from operating activities of $464,060.  We will require additional financing to fund our long-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

Based on projected business development and existing customers, we anticipate needing to complete a second production line and have it installed and approved by the end of 2012.The second manufacturing line is expected as a result of anticipated increased manufacturing demand and improved manufacturing efficiencies. We have completed installation of our first production line and anticipate qualifying our manufacturing facility for ISO/TS-16949 certification as the Company successfully obtains additional manufacturing contracts during 2011 and into 2012. However, we cannot assure you that we will satisfy ISO/TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our automotive customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2011 the Company issued 90,250 restricted shares at $0.33 per share, in lieu of cash, to Sukhminder Bedi for marketing consulting services in cancelation of $30,000 of the Company's debt.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On February 8, 2011, the Company issued 200,000 restricted shares at $0.45 per share, in lieu of cash, for payment to the Chesapeake Group for investor relations services valued at $90,000. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On May 22, 2011, the Company issued 1,666,667 restricted shares at $0.30 per share to Maestro Investment LLC, to be held in escrow as additional collateral provided for in the note agreement. Due to the recent decline in the Company's share price the Company has agreed to issue an additional 833,333 shares to Maestro as additional collateral. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On July6, 2011, the Company issued 31,736 restricted shares at $0.47 per share and 41,164 restricted shares at $0.36 per share, in lieu of cash, to Sukhminder Bedi for marketing consulting services in cancellation of $30,000 of the Company's debt.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

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

Part II Exhibits

No.                        Description.

3.1   Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)

3.2   Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)

10.1   Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)

10.2   Addendum to Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated April 1, 2009 (incorporated by reference to exhibit 10.2 of Form 10-Q filed May 14, 2009)

10.3   Line of Credit with Maestro Investment, LLC for $500,000 dated November 2, 2010

(Incorporated by reference to exhibit 10.3 to Form 10-Q, filed May 16, 2011)

101.INS  XBRL Instance Document

101.SCH  XBRL Taxonomy Extension Schema Document

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB  XBRL Taxonomy Extension Label Linkbase Document

101,PRE  XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: November 14, 2011

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer