Form 10-K
period 2011-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2012-04-02
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes [  ]   No [X]

The aggregate market value of 26,851,860 shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.30), as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,055,558

The number of shares outstanding of the registrant’s common stock as of March 30, 2012, was 36,277,615.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

9

Item 2.  Properties

11

Item 3.  Legal Proceedings

11

Item 4.  Mine Safety Disclosure

11

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

11

Item 6.  Selected Financial Data

12

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 8.  Financial Statements and Supplementary Data

17

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

34

Item 9A.  Controls and Procedures

34

Item 9B.  Other Information

34

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

34

Item 11.  Executive Compensation

36

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

38

Item 13.  Certain Relationships and Related Transactions, and Director Independence

39

Item 14.  Principal Accounting Fees and Services

40

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

Flexpoint was forced to seek bankruptcy protection on July 3, 2001, and filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. On February 24, 2004, the bankruptcy court confirmed Flexpoint's Plan of Reorganization.  As a result of the reorganization, we are now a development stage company with a date of emergence from bankruptcy of February 24, 2004.  We used fresh-start reporting and all assets of Flexpoint Sensor Systems, Inc. were restated to reflect their reorganization value, which approximated the fair value at the date of reorganization.

BUSINESS OVERVIEW

Flexpoint Sensor Systems, Inc. (“Flexpoint”, or “Company”), is a development stage company and is principally engaged in designing, engineering and manufacturing bend sensor technology and products using its patented Bend Sensor® technology, (a flexible potentiometer technology). Since emerging from bankruptcy we have been negotiating and signing contracts, manufacturing and developing devices and related products and making further improvements to our technologies and processes. We own nine patents, including patents on specific devices that use the Bend Sensor® and have filed for additional patents and are continuing to develop and enhance our intellectual properties that will result in additional patents being filed. The Company currently manufactures, and has jointly developed, six products that are being sold and supplied to current customers. Over the past twelve months we have expanded our customer base and the Company is currently marketing to a number of users and continues to further its marketing effort for the products that the Company is manufacturing.  Over the next 12 to 18 months the Company anticipates manufacturing sensors and electronics on a larger scale for many of their existing customers and a variety of new customers including Tier 1 suppliers in the automotive industry.

In addition to the sale of its products and engineering and design services the Company also may consider generating revenues through licensing its unique technology for field of use or territory. The Company will negotiate so that each license agreement will contain a provision for either first right of refusal to manufacture, or a royalty provisions on a specific product or application. During the last year we have continued to concentrate our marketing efforts on smaller, quick to market production orders and engineering services that have generated limited, but immediate, revenues which assisted in improving the Company's cash flow and name recognition. The Company has also continued marketing efforts in the automotive industry, through the agreement with Mr. Suhkamder Bedi. Due to their size and regulations this industry requires a significantly longer time to develop and acquire approvals for new technologies but because of the high volumes associated with the automotive  industry this industry will potentially generate long term revenue streams for the Company.

During 2008 and 2009 the Company jointly developed and produced 20 prototype medical beds that through the use of the Bend Sensor® Technology would assist in the management of bed sores. The electronics of the bed are able to determine, based on the Bend Sensor® Technology input, the position of the person on the bed and how they are moved. The bed has the ability to roll a patient left or right to relieve pressure areas as well as facilitate dressing changes. In September 2008 a leader in the development of innovative pressure ulcer management technology entered in to a manufacturing agreement with the Company wherein the Company would manufacture the sensors used in the medical bed application. The bed was originally scheduled to launch in mid to late 2009, however due to internal issues within the medical bed distributer, including an acquisitions in August 2010, the launch date of this particular product has been further delayed. Due to the continued delays the Company is seeking to be released from the existing manufacturing and licensing agreement and to begin marketing the bed technology to other interested parties.

The Company continues to work with various Tier 1 (major) automotive suppliers on a variety of products that are in various stages of development and implementation. Both the medical and automotive industries have undergone significant changes due to the economic and political uncertainties over the past two years. These uncertainties have created delays in the implementation of the Company's automotive and medical devices and therefore, the Company has focused the majority of its limited resources and marketing activities on sensors and products that in the aggregate will generate a smaller dollar volume than those anticipated from their medical or automotive devices, but have been quicker to market and have generate limited additional immediate cash flow and name and product recognition that we believe will provide long term benefits once the economy changes.

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

We have developed the following applications and devices using the Bend Sensor® technology and are currently marketing these items:

            Automotive Products

For the past several years we have been in negotiations with several Tier 1 suppliers and OEMs and have proved the benefit and capabilities of the Bend Sensor® Technology in the automotive industry for the following products:

Comfort Seats

The Company has developed an advanced comfort seat for automobiles utilizing their patented Bend Sensor® technology and is currently working with Tier 1 suppliers on development of the seat and various seat related controls. Through a joint development arrangement with a Tier1supplier Flexpoint developed and delivered prototypes of the seat. The supplier anticipates marketing the product as an added feature to its luxury car manufacturers.

With the success and acceptance of the comfort seat the Company has received additional inquiries regarding the feasibility of and implementation of the technology for commercial vehicles and buses.

Horn Switch

A major automobile manufacture has partnered with a Tier 1 supplier and is in the final stages of evaluating our patented horn switch to replace their existing technology. The advantages of the Bend Sensor® switch are that it is a "drop in" item that can immediately go into existing vehicle platforms. Because the Bend Sensor® switch and the associated electronics have very few moving parts, our switch will help eliminate the squeaks and rattles and other noise associated with the existing technology in use. Additionally because the Bend Sensor® has few moving parts it can withstand a higher number of actuations without replacement.

The Company anticipates that once the manufacturer implements the initial horn switch and the first units are integrated into existing production the project will be expanded to incorporate additional switches on the horn pad and additional vehicle platforms. The automobile manufacturer is also evaluating   the use of the Bend Sensor® as a switch to open rear doors of SUV's and as a seat belt reminder (SBR).

Steering Wheel

A provider of luxury automotive accessories has contacted the Company to provide engineering and design for an alertness detection system that would be incorporated into their steering wheel assembly. With the Bend Sensor’s® programmable ability each driver would set his or her settings and should they begin to get drowsy the sensor would detect the lack of pressure and alert the driver to get off the road.  A similar concept using our Bend Sensor technology has been discussed with a manufacturer of commercial vehicles and buses.

Seat Belt Reminder

While working with various Tier 1 automotive suppliers we have developed and tested a Seat Belt Reminder (SBR) sensor that alerts the occupant of an automobile to fasten his/her seatbelt.  We are currently working with multiple manufacturers to potentially replace existing devices in the marketplace with a system superior in performance and at a lower price point.

Using the same concept, this same product is currently being considered as a safety device, similar to the emergency vehicle application discussed below, but for school buses. A bus driver could know and be alerted should any of the passengers be in an un safe position prior to entering traffic. There have been some legislative debates about whether a bus, especially a school bus, should provide seatbelts for all of the passengers. Coupled with Intertek's Protek Passenger Awareness System, our SBR could be easily implemented to fulfill such legislation.

Pedestrian Impact Detection Sensor

 In 2003, the European Parliament and the Council of the European Union published a directive on pedestrian protection to reduce the number of pedestrian deaths and injuries. Over the past several years our Pedestrian Impact Detection (PID) has demonstrated its ability to distinguish within milliseconds between a human leg and an inanimate object.  Four separate and independent automotive suppliers and OEMs tested the Bend Sensor® device for use in pedestrian impact detection device. The tests proved that the Bend Sensor® device was able to detect impact with a human leg and in the event of an accident and trigger the desired safety response. The system was also tested by MGA Research and this research confirmed results of our internal testing. The system is placed in the vehicle's front bumper to detect crash impact. Within milliseconds of contact, the system can differentiate between a human leg and an inanimate object and trigger a safety response in accordance with the manufacturer’s specifications.

Since 2003 other automobile manufacturers and Tier 1 suppliers have express interest in the PID and we have provided various sensors to these interested parties for testing.

We have also developed a crash sensor, which is a series of sensors mounted in strategic places on the side and door panels of an automobile to detect an impact, as well as the speed, direction and force of the impact.  This allows an onboard computer to deploy side air bags where needed.

Theater Seats

Using the same concept as our automotive seat belt reminder (SBR), this device monitors cinema theater’s paying customers and identifies available seats. We have supplied a theater management firm with several prototype sensors which have undergone extensive testing for this application. Many theaters are now offering specialized motion seats that move or vibrate depending on what is happening on the screen, similar to the motion machines at amusement or theme parks. These seats are available on a limited basis and the theater can charge a premium price while providing the “ultimate theater experience”. We have also had inquires about using our sensor for a similar product for home theater seats.  There are over 37,000 movie theater screens in the U.S. and several times that throughout the world. It is estimated that theater seats are replaced/refurbished about every seven years. Our system can be easily implemented into new theater construction and also retrofitted into existing movie theater complexes.

Emergency Vehicles

Intertek Industrial Corp., located in Jacksonville, Florida is a leading supplier of quality seatbelt systems and safety devices to the emergency vehicle market. Their Protek Passenger Awareness System uses our Bend Sensor® technology to enhance the safety of passengers and personnel in emergency vehicles. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in about 30 ambulances and is being tested for use in other types of emergency vehicles.   Intertek continues to issue additional purchase orders for their existing and new customers.

Flow Control Applications

Our flexible sensor has proven to be an extremely robust and durable flow control switch. The Bend Sensor® product allows for the measurement of liquid and air flow, and has been tested to over 35 million cycles without failure. The Company is currently working with a global leader in cleaning, sanitizing and food safety products who have been testing the Bend Sensor® as a measuring and dispensing device for their harsh chemical compounds of products.  When the Bend Sensor® device is placed in a flow stream, it can measure if flow is occurring, or it can measure the amount of flow that is occurring. The fact that our design incorporates a single layer flexible device allows for it to operate in many harsh environments. While other technologies are affected by dirt, dust, and liquids, the Bend Sensor® product is able to operate under these conditions.  An international supplier of integrated tinting solutions is interested in a similar dispensing system for its paint manufactures, retail chains and plastic producers. We continue to receive inquires from a variety of industries for flow applications.

Medical Bed

Through a joint development agreement with R&D Products the Company developed and produced 20 prototype medical beds that assist in the management of bed sores. Using the Bend Sensor® technology and accompanying electronics the bed is able to determine the position of the person in the bed and how they are moved. The bed has the ability to roll a patient left or right to relieve pressure areas as well as facilitate dressing changes. Needed adjustments can be made through relieving pressure areas to meet the required standards of care and patient comfort. The medical application for the bed was originally scheduled to launch in mid to late 2009, however due to management changes, and an acquisition the project has been delayed.  The Company is currently attempting to terminate our manufacturing agreement signed in 2008 with the medical bed supplier so that we can once again market the product in the medical industry.

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

Other Medical

In November 2009 the Bend Sensor® technology was featured in a study by the University of Rome Tor Vergeta, using an interactive glove, and was recommended as a possible tool to assist doctors in neuroscience studies to determine a patient's level of monitor skill or post -surgical evaluation and therapy or for assisting the disabled. (See http://www.hiteg.uniroma2.it/). Due to the ability of the sensor to measure range of motion the study also recommends using the Bend Sensor® technology as a tool to design ergonomic devices. The University has continued its research and has identified additional medical applications of our sensors.

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

Toys and video gaming devices; and

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

BUSINESS STRATEGY

Due to the many potential applications of our technology and our limited resources management made the decision to focus our marketing  efforts  on a few products that can be brought to market quickly and will provide the Company maximum exposure for the technology and generate additional orders for products from a growing customer base. This has required us to coordinate our product design, manufacturing, distribution and service strategies in a long-term business model, while still generating short term revenues. Another marketing strategy this year was to develop a standard line of sensor products with corresponding hardware, electronics and software to facilitate ease of implementation of our technology into a customer's existing system. Through our joint venture with Card Access we have developed an enclosed standard pressure sensor for an easy-to-use occupancy sensor used in home automation, commercial automation and hospitality automation markets. The “Smart Pressure Sensor” measures the change in distributed pressure when a chair, a bed, or a sofa is occupied. Our standard product line is expected to be sold directly to the customer and through manufacturer's representatives and distributors. We have also expanded our product offering to include substantially complete value-added assemblies, which includes the electronics and software. We continue to consider licensing or partnership arrangements. We anticipate selling primarily to original equipment manufacturers or Tier 1 suppliers for worldwide distribution.  For the international customers, we plan to contract, sell and distribute our products through various manufacturer representatives and distributors.

Since our intended customers are typically technology companies, the design phase of the sales cycle is extremely important and considerably longer than other industries. The original equipment manufacturers typically approach us with a conceptual product and request that we assist in the initial engineering, design and production of a working prototype for which we generate limited revenues. The prototype is then tested in the environment in which the ultimate product will be placed.  During this process, the customer is in constant contact with our application and electrical engineers. Customers also meet with internal sales and support individuals to discuss marketing and distribution channels and strategies for the end consumer products.

We also have added value by expanding our sensor product lines to include circuit boards, enclosures, etc. and have moved toward a fully integrated product while validating and showing the versatility of our Bend Sensor® technology. We currently have several such fully developed products that will directly compete with existing products in the automotive industry. And have used like designs to develop similar products in other industries, thus maximizing our initial engineering and design work. We believe our products provide greater reliability, more functionality and can be implemented at a lower overall cost to the customer. These fully integrated products will create a much larger value added profit margin for the Company. However, there is no assurance that such profit margins will be achieved or that these products will be produced in volumes sufficient to produce significant revenue in the near future.

MARKETING AND SALES

During 2011 we extended our agreement with Mr. Sukhminder "Bobby" Bedi to assist in the development of products for the automotive industry, including fully integrated products. Over the past year and half through his contacts Mr. Bedi has provided the Company with expanded exposure in the automotive industry that created new opportunities for our existing automotive line of products. Most of our marketing efforts are to offer our automotive products primarily to original equipment manufacturers (“OEM’s”), either directly or through Tier 1 suppliers. Other products are being marketed directly to manufacturers or distributors. Our primary marketing objectives are to continue to generate demand for our products, enhance name and product recognition and support OEM’s and manufactures. As we gain success in branding our name and products we believe the successful use of our products by OEM’s and Tier 1 suppliers will generate additional demand for higher quantity orders of our existing product lines. We also anticipate that the success of our existing products will allow us to successfully introduce new products and applications to the market.

Through Mr. Bedi's efforts we continue to expand our relationship with several Tier 1 suppliers and automotive manufacturers and are having some success in introducing additional product offerings within this industry. We believe the OEM's and Tier 1 suppliers will be an important part of our overall future sales strategy. We also have a relationship and history with a significant manufacturer of medical bed mattresses. Due to limited resources our sales strategy depends on a few OEM’s and manufacturers and if we lose their business it will have a significant adverse effect on our results of operations until alternative distribution channels can be established.  We may consider contractual commitments to OEM’s and Tier 1 suppliers in exchange for fees and/or royalties.  In addition, because we sell on a limited basis directly to end users, we are dependent, in part, on the OEM’s for information about retail product sales and demand for sensor technology.  Accordingly, any rapid cessation of purchases or a switch to other companies' products by end users may not be immediately evident to us, and could result in increased product returns.

We have expanded our   website at www.flexpoint.com and also intend to market our products through the use of other social media, and by developing a field sales force including direct marketing employees in strategic areas and manufacturer’s representatives nationwide to generate OEM and Tier 1 supplier customers.  As our market grows we anticipate expanding our distribution network throughout the world.  There can be no assurance that we will be successful in developing such a sales force or in expanding our distribution network.

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

MANUFACTURING AND DISTRIBUTION

Automobile manufacturers, Tier 1suppliers and many international companies require all manufactured parts be manufactured in ISO/TS-16949 certified facilities.IS0/TS-16949 is a Quality Management System that contains the particular requirements for the application of ISO 9001:2000 for automotive production and relevant service part organization.  TS-16949 is based on ISO requirements 9001:2000, but it contains additional requirements that are particular to the automotive industry.  These additions are considered automotive “interpretations” by the ISO community of accreditation bodies and registrars. TS-16949 is a common supplier quality standard for Chrysler LLC Corporation, Ford Motor Company and General Motors Corporation. TS-16949 applies to suppliers of production materials, production and service parts, heat treating, painting and plating and other finishing services. It does not, therefore, apply to all suppliers of the major automotive companies.

Our ability to secure the TS-16949 certification is necessary to assure potential customers that we have the ability and resources to meet the quantities demanded in a purchase agreement and that we are able to uphold the quality standards required for consideration as an automotive supplier. We have started the process of qualifying our own manufacturing facility for TS-16949, but we do not have a production agreement in hand and we do not want to inure the additional cost of a manufacturing facility audit at this time. Therefore, based upon our current relationship with Tier 1 Suppliers and automobile manufacturers, to meet the requirement we have identified and entered into a Cooperative Agreement with The Bergquist Company, a Minnesota corporation that is a qualified automotive manufacturer. The agreement provides that the companies will cooperate with one another to produce Bend Sensor® technology products for the automotive industry. This cooperative agreement provides us with the means to deliver a finished product to market. We have also identified several other third party manufacturers who have the required certifications and who have expressed interest in entering into similar agreements should we be unable to certify our existing facility in time to meet the requirements of our future automotive manufacturing agreements. Such third party manufacturing agreements are intended to be short term solutions to meet immediate manufacturing requirements. When we are providing automotive parts on a consistent basis and are required to have the TS-16949 certification we will commit the time and resources necessary to qualify our facility

SOURCE OF RAW MATERIALS

The Bend Sensor® product consists of a coated substrate, such as plastic, that changes in electrical conductivity as it is bent. Electronic systems connect to the sensor and measure with fine detail the amount of bending or movement that occurs. The single layer design of the Bend Sensor® eliminates many of the problems associated with conventional sensors such as dust, dirt, liquids, heat or pressure. Depending on the application an over-laminates or over-molding may also be applied to the sensors for added environmental protection. Due to its unique construction and the ability to use multiple types of substrates all raw materials needed to produce the Bend Sensor® are readily available and therefore, the Company is not reliant on a single supplier.

STATUS OF PUBLICALLY ANNOUNCED NEW PRODUCTS AND SERVICES

During the past year we have continued to mature from a research and development only company into a manufacturing and production company and continue to expand our product line. From 2007 and through 2011 we improved and enhanced the design of products for several Tier 1 automotive and other customers, built various prototypes for testing and advance our overall relationship and exposure within the automotive industry. We have completed advanced testing on various additional products that we developed or enhanced during the year and have signed various agreements to provide the products and devices using the Bend Sensor® technology to various industries. We advanced our fully integrated safety system that provides added safety to emergency vehicle personnel that has won awards for two years at the EMS show and continues to gain acceptance in the industry as evidenced by the additional orders received during the past two years. We are expanding the opportunities for our sensors to be used in a variety of industries including, additional medical devices, a universal sensor that can be used as a seat detection system than can be used for many applications including theater seats, buses and cabs.  During the year we developed and tested customized products for the US Military. This product has wide application and appears to be something that can be utilized by all branches of the military. We believe this product will help open the door for additional acceptance and development of additional military products in the future.  In 2009, the University of Rome used our sensors to develop an interactive glove to assist them in their neuroscience studies and understanding. They concluded that such a device using the Bend Sensor® Technology could be used to determine a patient’s level of motor skills, for rehabilitation, post-surgical evaluation or for assisting the disabled. The University’s conclusion was that data glove, and similar devices would have multiple applications in many fields including medical, work, sports and entertainment the full article published in the Journal of Neuroscience Methods “Improving Performance of Data Glove on Bend Sensors," by Giovanni Saggio Ph.D. Over the past year the University has purchased additional sensors to further their studies beyond just the interactive glove.

During the year we signed an agreement with HTK Engineering to produce sensors for an advanced safety device for large trucks. The initial application will be for refuse collection vehicles (garbage trucks), but the system is applicable to all large trucks. The HTK Engineering Anti-Rollaway Braking System is now available and can be installed in a matter of a few hours on existing trucks. HTK is now marketing this product to OEM manufactures and owners of garbage truck currently in use. We anticipate ramping up for this product during the first half of 2012.

Due to the Bend Sensor’s single layer construction, overall durability, and its chemical resistant properties, over the year we have worked with several companies that have tested our sensor as a flow and dispensing device, Through our relationship with Sensor Products, during the past year we completed the testing of our jointly developed home monitoring device that is currently being used on a limited basis to monitor the presence of individuals in certain locations of a home. With the aging population and increased life expectancy, many older individuals wish to continue living in their own homes and we believe that this product could be implemented at a relatively low cost that will make it attractive for multiple locations and uses. This system would allow aging individuals to continue to live independently while still providing security and peace of mind to their children and caregivers.

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

We intend to compete by offering products that have enhanced value, added features, ease of use, functionality, compatibility, reliability, comparable price, quality and support.  Management also believes our intellectual property provides an advantage over our competitors.  Although management believes that our products will be well received in the various sensor  markets because of innovative features, performance characteristics and cost-effective pricing, there can be no assurance that comparable or superior products incorporating more advanced technology or other features or having better price or performance characteristics will not be introduced by competitors with greater resources than ours.

PATENTS AND INTELLECTUAL PROPERTY

We regard certain of our designs as proprietary and attempt to protect them with patents and by restricting disclosure of the designs as trade secrets.  We have nine issued patents for our Bend Sensor® technology and have filed additional patent applications, and are in the process of preparing additional patents for new types of sensors using our technology. Due to the joint development of the medical bed product we believe we also have claims and protection under the patents filed for this specific application.  Sensitron owns eight United States patents and one foreign patent related to the Bend Sensor® technology.  Patents do expire and it will be necessary for us to file patents in the United States and in various foreign countries for each application we develop so that it is protected from competition.  The earliest patent will expire in December 2013; however, we have improved these technologies and expect to file new patents based on the enhancements and specific applications or products.  We must file patents on any technology for which we develop enhancements which contain material improvements to the original technology.  We are aware of three potentially conflicting patents which we believe will not affect our current or planned use of our technology.

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

RESEARCH AND DEVELOPMENT

Although we hold the patent to the basic Bend Sensor® technology, as well as other applications, there will be other competitors working to develop competing technologies.  To stay on the forefront of the technology, and to serve the needs of the customer, we will need to aggressively pursue improvements to existing systems and develop new systems as well.  For the year ended December 31, 2011 we spent $266,996 in research and development, primarily enhancing specific applications for the automotive, medical and industrial industries with our Bend Sensor® technology, and testing Bend Sensor® applications for and in new products.  Compared to $328,359 spent on research and development for the year ended December 31, 2010 related to development engineering for new product development resulting in potential of new patents and testing of products for marketable applications.

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

EMPLOYEES

As of the date of this filing we have 4 full time employees and employ 2 sub-contractors.  Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Factors Affecting Future Performance

We have a history of losses and may never become profitable.

We are currently unable to fund our day-to-day operations from revenues and the lack of revenues has impeded our continued growth and has caused delays in our business development.  We have generated operating capital from our private placements completed in March 2005 and June and September 2007 that have helped fund our operations for the past six years.  For the 2011 twelve month period we had negative cash flows from operating activities of $598,733 and as of the date of this filing we cannot guarantee that total revenues in 2012 will be sufficient to support our manufacturing operations, pay off existing debt and fund all of our research and development. In addition, with the economic uncertainties we have had to further expand our business activities to include additional  markets; therefore, we anticipate needing to raise an additional $1 million in funding. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the Company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern

We may not have adequate experience to successfully manage anticipated growth.

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

Based on projected business development, we may need to complete a second production line and have it installed and approved during the last quarter of 2012.  The second manufacturing line is expected as a result of anticipated increased manufacturing demand and improved manufacturing efficiencies.  We have completed installation of our first production line and anticipate qualifying our manufacturing facility for ISO/TS-16949 certification as the Company successfully obtains larger manufacturing contracts during 2012 through 2013.  However, we cannot assure you that we will satisfy ISO/TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our existing or future customers.

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

ITEM 2.   PROPERTIES

We currently occupy approximately 11,639 square feet of office and manufacturing space from F.G.B.P., L.L.C.   The original lease term was for five years, commencing on October 1, 2004 and terminating on September 30, 2009.  In April 2009, the Company amended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the terms of the amended operating lease the average monthly payments are $7,950, including common area maintenance through December 31, 2010. This amount increased to $8,450 during the final year of the lease ending December 31, 2011.  At this time we continue to occupy the manufacturing facility while management works out details of an additional extension to the original lease. An agreement in principal has been reached which would include a reduction of the average monthly payment to $7,950 through the end of 2013 and then increase by $500 per month in each of the following two years, but this amendment to the agreement has not yet been executed. This facility has executive offices and space for research and development and manufacturing. The building is located in a business park in Draper, Utah consisting primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the Financial Industry Regulatory Authority (“FINRA”) OTC Bulletin Board under the symbol “FLXT.”  The following table lists the range for the high and low bid prices of our common stock for each quarter for the years ended December 31, 2011 and 2010, respectively, as reported by the OTC Bulletin Board.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2011		2010
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$0.57 0.56 0.30 0.24	$ 0.28 0.20 0.14 0.10	$ 0.48 0.32 0.34 0.89	$ 0.22 0.15 0.15 0.15

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

HOLDERS

As of March 30, 2012, we had 467 stockholders of record of our common stock, which does not include “street accounts” of securities brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

On January 31, 2011 in lieu of paying cash for sales and marketing services to an outside consultant the Company issued 90,250 restricted shares to Mr. Sukhminder "Bobby" Bedi and canceled the Company's debt of $30,000. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On February 8, 2011 in lieu of paying cash for investor relations services the Company issued 200,000 restricted shares of stock, to related parties for payment of investor relations services during the first quarter 2011 and canceled $90,000 of the Company's debt. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On July 6, 2011 in lieu of paying cash for sales and marketing services to an outside consultant the Company issued 72,900 restricted shares to Mr. Sukhminder "Bobby" Bedi and canceled the Company's debt of $30,000. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On December 22, 2011 our board of directors authorized the grant of options to purchase 300,000 shares at $0.15 to Clark M. Mower, our President. These options to purchase shares were granted in consideration for Mr. Mower accepting a voluntary salary reduction over the first six months of 2012 and vested on December 31, 2011. The options were granted under the 2005 Stock Incentive Plan.  (See Items 11 and 12, below).  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On December 31, 2011 in lieu of paying cash for sales and marketing services to an outside consultant the Company issued 68,600 restricted shares to Mr. Sukhminder "Bobby" Bedi and canceled the Company's debt of $15,000. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On February 2, 2012 in lieu of paying cash for sales and marketing services to an outside consultant the Company issued 91,100 restricted shares to Mr. Sukhminder "Bobby" Bedi and canceled the Company's debt of $15,000. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

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

We emerged from Chapter 11 bankruptcy on February 24, 2004 and since that time we have leased a manufacturing facility, purchased necessary equipment to establish a production line, negotiated contracts, manufactured and improved our patented Bend Sensor® technology devices, developed additional applications for the technology and conducted testing on those devices and applications.  When volumes dictate our goal will be to qualify our production line and facility as an ISO/TS 16949 production line and facility as it is required for manufacturing automotive and related parts. This qualification will increase the marketability of our products to automotive Tier 1 and parts suppliers; however, once we have a manufacturing agreement in hand we will incur cost related to the audit of our manufacturing facility and ISO/TS 16949 certification.

Finalizing long-term, constant revenue generating production contracts with our existing and other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan we will still need to raise additional operating capital. Over the last year we have made significant progress within the automotive industry and based upon that progress we believe that over the next twelve to eighteen months we will have signed various long-term contracts that should produce sufficient volumes to provide ongoing revenues streams to support operations. In anticipation of manufacturing products for the automotive industry we will begin the process to have our manufacturing facility certified as a TS 16949 manufacturer. However, we cannot guarantee that we will be successful in negotiating such contracts or that once signed they will produce sufficient enough revenues with high enough margin during 2012 to become fully cash flow positive.

The past year's widespread credit crisis has reduced consumer purchasing power and resulted in an overall down turn in consumer confidence. These factors have contributed to lower consumer spending and investments by companies in new technology and development. While all sectors of the economy are experiencing difficult times, many including the automotive industry have seen some turn around in overall sales. Worldwide automakers are now faced with the challenge of providing a safer, more energy efficient, longer lasting product that consumers’ can afford. This has required automakers to search new and innovative ways to lower the overall weight of the vehicle and to improve its fuel efficiencies, while lowering the cost. We continue to experience an increased interest regarding automotive and other potential applications for our sensor technology. With its versatility, light weight single layer construction and the fact that it is currently being used in various safety devices the Bend Sensor® is positioned well to meet the challenges that the automobile industry is facing.

LIQUIDITY AND CAPITAL RESOURCES

Currently our revenue is primarily from design contract, testing and limited production services for prototypes and samples, and is not to a level to support our operations.  However we believe based upon current orders and projected orders over the next twelve months that we could be producing sensors under long-term contracts that will help support our existing operations. However management recognizes that until such contracts usually go through a long negotiation process and there can be no guarantee that we will be successful in our negotiations or that such contracts will be sufficient to support our operations and projected growth.

Since emerging from bankruptcy and for the past twelve months we have relied on the proceeds of convertible loans from existing shareholder and private placements. In November 2008 we secured $300,000 of short-term financing from related parties. The notes were originally due on May 31, 2009 with an annual interest rate of 10% and secured by the Company's business assets, they also carried a conversion option for restricted common shares at $.25 per share.  In May 2009 these notes were extended to May 31, 2010. During 2009 and through 2010 the same related parties have provided additional funding of $1,696,399 including accrued interest, under similar terms (see Item 13 below). In 2010 the Company also issued 7,590,663 in restricted common shares of stock to retire the $1,696,399 of outstanding convertible notes and associated accrued interest incurred over the past two years to fund operations.

During 2010 the Company issued 1,557,500 in restricted common shares of stock in lieu of cash and cancelled $347,732 in Company debt. The shares were issued to satisfy the Company's obligations for investor relations, legal fees, sales and marketing expense, and insurance expense associated with directors and officers insurance as well as its annual causality and liability insurance policies. The Company also issued 7,590,663 in restricted common shares of stock to retired the $1,696,399 of outstanding convertible notes and associated accrued interest incurred over the past two years used to fund operations.

In December 2010 two employees exercised options, under the 2005 Employee Stock Option Plan, and the Company issued 25,714 restricted common shares of stock, for which the Company received $4,950.

In November 2010 we entered into an agreement with Maestro Investment LLC for a $500,000 line of credit secured by 1,666,667 of our restricted stock. The line of credit has a 12% interest rate and is due and payable no later than December 31, 2012. Maestro has the option to convert any outstanding amounts for the stock issued as collateral. During 2011 the Company used the line of credit to fund our operations.  Due to the decline in the trading value of our stock, we agreed to and issued an additional 833,333 in stock as additional collateral for the line of credit that is also held in escrow.

Management believes that our current cash burn rate is approximately $50,000 per month and that the remaining proceeds from the convertible notes to existing shareholders, accounts receivable and the Maestro line of credit has funded our operations for the past year. Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs as we ramp up manufacturing for the second half of 2012. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our current purchase orders and anticipated purchase orders over the next twelve months our projected revenues by the second half of 2012 should be sufficient to cover our projected operations based on our current burn rate. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will materialize within the time frame we have projected or will meet the volumes that we anticipate.

We also expect that in the short term we may have to continue to issue common stock to pay for services and agreements rather than use our limited cash resources.  Any issuance of common stock will likely be pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2011 consist of our monthly lease and total current liabilities of $1,088,334, which includes $550,000 in convertible notes from existing shareholders and the Maestro Line of Credit. Our long term  lease of our manufacturing facility expired as of December 31, 2011 and we are currently paying $7,950 on a month-to- month basis. Management is currently in discussions with the landlord to extend the lease of the existing facility over a three to five year period.

Our total current liabilities include accounts payable of $261,478 related to normal operating expenses, including health insurance, utilities, production supplies, legal expenses and travel expense.  Accrued liabilities at December 31, 2011, were $276,287 and were related to payroll tax liabilities, tax expenses, investor relations consulting, and accrued Paid Time Off, a combination vacation-sick leave policy.

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

We annually test long-lived assets for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2011 and 2010 respectively. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation (formerly FASB Statement No. 123(R)), the pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2011 and 2010 we recognized $43,408 and $65,308, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options that will be recognized based upon the current grants issued.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries, Sensitron, and Flexpoint International, LLC and should be read in conjunction with our audited financial statements for the years ended December 31, 2011 and 2010.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS

	For the year ended	For the year ended
	December 31, 2011	December 31, 2010
Engineering, contract and testing revenue	$ 72,378	$ 96,109
Total operating costs and expenses	(1,655,371)	(1,392,512)
Net other income (expense)	(33,564)	(540,725)
Net loss	(1,616,557)	(1,837,128)
Basic and diluted loss per common share	(0.04)	(0.07)

Our revenue for the 2011 and 2010 years was primarily from design and development engineering, prototype products and sample products. Revenue from research and development engineering and prototype product contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer. Management anticipates that revenue will increase as we continue to provide engineering services and our customers continue to order more frequently and in larger quantities.

Total operating costs and expenses increased in 2011 when compared to 2010 by $262,859. The increase is partially due to the recognition of the impairment of goodwill of $250,750, during 2011. Administrative and marketing expenses increased slightly to $1,017,156 for 2011 compared to $939,009 in 2010 the increase is primarily due to legal fees associated with our defense of our rights to the patents associated with the litigation with R&D Company. The cost of revenue and amortization of patents and proprietary technology expense remained relatively the same.

In 2010 total net other expense was $540,725 and includes total interest expense of $516,539 of which $256,222 was non-cash interest expense associated with the amortization of the beneficial conversion feature on the convertible notes to existing shareholders, accrued interest expense for the year of $104,087 on the outstanding notes payable and due to the extinguishment of all convertible notes during 2010. Additional interest expense of $156, 230 was recognized for unamortized discount on the convertible notes. During 2011 the Company had no non-cash interest expense or amortization of discounts on convertible notes.

As we continued to mature as a manufacturing company our engineering design and production revenues increased as a percent of our total revenue during 2011.  As we expand and sell our existing suite of products and as we grow the relationship with our existing and growing customer base we expect this trend to continue in the future. We are not able to guarantee that our operating losses will be reduced in the short term.

The chart below presents a summary of our consolidated balance sheets at December 31, 2011 and 2010.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended December 31, 2011	Year ended December 31, 2010
Cash and cash equivalents	$ 7,294	$ 6,027
Total current assets	48,904	63,956
Total assets	5,967,705	6,443,916
Total current liabilities	1,088,334	206,396

Deficit accumulated during the development stage	(18,397,420)	(16,780,863)
Total stockholders' equity	$ 4,879,371	$ 6,237,520

Cash and cash equivalents increased slightly in 2011 compared to 2010.  The increase is the result of additional funding from convertible notes to fund operations.  Until our revenue increases, our cash and assets will decrease as we fund our operations. As we expand our customer base and product offerings we will need to raise additional operating capital during the first two quarters 2012. It is expected that this will be accomplished by issuing stock, securing additional loans from related parties and existing shareholders, or through the licensing of our technology. We anticipate needing to raise an approximate $1 million in funding to support our existing operations and our anticipated growth during the last half of 2012.

Our non-current assets decreased at December 31, 2011 compared to 2010 due to the depreciation and amortization associated with our long-lived assets.  These assets include, after adjustments, property and equipment valued at $211,890, patents and proprietary technology of $584,747, goodwill of $5,105,664, and deposits of $16,500 for the leased facility.

Accrued liabilities increased at December 31, 2011 by $220,444 when compared to December 31, 2010. The increase is primarily due to the issuance of restricted stock to pay for services related to legal, insurance and investor relations expenses in 2010 that was not done in 2011. Total liabilities increased by $881,367 at December 31, 2011, as a result of increase in accrued liabilities and the $550,000 in convertible notes to Maestro and existing shareholders. In 2010 we issued restricted stock to retire all convertible notes payable and most of the services performed during the year, therefore as of December 31, 2010 our total liabilities were significantly less.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	19

Consolidated Balance Sheets – December 31, 2011 and 2010	20

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 and for the Cumulative Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2011	21

Consolidated Statements of Stockholders’ Equity for the Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2011	22 - 23

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the Cumulative Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2011	24

Notes to Consolidated Financial Statements	25 - 33

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. and subsidiaries (a development stage company) (the Company) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 2010 and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2010 were audited by other auditors whose report dated April 15, 2011, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the period from February 24, 2004 through December 31, 2010, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial stat0ements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 2011 and the results of their operations and cash flows for the year then ended and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2011 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2011 and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 30, 2012

Mantyla, McReynolds Letterhead

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheet of Flexpoint Sensor Systems, Inc. and subsidiaries (a development stage company) (the Company) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Flexpoint Sensor Systems, Inc., for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2009, were audited by other auditors whose report dated April 6, 2010, expressed an unqualified opinion on those statements.  Our opinion, in so far as it relates to the period from February 24, 2004 through December 31, 2009, is based solely on the report of other auditors.

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

/s/ Mantyla McReynolds

MANTYLA MCREYNOLDS LLC

Salt Lake City, Utah

April 15, 2011

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	DEC 31, 2011	DEC 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$7,294	$6,027
Accounts receivable	21,719	36,600
Inventory	8,178	9,440
Deposits and prepaid expenses	11,713	11,889
Total Current Assets	48,904	63,956
Long-Term Deposits	16,500	10,500
Property and Equipment, net of accumulated depreciation
of $374,503 and $265,720	211,890	320,673
Patents and Proprietary Technology, net of accumulated
amortization of $376,238 and $268,612	584,747	692,373
Goodwill	5,105,664	5,356,414
Total Assets	$5,967,705	$6,443,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$248,391	$123,865
Accounts payable – related party	13,087	19,000
Accrued liabilities	276,856	56,411
Deferred revenue	--	7,120
Convertible notes payable, net of discount of $0	500,000	--
Convertible notes payable to related party, net of discount of $0 and $0	50,000	--
Total Current Liabilities	1,088,334	206,396

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	--	--
Common stock – $0.001 par value; 100,000,000 shares authorized;
36,186,514 shares and 35,754,764 shares issued and outstanding	36,187	35,754
Additional paid-in capital	23,240,604	23,032,628
Stock subscription receivable	--	(50,000)
Deficit accumulated during the development stage	(18,397,420)	(16,780,863)
Total Stockholders' Equity	4,879,371	6,237,520
Total Liabilities and Stockholders' Equity	$5,967,705	$6,443,916

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence
			from
	For the	For the	Bankruptcy)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Engineering, Contract and Testing Revenue	$72,378	$96,109	$898,114

Operating Costs and Expenses
Amortization of patents and proprietary technology	107,627	109,870	1,052,114
Cost of revenue	12,842	15,274	166,837
Administrative and marketing expense	1,017,156	939,009	12,134,866
Research and development expense	266,996	328,359	2,997,691
Impairment of long-lived assets	250,750	--	797,312
Total Operating Costs and Expenses	1,655,371	1,392,512	17,148,820

Other Income (Expense)
Interest expense	(33,809)	(516,539)	(2,329,784)
Interest income	30	65	131,820
Sublease rent income	--	--	11,340
Other income (expense)	215	(475)	218
Gain (loss) on sales of equipment	--	(810)	(810)
Gain (loss) on stock debt exchange	--	(22,966)	40,502
Net Other Expense	(33,564)	(540,725)	(2,146,714)

Net Loss	$(1,616,557)	$(1,837,128)	$(18,397,420)

Basic and Diluted Loss Per Common Share	$(0.04)	$(0.07)

Basic and Diluted Weighted-Average
Common Shares Outstanding	36,118,668	28,190,693

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2011

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity
Balance-February 24, 2004 (Date of Emergence from Bankruptcy)	14,098,202	14,098	$4,952,166	$-		$$4,966,264
Beneficial debt conversion option	-	-	1,500,000	-	-	1,500,000
Conversion of note payable, March 31 and May 19, 2004, $0 .50 per share	3,000,000	3,000	1,497,000	-	-	1,500,000
Issuance for consulting services, March 3, 2004, $1.15 per share	100,000	100	114,580		-	114,680
Stock based compensation from 650,000 warrants issued on March 3, 2004 for consulting services	-	-	731,328	-	-	731,328
Issuance for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC,
a company controlled by a stockholder, March 31, 2004, $1.21 per share	1,600,000	1,600	1,929,709	-	-	1,931,309
Issuance for compensation, November 24, 2004, $1.48 per share	1,200,000	1,200	1,774,800	-	-	1,776,000
Net loss	-	-	-	-	(4,510,726)	(4,510,726)
Balance-December 31, 2004	19,998,202	19,998	12,499,583	-	(4,510,726)	8,008,855
Issuance of common stock at $0.77 per share and 2,836,335 warrants at $0.61 per warrant for cash, net of $347,294 cash offering costs, 140,000 common shares
and 140,000 warrants, January through March 2005	2,976,335	2,976	3,904,231	-	-	3,907,207
Issuance of 30,000 warrants at $1.38 per warrant for services, July 2005	-	-	41,300	-	-	41,300
Issuance of common stock at $1.73 per share, as compensation to a
director of the Company for services, August 2005	18,350	18	31,727	-	-	31,745
Net loss	-	-	-	-	(1,770,020)	(1,770,020)
Balance - December 31, 2005	22,992,887	22,992	16,476,841	-	(6,280,746)	10,219,087
Stock-based employee compensation from stock options	-	-	827,718	-	-	827,718
Exercise of warrants, $0.70 per share, for cash, June 2006	300,000	300	209,700	-	-	210,000
Net loss	-	-	-	-	(2,512,836)	(2,512,836)
Balance - December 31, 2006	23,292,887	23,292	17,514,259	-	8,793,582)	8,743,969
Issuance of common stock at $1.00 per share - June 2007	1,000,000	1,000	999,000	-	-	1,000,000
Issuance of common stock at $1.00 per share - September 2007	500,000	500	499,500	-	-	500,000
Stock-based employee compensation from stock options	-	-	578,649	-	-	578,649
Expiration of warrants, July through September 2007	-	-	-	-	-	-
Net loss	-	-	-	-	(2,458,469)	(2,458,469)
Balance - December 31, 2007	24,792,887	24,792	19,591,408	-	(11,252,051)	8,364,149
Stock-based employee compensation from stock options	-	-	237,299	-	-	237,299
Stock-based conversion feature on notes payable	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	(2,000,962)	(2,000,962)
Balance - December 31, 2008	24,792,887	24,792	19,888,707	-	(13,253,013)	6,660,486
Conversion of note payable, November 2009, $0.25 per share	120,000	120	29,880	-	-	30,000
Issuance for services, December 2009, $0.20 per share	1,668,000	1,668	333,332	-	-	335,000
Stock-based employee compensation from stock options	-	-	122,467	-	-	122,467
Stock-based conversion feature on notes payable	-	-	274,026	-	-	274,026
Expiration of warrants September 2009	-	-	-	-	-	-
Net loss	-	-	-	-	(1,690,721)	(1,690,721)
Balance - December 31, 2009	26,580,887	$ 26,580	$20,648,412	$-	$(14,943,734)	$5,731,258

[Continued]

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2011

[Continued]

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity
Balance - December 31, 2009	26,580,887	$26,580	$20,648,412	$-	$(14,943,734)	$5,731,258
Issuance for Services at $0.35 per share, March 15, 2010	17,500	17	6,033	-	-	6,050
Issuance for Services at $0.20 per share, September 3, 2010	910,000	910	179,090	-	-	180,000
Issuance for Services at $0.26 per share, October 22, 2010	310,000	310	81,371	-	-	81,682
Issuance for Services at $0.25 per share, November 5, 2010	320,000	320	79,680	-	-	80,000
Conversion of note payable at $0.23 per share, November 5, 2010	7,590,663	7,591	1,738,808	(50,000)	-	1,696,399
Employee options exercised @ $0.33 per share, December 15, 2010	15,000	15	4,935	-	-	4,950
Employee options exercised @ $0.33 per share, December 23, 2010	10,714	11	3,525	-	-	3,536
Stock-based employee compensation from stock options	-	-	65,308	-	-	65,308
Stock-based conversion feature on notes payable	-	-	225,466	-	-	225,466
Net loss	-	-	-	-	(1,837,128)	(1,837,128)
Balance - December 31, 2010	35,754,764	$35,754	23,032,628	$(50,000)	$(16,780,863)	$6,237,520
Issuance for Services at $0.33 per share, January 31, 2011	90,250	91	29,910	-	-	30,000
Issuance for Services at $0.45 per share, February 8, 2011	200,000	200	89,800	-	-	90,000
Issuance for Services at $0.47 per share, July 6, 2011	31,736	32	14,968	-	-	15,000
Issuance for Services at $0.36 per share, July 6, 2011	41,164	410	14,959	-	-	15,000
Issuance for Services at $0.22 per share, December 31, 2011	68,600	69	14,931	-	-	15,000
Proceeds from collection of Subscription Receivable	-	-	-	50,000	-	50,000
Stock-based employee compensation from stock options	-	-	43,408	-	-	43,408
Net loss	-	-	-	-	(1,616,557)	(1,616,557)
Balance - December 31, 2011	36,186,514	$36,187	$23,240,604	$ 0	$(18,397,420)	$4,879,371

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence from
			Bankruptcy)
	For the Years		through
	Ended December 31,		December 31,
	2011	2010	2011
Cash Flows from Operating Activities:
Net loss	$(1,616,557)	$(1,837,128)	$(18,397,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	108,783	118,469	1,021,693
Amortization of patents and proprietary technology	107,627	109,870	1,052,114
Impairment of long-lived assets	250,750	-	797,312
Issuance of common stock and warrants for services	165,001	347,731	3,542,785
Expenses paid by increase in convertible note payable	-	-	82,200
Amortization of discount on note payable	-	523,617	2,230,654
Stock-based compensation expense for employees	43,408	65,308	1,874,849
Loss on asset disposal	-	2,437	2,437
Loss on extinguishment of debt	-	22,966	22,966
(Gain)/loss on conversion of notes payable to common stock	-	-	7,800
Bad debt expense	10,638	-	10,638
Changes in operating assets and liabilities:
Accounts receivable	4,243	(25,149)	(34,355)
Inventory	1,262	(175)	(8,178)
Deposits and prepaid expenses	(5,824)	(4,007)	(28,213)
Accounts payable	124,526	42,552	42,285
Accounts payable – related party	(5,913)	19,000	13,087
Accrued liabilities	220,444	(32,310)	274,363
Deferred revenue	(7,120)	7,120	(343,750)
Net Cash Used in Operating Activities	(598,733)	(639,698)	(7,836,734)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	-	-	(200,119)
Payments for patents	-	-	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	-	-	(265,000)
Net Cash Used in Investing Activities	-	-	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock, warrants and options	-	4,950	5,622,157
Proceeds from subscriptions receivable	50,000		50,000
Principal payments on notes payable - related parties		-	(510,300)
Proceeds from convertible notes payable - related party	50,000	-	495,300
Proceeds from borrowings under convertible note payable	500,000	628,095	2,695,807
Net Cash Provided by Financing Activities	600,000	633,045	8,352,964
Net Change in Cash and Cash Equivalents	1,267	(6,653)	5,243
Cash and Cash Equivalents at Beginning of Period	6,027	12,680	2,051
Cash and Cash Equivalents at End of Period	$7,294	$6,027	$7,294

Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$16,955
Supplemental Disclosure on Noncash Investing and Financing Activities
Outstanding notes payable converted to stock	-	$1,696,399	$3,218,599
Expiration of warrants outstanding	-	-	2,361,785
Subscription receivable	-	50,000	50,000
Recognition of discounts on convertible notes payable	-	217,500	2,069,003
Extinguishment of unamortized discounts on modified convertible notes payable	-	(17,477)	(17,477)

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah and is a development stage company. The Company’s development stage activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s planned operations, which have not yet commenced at a commercial level, are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2011, the Company continued to manufacture products and sensors on a limited basis and provide engineering and design work, but was not at a commercially sustainable level.

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

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. The cash and equivalents of $7,294 represent cash on deposit in various bank accounts with two separate financial institutions.

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

Business Condition – The Company suffered losses of $1,616,557 and $1,837,128 and used cash in operating activities of $598,733 and $639,698 during the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, the Company had an accumulated deficit of $18,397,420. The Company is in the development stage and has not earned any appreciable revenue during the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2010 the Company raised $1,696,399 in additional capital, including accrued interest, through the issuance of long and short-term notes to related parties. All of the notes had an annual interest rate of 10% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $.15 to $.25 per share with maturity dates from March 31, 2010 to March 31, 2011. However prior to December 31, 2010 all convertible notes were converted to an aggregate of 7,590,663 shares of the Company's restricted common stock.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 2, 2010 the Company secured a $500,000 line of credit from Maestro Investments. LLC. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012. Throughout 2012 the Company took draws against this line of credit to fund its operations

Property and Equipment – Property and equipment are stated at cost.  Additions and major improvements are capitalized while maintenance and repairs are charged to operations.  Upon trade-in, sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the year ended December 31, 2011.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the year ended December 31, 2011.

Research and Development – Research and development costs are recognized as expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs. As described in ASU 2010-28 and ASU 2011-08, the Company has adopted the  two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the  fair value of a reporting unit is less than its carrying amount as basis  for determining whether it is necessary to perform the two -step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. This test requires various judgments and estimates. The fair value of the Company is allocated to the Company’s assets and liabilities based upon their fair values with the excess fair value allocated to goodwill. An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value. While performing its analysis the Company recognized $250,750 in goodwill impairment as of September 30, 2011. Under similar evaluation no additional impairment was warranted as of December 31, 2011.

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

Recent Accounting Pronouncements -The Company has adopted the two step goodwill test as described in ASU 2010-28 and ASU 2011-08,The Company has evaluated other recent accounting pronouncements and based upon the evaluation the Company believes the adoption of the new pronouncements has not or is not expected to have a material impact on the Company’s financial position or statements in the future.

Stock-Based Compensation – Under accounting Standards Codification (ASC) Topic 718, Stock Compensation, The Company is required to recognize the cost of employee services received in exchange for stock options and awards of equity instruments

 FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on the grant-date fair value of such options and awards, over the period they vest.  Prior to 2006, no compensation was recorded in earnings for the Company’s stock-based options granted under the 2005 Stock Incentive Plan (the “Plan”).  Under ASC 718, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period.  On January 1, 2006, the Company adopted the provisions of ASC 718, for its share-based compensations plans and began recognizing the unvested portion of employee compensation from stock options and awards equal to the unamortized grant-date fair value over the remaining vesting period.  Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.

For the years ended December 31, 2011 and 2010, the Company recognized expense for stock-based compensation under ASC 718 of $43,408 and $65,308, respectively.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At December 31,, 2011, there were outstanding options to purchase 2,024,000 shares of common stock, and 1,666,667 restricted shares held in escrow as collateral for the $500,000 line of credit from Maestro Investment LLC executed in November 2010.  Due to the decline in share price the Company, if requested by Maestro, has agreed to increase the escrowed collateral shares to 2,500,000. These options and escrowed shares were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $108,783 and $118,469 for the years ended December 31, 2011 and 2010, respectively and is included in the administrative and marketing expense on the statement of operations.  The company recognized impairment of $246,764 for the year ended December 31, 2008 of which $93,884 was applied to the carrying value of the Company's property and equipment. No impairment was recognized during the twelve months ended December 31, 2011.  Property and equipment at December 31, 2011 and 2010 consisted of the following:

Property and Equipment
December 31,	2011	2010

Machinery and equipment	$ 532,053	$ 532,053
Office equipment	40,455	40,455
Furniture and fixtures	13,470	13,470
Software	416	416

Total Property and Equipment	586,394	586,394

Less: Accumulated depreciation	(374,503)	(265,720)

Net Property and Equipment	$ 211,891	$ 320,674

Intangible Assets – The components of intangible assets at December 31, 2011 and 2010 were as follows:

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 161,903	$ (71,980)	$ 89,923
Proprietary Technology	799,082	(304,258)	494,824
Total Amortizing Asset	$ 960,985	$ (376,238)	$ 584,747

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 161,903	$ (53,584)	$ 108,319
Proprietary Technology	799,082	(215,028)	584,054
Total Amortizing Asset	$ 960,985	$ (268,612)	$ 692,373

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

Patent amortization was $18,397 for the year ended December 31, 2011 and $20,640 for the year ended December 31, 2010. Amortization related to proprietary technology was $89,230 for the years ended December 31, 2011 and 2010During the twelve months ended December 31, 2011 we capitalized $143,264 in legal and other fees associated with the defense of our patent rights on the medical bed device. Patent and proprietary technology amortization is charged to operations.  The Company recognized impairment of $246,764 for the year ended December 31, 2008 of which $152,880 was applied to the carrying value of the Company's patent and proprietary technology.

Estimated aggregate amortization expense for each of the next five years is $106,878 each year.

Goodwill – Intangible assets not subject to amortization as of December 31, 2011 and 2010 consisted of the Company's goodwill, with a net carrying value of 5,105,657 and $5,356,414, respectively. While performing its analysis for the nine months ended September 30, 2011, the Company recorded an impairment charge in the amount of $250,757 to reduce the carrying value of goodwill to its estimated fair value. In conjunction with the impairment testing the Company considered factors such as the global economic market volatility, variables in the economy and a decline in the market price of the Company's stock and market capitalization for a sustained period, as indicators for a potential goodwill impairment. As described in ASU 2010-28 and  ASU 2011-08, the Company has adopted the  two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the  fair value of a reporting unit is less than its carrying amount as basis  for determining whether it is necessary to perform the two -step goodwill impairment test. The analysis includes a comparison of  the estimated fair value of the Company at the time of the analysis to the current carrying value of its net assets. In performing the impairment test for the twelve  months ended December 31,, 2011, the analysis compared the carrying value of the Company's net assets to the estimated fair value of the Company and based upon this analysis no additional impairment was warranted.

Upon emerging from bankruptcy protection in 2004, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the fair value of the Company’s goodwill, patents and other proprietary technology at the date of emergence.  The appraisal was completed during 2005.  The Company continues to evaluate the fair value of its intangible assets using similar methods as those used by the valuation firm.

NOTE 4 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2011 and 2010 respectively.  The components of the net deferred tax asset as of December 31, 2011 and 2010, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2011	2010
Operating loss carry forwards	$ 7,542,109	$ 6,939,134
Property and equipment	27,953	43,715
Patents and proprietary technology	80,184	81,466
Stock-based compensation	701,178	684,987
Total Deferred Tax Assets	$ 8,351,424	$ 7,749,302
Valuation allowance	(8,351,424)	(7,749,302)
Net Deferred Tax Asset	$ --	$ --

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal and state net operating loss carry forwards at December 31, 2011 and 2010 were $19,941,176 and $18,603,577, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards begin to expire in 2020.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2011 and 2010, respectively:

For the Years Ended December 31,	2011	2010
Tax at statutory rate (34%)	$ (549,630)	$ (624,624)
Non-deductible expenses	854	290
Change in valuation allowance	602,121	684,958
State tax benefit, net of federal tax effect	(53,345)	(60,624)
Provision for Income Taxes	$ --	$ --

In June 2006, FASB issued FASB ASC 740-10-05-6. The Company adopted FASB ASC 740-10-05-6 on January 1, 2007. Under FASB ASC 740-10-05-6, tax benefits are recognized only for the tax positions that are more likely than not be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the company's tax return that do not meet these recognition and measurement standards.

Upon the adoption of FASB ASC 740-10-05-6, the Company had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on its financial statements, and the Company has recorded no additional interest or penalties. The Adoption of FASB ASC 740-10-05-6 did not impact the Company's effective tax rates.

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2011, and 2010, the Company did not recognized any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance sheet at December 31, 2011 and 2010 relating to unrecognized benefits.

The tax years 2011, 2010, 2009, 2008 and 2007 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On November 2, 2010 the Company secured a $500,000 line of credit from an unrelated third party. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012.  The note has a conversion feature that provides the creditor with the option to convert any outstanding balance of the note to the Company's restricted common shares at $0.30 per share, or other amount to be agreed upon. Due to the recent decline in the Company's stock price the Company has agreed, if requested by the creditor, to issue an additional 833,333 shares as collateral for the line of credit. The line of credit is secured by the Company's assets including, but not limited to, business furniture, fixtures equipment and up to 2,500,000 restricted shares held in escrow. During the twelve months ending December 31, 2011 the Company drew down $500,000 of the line of credit to fund its operations.

On August 8, 2011 the Company issued a promissory note for $40,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before July 31, 2012 and has a conversion feature for restricted common shares at $0.20 per share.

On December 28, 2011 the Company issued a promissory note for $10,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before July 31, 2012 and has a conversion feature for restricted common shares at $0.20 per share.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accounting for the convertible notes payable described above, the Company calculated the effective conversion price of the note based on the fair value allocated to the various notes to determine the fair value of any beneficial conversion feature associated with the convertible note in accordance with ASC 470-20-30. If applicable, the calculated beneficial conversion feature is recorded to additional paid-in capital with an offset to debt discount. The debt discount related to the beneficial conversion feature is then amortized over the life of the note. As of December 31, 2011 no such conversion feature arose from the notes described above.

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

On November 5, 2009, in lieu of paying cash for the Company's Directors and Officers Insurance the Company issued 120,000 restricted shares of stock  and canceled the Company's debt of $22,200.

On December 1, 2009 the Company issued 743,000 restricted shares of stock, in lieu of cash,  for investor relations services performed during 2009 and canceled $150,000 of the Company's debt.

On December 9, 2009 the Company issued 550,000 restricted shares of stock, in lieu of cash,  for investor relations services performed during 2009 and canceled $110,000 of the Company's debt.

On December 15, 2009 the Company issued 375,000 restricted shares of stock, in lieu of cash,  for legal services provided from 2007 to 2008 and canceled $75,000 of the Company's debt.

On March 15, 2010 in lieu of paying cash for sales and marketing services to an outside consultant the Company issued 17,500 restricted shares of stock and canceled the Company's debt of $6,050.

On September 3, 2010 in lieu of paying cash for investor relations services the Company issued 910,000 restricted shares of stock, to related parties and canceled $180,000 of the Company's debt.

On October 22, 2010, in lieu of paying cash for our Directors and Officers, and Causality & Liability Insurance the Company issued 130,000 restricted shares of stock and canceled the Company's debt of $31,965.

On October 22, 2010, in lieu of paying cash for legal fees the Company issued 180,000 restricted shares of stock  for services performed during 2010 and canceled $49,716 of the Company's debt.

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

On December 15, 2010 the Company issued 15,000 restricted shares for the exercise of employee stock options at $0.33 per share for cash proceeds of $4.950.

On December 21, 2010 the Company issued 10,714 restricted shares for the exercise of 22,500 employee stock options through a cashless transaction. Mr. Curtis agreed to accept fewer restricted shares of stock in lieu of paying cash for the exercise of his vested options.

On January 31, 2011 the Company issued 90,250 restricted shares at $0.33 per share, in lieu of cash, to a consultant for marketing consulting services in cancellation of $30,000 of the Company's debt.

On February 8, 2011, the Company issued 200,000 restricted shares at $0.45 per share, in lieu of cash, for payment for investor relations services valued at $90,000.

On May 22, 2011, the Company issued 1,666,667 restricted shares to an escrow account. The shares in escrow are held as collateral against the $500,000 convertible line of credit as provided for in the note agreement. Because the shares are considered to be contingently issued shares they were not included in the reported outstanding share balance or in the calculation of EPS as of September 30, 2011. Due to the recent decline in the Company's share price the Company has issued an additional 833,333 shares to be held in escrow as additional collateral. Should Maestro exercise their option to convert the outstanding balance of the note, all of the escrowed converted number of shares will no longer be considered contingent and will be included in the reported outstanding share balance and in the EPS calculation.

On July 6, 2011, the Company issued 31,736 restricted shares at $0.47 per share and 41,164 restricted shares at $0.36 per share, in lieu of cash, to a consultant for marketing consulting services valued at $30,000.

 On December 31, 2011, the Company issued 68,600 restricted shares at $0.22 per share, in lieu of cash, to a consultant for marketing consulting services valued at $15,000.

SB-2 Registration – On August 4, 2005, the Company registered 8,932,670 shares of common stock, including 3,656,335 warrants to purchase common stock at some future date.  The Company registered 5,952,670 shares related to the private placement in March 2005, 30,000 warrants to purchase common stock, 650,000 warrants to purchase common stock, and an additional 2,300,000 shares held by certain investors.  The Company filed a post effective amendment extending this registration on October 10, 2006.  This registration statement is no longer effective.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 25, 2005, the Company granted options to employees to purchase an aggregate 1,159,000 shares of common stock at an exercise price of $1.91 per share. These options vested over three years on either the employee's employment anniversary date, or on the anniversary dates specified in the grant, and expire 10 years from the date of grant. The Company used the following assumptions in estimating the fair value of the options granted on August 25, 2005, market value at the time of issuance - $1.73; expected term - 8 years; risk-free interest rate -4.18%; dividend yield -0%; and expected volatility -200%. Using these assumptions, the options granted have a weighted-average fair value of $1.72 per share.

On February 27, 2006 the company granted employee options to purchase an aggregate of 75,000 shares of common stock at an exercise price of $2.07 per share. The options vest over three years on the employee's anniversary and expire 10 years for the date of grant. The Company used the following assumptions in estimating the fair value of the options granted on February 27, 2006; market value at the time of issuance - $2.00; expected term - 7 years; risk-free interest rate - 4.26%; dividend yield –0%; and expected volatility - 200%. Using these assumptions, the options granted had a weighted-average fair value of $1.99 per share.

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

On August 8, 2008, the Company granted employee options to purchase an aggregate 165,000 shares of common stock at an exercise price of $.72 per share.  The options vest over three years beginning on the anniversary of the grant date and expire on August 25, 2015, which is 10 years from the date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on August 8, 2008; market value at time of issuance – $.70; expected holding period – 5 years; risk-free interest rate – 4.93%; dividend yield – 0%; and expected volatility – 200%.  Using these assumptions, the options granted had a weighted-average fair value of $.68 per share.

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

On December 22, 2011 the Company granted options to our President to purchase an aggregate of 300,000 shares of common stock at an exercise price of $0.15 per share.  The options fully vested on December 31, 2011and expire on August 25, 2015, which is 10 years from date of Board approval of the Plan. The Company used the following assumptions in estimating the fair value of the options granted on July 15, 2010; market value at time of issuance - $0.21; expected holding period – 5 years; risk-free interest rate – 4.93%; dividend yield – 0%; and expected volatility – 200%.  Using these assumptions, the options granted have a weighted-average fair value of $0.21 per share.

During the years ended December 31, 2011 and 2010, the Company recognized $43,408 and $65,308 of stock-based compensation expense, respectively. There were 2,024,000 and 1,799,000 employee stock options outstanding at December 31, 2011 and 2010, respectively.

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2011, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,799,000	$ 1.26	4.68	$ -

Granted	300,000	0.15	-	-

Expired	-	-	-	-

Forfeited	(75,000)	1.26	-	-

Outstanding at the end of Period	2,024,000	$ 1.10	3.13	-

Excercisable at the end of Period	2,024,000	$ 1.10	3.68	-

Grant	290,000	0.24	-	75,400

Expired	-	-	-	-

Excercised	(25,714)	0.33	-	4,371

Forfeited	(94,286)	0.27	-	5,829

Outstanding at end of year	1,799,000	$ 1.61	4.68	104,340

Excercisable at the end of the year	1,644,000	$ 1.35	4.68	74,440

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2010, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,629,000	$ 1.38	5.68	$ -

Grant	290,000	0.24	-	75,400

Expired	-	-	-	-

Excercised	(25,714)	0.33	-	4,371

Forfeited	(94,286)	0.27	-	5,829

Outstanding at end of year	1,799,000	$ 1.27	4.68	104,340

Excercisable at the end of the year	1,644,000	$ 1.35	4.68	74,440

As of December 31, 2011, there was no unrecognized compensation cost related to employee stock options based upon the all of the grants as of December 31, 2011

NOTE 8 – LEASE COMMITMENT

The Company currently occupies a manufacturing facility in Draper, Utah. The lease on the facility expired on December 31, 2011 and the Company was paying $8,450 on a month-to-month basis. Management is currently in discussions with the landlord to extend the lease on our existing manufacturing facility. An agreement in principal has been reached which would include a reduction of the average monthly payment to $7,950 through the end of 2013 and then increase by $500 per month in each of the following two years, but this amendment to the agreement has not yet been executed

NOTE 9 – RELATED PARTY MANUFACTURING CONTRACT

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEGAL PROCEEDINGS

On June 23, 2010, the Company, along with the Company's Director of Engineering, filed a complaint against R&D Products, LLC, Persimmon Investments, Inc. and Jules A. deGreef, the managing member of R&D Products, LLC. The complaint alleges that all of the intellectual properties owned by R&D Products and Mr. deGreef, specifically patented applications using Bend Sensor® technology that were filed jointly by Mr. Beck and Mr. deGreef, and later assigned solely to Mr. deGreef and R&D Products, are the property of the Company. The assignment by Mr. Beck of his rights in the patents and intellectual properties were improperly given and are the property of the Company. The Company believes that since Mr. Beck was an employee of the Company during the time that he became the primary creative force and inventor of the Bend Sensor® applications for R&D Products and Mr. deGreef, and the inventions and applications were created using Flexpoint resources, the Company is claiming that such intellectual properties, patents, etc. filed by deGreef, Persimmon and R&D belong to Flexpoint and therefore is seeking financial damages and ownership of all intellectual rights, patents and inventions created by Mr. Beck for deGreef, Persimmon and R&D Products.

NOTE 11 - SUBSEQUENT EVENTS

On January 17, 2012 the Company issued a promissory note for $50,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before December 31, 2012 and has a conversion feature for restricted common shares at $0.15 per share.

On February 13, 2012 the Company issued a promissory note for $10,128 to an existing shareholder, The new note was issued to replace the $10,000 note issued on December 28, 2011, plus accrued interest. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 31, 2012 and has a conversion feature for restricted common shares at $0.15 per share.

On February 14, 2012 the Company issued a promissory note for $50,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before December 31, 2012 and has a conversion feature for restricted common shares at $0.15 per share.

On March 15, 2012 the Company issued a promissory note for $50,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before December 31, 2012 and has a conversion feature for restricted common shares at $0.15 per share.

On February 2, 2012, the Company issued 91,100 restricted shares at $0.16, in lieu of cash, to a consultant for marketing consultant services valued at $15,000. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Current Report on Form 8-K, on January 17, 2012 the Company dismissed Mantyla McReynolds LLC, as our independent registered public accounting firm and on the same date engaged Sadler Gibbs and Associates, LLC Certified Public Accountants, as our independent registered public accounting firm.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term of Office
Clark M. Mower	65	President, CEO and Director	From November 2005 until next annual meeting
John A. Sindt	67	Chairman of the Board	From November 2005 until next annual meeting
Ruland J. Gill, Jr.	66	Director	From November 2005 until next annual meeting
Thomas N. Strong	56	Controller and Chief Financial Officer

Clark M. Mower – Mr. Mower was appointed our President and CEO in January 2005.  He was appointed as Director, President and CEO of Sensitron in February 2005.  In November 2005 he was elected to serve a one year term as director (or until the next annual meeting). He formerly served as Senior Vice President - Mergers and Acquisitions - Merchant Energy Group for El Paso Energy Corporation (NYSE: EP).  From August 2002 through 2004 he was the managing member of Polaris Energy, LLC, a non-affiliated consulting company to energy related mergers and acquisition.  From August 2002 to July 2004 he was a management committee member for Saguaro Power Company, a non-affiliated company operating a 100 megawatts power plant in Henderson, Nevada.  Prior to that he served as President and Chief Executive Officer of Bonneville Pacific Corporation (a public company) for eight years until El Paso Corporation acquired Bonneville Pacific Corporation in October 1999.  .

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

During the past ten years none of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely:  (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

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

OTHER COMMITTEES

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

Flexpoint Sensor Systems, Inc.

106 West Business Park Drive

Draper, Utah 84020

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2011, we believe that Mr. Mower filed late one Form 4 required during the year ended December 31, 2011.

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

The following table shows the compensation paid to our principal executive officer, principal financial officer, and our most highly compensated executive officer for the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO and Director	2011 2010	$102,063 $106,500	$45,000 $24,000	0 0	$147,063 $130,500
John A. Sindt, Chairman.	2011 2010	$ 0 $ 0	0 0	0 0	$ 0 $ 0
Thomas N. Strong Controller/CFO.	2011 2010	$ 0 $ 0	$ 0 $ 0	0 0	$ 0 $ 0

(1)

 Represents value of options granted computed in accordance with FASB ASC Topic 718.

On December 22, 2011 our board of directors authorized the grant of options to purchase 300,000 shares at $0.15 to our President and CEO, Clark M. Mower.  These options to purchase shares were granted in consideration for Mr. Mower accepting a voluntary salary reduction over the first six months of 2012 and the options vested on December 31, 2011. The options were granted under the 2005 Stock Incentive Plan.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to the above named executive officers as of December 31, 2011.

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exercise Date (f)
Clark M. Mower, CEO, President and Director	300,000 100,000 100,000 100,000 300,000 (1)		0 0 0 0 0	$1.91 $1.18 $0.33 $0.24 $0.15	8/25/15 8/25/15 8/25/15 8/25/15 8/25/15
John A. Sindt, Principal Financial Officer and Director	180,000	0	0	$1.91	8/25/15
Thomas N. Strong	120,000 86,000	0 0	0 0	$0.72 $0.33	8/25/15 8/25/15

(1)

Options for 300,000, granted on December 22, 2011 and vested on December 31, 2011

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2011.  This chart also includes individual compensation arrangements described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,024,000	$ 1.10	476,000
Equity compensation plans not approved by security holders	0	$ 0.00	0
Total	2,024,000	$ 1.10	476,000

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

During the year ended December 31, 2011 options to purchase 300,000 shares were issued pursuant to the Plan.

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 36,277,615 shares of common stock outstanding as of March 30, 2012, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
First Equity Holdings Corp. First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, Utah 84106	5,985,858 (1)	16.50

(1)

Includes 743,000 shares held by an officer of First Equity Holdings Corp.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Clark M. Mower	1,575,000 (1)	4.24
John A. Sindt	1,611,326 (2)	4.42
Ruland J. Gill, Jr	191,470 (3)	Less than 1%
Thomas N. Strong	207,000 (4)	Less than 1%
Directors and officers as a group	3,584,796	9.54

(1)

Represents 675,000 shares and vested options to purchase 900,000 shares.

(2)

Represents 1,233,338 shares held by Mr. Sindt, 180,000 vested options and he has investment power with respect to 197,988 shares.

(3)

Represents 28,350 shares held by Mr. Gill and 163,120 shares held in a family trust.

(4)

Represents 1,000 shares and vested options of 206,000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PARTIES

The following information summarizes transactions we have either engaged in since the beginning of the last two completed fiscal years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

On December 22, 2011 our Board of Directors authorized the grant of options to purchase 300,000 shares at $0.15 to our President and CEO, Clark M. Mower.  These options to purchase shares were granted in consideration for Mr. Mower accepting a voluntary salary reduction over the first six months of 2012 and the options vested on December 31, 2011. The options were granted under the 2005 Stock Incentive Plan, and in accordance with FASB ASC Topic 718, the options were valued at $45,000.

DIRECTOR INDEPENDENCE

We believe Ruland J. Gill, Jr. in an independent director as defined under NASDAQ Stock Market Rule 5605(a)(2). This rule defines persons as "independent" who are neither officers nor employees of the company and have no relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

ACCOUNTANT FEES

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Mantyla McReynolds, PC and Sadler, Gibbs and Associates, LLC Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by those accounting firm.

	2011	2010
Audit fees	$13,500	$24,304
Audit-related fees	0	0
Tax rel Tax fees	$ 1,000	$ 1,300
All othe All other fees	0	0

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

(a)(3)  Exhibits

The following documents have been filed as part of this report

No.

Description

3.1

Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-

QSB, filed August 4, 2006)

3.2

Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3,

2004)

10.1

Flexpoint Sensor Systems, Inc. 2005 Stock Incentive Plan (Incorporated by reference to Schedule 14A, filed October   27, 2005)

10.2

Line of Credit with Maestro Investment, LLC for $500,000 dated November 2, 2010 (Incorporated by reference to exhibit 10.3 to Form 10-Q, filed May 16, 2011)

10.3

 Notice of Stock Option Grant between Flexpoint Sensor and Clark M. Mower, dated December 22, 2011

20.2

 Audit Committee Charter (Incorporated by reference to Schedule 14A, filed October 27, 2005)

21.1

Subsidiaries of Flexpoint Sensor Systems, Inc. Incorporated by reference to exhibit 21.1 of Form 10-K filed April 9,   2010

23             Mantyla, McReynolds LLC Consent

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

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB

XBRL Taxonomy Extension Label Linkbase Document

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF                  XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: March 30, 2012

By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 30, 2012

 /s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date:  March 30, 2012

 /s/ John A. Sindt

John A. Sindt

Chairman of the Board

Date:  March 30, 2012

 /s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer