Form 10-Q
period 2012-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2012-05-15
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 38,777,614 as of May 14, 2012.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2012 and

    December 31, 2011

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three

  Months Ended March 31, 2012 and 2011 and for the Cumulative Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through March 31, 2012

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the

               Three Months Ended March 31, 2012 and 2011 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through March 31, 2012

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3. Quantitative and Qualitative Disclosures about Market Risk

19

Item 4. Controls and Procedures

19

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 6.  Exhibits

 21

Signatures

22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2012, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, and condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2011 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange commission on April 2, 2012. The cumulative financial information from February 24, 2004 (the date of emergence from bankruptcy) through March 31, 2012, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three months ended March 31, 2012 and 2011, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	MAR 31, 2012 (Unaudited)	DEC 31, 2011 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 22,022	$ 7,294
Accounts receivable	18,256	21,719
Inventory	7,749	8,178
Deposits and prepaid expenses	11,727	11,713
Total Current Assets	59,754	48,904
Long-Term Deposits	16,500	16,500
Property and Equipment, net of accumulated depreciation
of $395,350 and $374,503	191,043	211,890
Patents and Proprietary Technology, net of accumulated
amortization of $402,958 and $376,238	558,027	584,747
Goodwill	5,105,664	5,105,664
Total Assets	$ 5,930,988	$ 5,967,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 243,376	$ 248,391
Accounts payable – related party	11,766	13,087
Accrued liabilities	359,346	276,856
Convertible notes payable, net of discount of $0	660,128	500,000
Convertible notes payable to related party, net of discount of $0 and $0	40,000	50,000
Total Current Liabilities	1,314,616	1,088,334

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	--	--
Common stock – $0.001 par value; 100,000,000 shares authorized;
36,277,614 shares and 36,186,514 shares issued and outstanding	36,278	36,187
Additional paid-in capital	23,255,504	23,240,604
Deficit accumulated during the development stage	(18,675,410)	(18,397,420)
Total Stockholders' Equity	4,616,372	4,879,371
Total Liabilities and Stockholders' Equity	$ 5,930,988	$ 5,967,705

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence
	For the	For the	from
	Three Months	Three Months	Bankruptcy)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Engineering, Contract and Testing Revenue	$ 14,339	$ 12,125	$ 912,453

Operating Costs and Expenses
Amortization of patents and proprietary technology	26,720	27,468	1,078,834
Cost of revenue	909	2,681	167,746
Administrative and marketing expense	180,736	281,605	12,315,602
Research and development expense	64,480	45,441	3,062,170
Impairment of long-lived assets	--	--	797,312
Total Operating Costs and Expenses	272,845	357,195	17,421,664

Other Income (Expense)
Interest expense	(19,498)	(2,693)	(2,349,282)
Interest income	14	--	131,833
Sublease rent income	--	--	11,340
Other income (expense)	--	--	218
Loss on sales of equipment	--	--	(810)
Gain on stock debt exchange	--	--	40,502
Net Other Expense	(19,484)	(2,693)	(2,166,199)

Net Loss	$ (277,990)	$ (347,763)	$ (18,675,410)

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	36,245,579	35,930,486

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence from
			Bankruptcy)
	For the Three Months		through
	Ended March 31,		March 31,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$ (277,990)	$ (347,763)	$ (18,675,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,847	29,915	1,042,540
Amortization of patents and proprietary technology	26,720	27,468	1,078,834
Impairment of long-lived assets	--	--	797,312
Issuance of common stock and warrants for services	15,000	90,000	3,557,785
Expenses paid by increase in convertible note payable	--	--	82,200
Amortization of discount on note payable	--	--	2,230,654
Stock-based compensation expense for employees	--	4,366	1,874,849
Loss on asset disposal	--	--	2,437
Loss on extinguishment of debt	--	--	22,966
(Gain)/loss on conversion of notes payable to common stock	--	--	7,800
Bad debt expense	--	--	10,638
Changes in operating assets and liabilities:
Accounts receivable	3,463	18,575	(30,892)
Inventory	429	1,342	(7,749)
Deposits and prepaid expenses	(14)	(6,000)	(28,227)
Accounts payable	(5,023)	13,481	37,262
Accounts payable – related parties	(1,321)	(12,162)	11,766
Accrued liabilities	82,489	50,660	356,851
Deferred revenue	--	--	(343,750)
Net Cash Used in Operating Activities	(135,400)	(130,118)	(7,972,134)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	--	--	(200,119)
Payments for patents	--	--	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	--	--	(265,000)
Net Cash Used in Investing Activities	--	--	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock, warrants and options	--	--	5,622,157
Proceeds from subscriptions receivable	--	--	50,000
Principal payments on notes payable - related parties	(10,000)	--	(520,300)
Proceeds from convertible notes payable - related parties	--	--	495,300
Proceeds from borrowings under convertible note payable	160,128	150,000	2,855,935
Net Cash Provided by Financing Activities	150,128	150,000	8,503,092
Net Change in Cash and Cash Equivalents	14,728	19,882	19,971
Cash and Cash Equivalents at Beginning of Period	7,294	6,027	2,051
Cash and Cash Equivalents at End of Period	$ 22,022	$ 25,909	$ 22,022

Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --	$ --
Cash paid for interest	$ --	$ --	$ 16,955
Supplemental Disclosure on Noncash Investing and Financing Activities
Stock issued for debt	-	30,000	30,000
Outstanding notes payable converted to stock	--	--	3,218,599
Expiration of warrants outstanding	--	--	2,361,785
Subscription receivable	--	--	50,000
Recognition of discounts on convertible notes payable			2,069.003
Extinguishment of unamortized discounts on modified convertible notes payable	--	--	(17,477)

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2011included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2012. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology and equipment using Bend Sensors® flexible potentiometer technology. The Company is in the development stage as significant production and revenue generation have not yet commenced on a sustainable long term basis.  Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing, further developing and marketing the technology and seeking long-term manufacturing contracts. Even though the Company has made significant strides forward with its business plan, it is likely that additional progress may not occur over the next nine months due primarily to the time necessary to negotiate long-term manufacturing and production agreements. Accordingly, the Company is not anticipating significant revenues until mid to late 2012, and will require additional financing to fund its short-term cash needs. These matters raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $22,022 at March 31, 2012 and $7,294 at December 31, 2011 represent cash on deposit in various bank accounts with two separate financial institutions.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided, including any shipping and handling fees. Due to the limited amount of transactions, collectability of the trade receivables is reasonably assured, therefore the Company has not created an allowance for doubtful accounts. Most contracts associated with design and development engineering require a deposit of up to 50% of the quoted price of the initial phase of such contracts prior to the commencement of work. As the Company completes each phase or mile stone of such contracts require additional funding from the customer.  These deposits are considered deferred income until each phase or mile stone is completed and accepted by the customer, at which time the agreed upon price for that particular phase of the contract is billed to the customer and the deposit applied. As the Company’s revenues and customer base increase, an allowance policy will be established.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company’s analysis did not indicate any impairment of assets as of March 31, 2012.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of March 31, 2012.

Research and Development – Research and development costs are recognized as an expense during the period incurred until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs. As described in ASU 2010-28, ASU 2011-08 and ASC 350-20-35, the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as basis for determining whether it is necessary to perform the two -step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. The analysis also requires various judgments and estimates, including general and macroeconomic conditions, industry and the Company’s targeted market conditions, as well as relevant entity-specific events; such as a change in market for the Company’s products and services. After considering the qualitative factors that would indicate a need for interim impairment of goodwill and applying the two-step process described in ASC 350-20-35 paragraphs 4-13, management has determined that goodwill is not more likely than not less than the carrying value of the Company including goodwill, and that no impairment need be recognized during the period.

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

Recent Accounting Pronouncements -The Company has adopted the two step goodwill test as described in ASU 2010-28 and ASU 2011-08. The Company has evaluated other recent accounting pronouncements and based upon the evaluation the Company believes the adoption of the new pronouncements has not or is not expected to have a material impact on the Company’s financial position or statements in the future.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At March 31, 2012, there were outstanding options to purchase 2,024, 000 shares of common stock, and 1,666,667 restricted shares held in escrow as collateral for the $500,000 line of credit from Maestro Investment LLC executed in November 2010.  Due to the decline in share price during 2011 the Company, if requested by Maestro, has agreed to increase the escrowed collateral shares to 2,500,000. These options and escrowed shares were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

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

During the three months periods ended March 31, 2012 the Company recognized $0.00 of stock-based compensation expense, compared to $4,366 during the same period in 2011. There were 2,024,000 employee stock options outstanding at March 31, 2012. A summary of all employee options outstanding and exercisable under the plan as of March 31, 2012, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	3.13	$ -

Granted	-	-	-	-

Expired	-	-	-	-
		-
Forfeited	-	-	-	-

Outstanding at the end of Period	2,024,000	$ 1.10	2.92	$ -

Exercisable at the end of Period	2,024,000	$ 1.10	2.92	$ -

Based upon the current options issued as of March 31, 2012, there was no additional unrecognized compensation cost related to employee stock options that will be recognized.

NOTE 3 – ISSUANCE OF STOCK

On February 2, 2012, the Company issued 91,100 restricted shares at $0.16, in lieu of cash, to a consultant for marketing consultant services and cancelled $15,000 of Company debt.

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

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented medical bed technology. On that same day the Company, R&D Products and the Licensee entered into a long-term joint manufacturing agreement for R&D’s medical bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related medical products through 2018 with an option to renew each year thereafter. Production schedules with specific quantities and deadlines are still being outlined (see Note 7, "Litigation"). At this time management is unsure the effect their litigation with R&D will have on this agreement with R&D or its Licensee.

The Company has a related party payable to its President, CEO and Director for reimbursement of travel and other related expenses incurred on behalf of the Company. The amount due to the President as of March 31, 2012 and December 31, 2011 is $7,766 and $11,587, respectively.

The Company has a related party payable to its Chief Financial Officer for services provided to the Company. The amount due to the Chief Financial Officer as of March 31, 2012 and December 31, 2011 is $4,000 and $1,500, respectively.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – NOTES PAYABLE

On November 2, 2010 the Company secured a $500,000 line of credit from Maestro Investments. LLC. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012.  The note has a conversion feature that provides Maestro with the option to convert any outstanding balance of the note to the Company's restricted common shares at $0.30 per share, or other amount to be agreed upon. Due to the recent decline in the Company's stock price the Company has agreed, if requested by Maestro, to issue an additional 833,333 shares as collateral for the line of credit. The line of credit is secured by the Company's assets including, but not limited to, business furniture, fixtures equipment and up to 2,500,000 restricted shares held in escrow. As of March 31, 2012 the outstanding balance of the line of credit was $500,000.

On August 8, 2011 the Company issued a promissory note for $40,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before July 31, 2012 and has a conversion feature for restricted common shares at $0.20 per share.

On December 28, 2011 the Company issued a promissory note for $10,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before July 31, 2012 and has a conversion feature for restricted common shares at $0.20 per share. On February 13, 2012 the Company, cancelled the original note dated December 28, 2011 issued a new promissory note in the amount of $10,128 to an existing shareholder, including accrued interest. The new note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 31, 2012 and has a conversion feature for restricted common shares at $0.15 per share.

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

NOTE 6 – OPERATING LEASES

The operating lease agreement for the manufacturing facility in Draper, Utah expired on December 31, 2011. The Company continued to occupy the facility on a month-to-month basis, while management negotiated with the landlord for new lease terms. On March 29, 2012 an amended lease agreement was executed. Under the terms of the

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

amendment the lease was extended for 36 months through December 31, 2014. For the twelve months ending December 31, 2012 the average lease payments, including common area maintenance will be $7,950 and will increase by $500 per month each year thereafter. The total future minimum payments under the amended lease agreement lease as of March 31, 2012 are as follows:

Year Ended December 31
2012	$ 71,500
2013	101,400
2014	107,400
Total	$ 280,350

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

NOTE 8 - COMMITMENT

On January 1, 2011 the Company extended its marketing agreement with Mr. Sukhminder Bedi through December 31, 2011. Under the agreement Mr. Bedi is to be paid $5,000 per month for his services, of which Mr. Bedi has agreed to accept shares of the Company's restricted stock in lieu of cash payable quarterly. The number of shares issued will be based upon the average quarterly market price of the stock. On December 27, 2011 this agreement was extended under the same payment terms through 2012.

On March 29, 2012 an amended lease agreement was executed. Under the terms of the amendment the lease was extended for 36 months through December 31, 2014. For the twelve months ending December 31, 2012 the average lease payments, including common area maintenance will be $7,950 and will increase by $500 per month each year thereafter. Total minimum lease payments from March 31, 2012 through December 31, 2014 are $280,350

 NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 - SUBSEQUENT EVENTS

On April 10, 2012, the board authorized the issuance of 2,500,000 restricted shares of common stock to retire the balance of the Maestro line of credit of $500,000 and accrued interest. The debt was converted at a rate of $0.20 per share and the fair market value of the shares was $0.09 per share on the date of conversion. This resulted in a gain on conversion of debt of $323,248 that will be recognized during the three months ended June 30, 2012.

On April 15, 2012 the Company issued a promissory note for $202,397 to an existing shareholder. Consolidating and canceling the $50,000 notes issued in January, February and March 2012, and received an additional $50,000 in proceeds from the new note to help fund operations. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before December 31, 2012 and has a conversion feature for restricted common shares at $0.10 per share.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a development stage company principally engaged in designing, engineering and manufacturing bend sensor technology and devises that use its patented Bend Sensor® technology, (a flexible potentiometer technology). For the past three years we have been making improvements to our technology and proving the versatility and durability of the Bend Sensor® by manufacturing Bend Sensor® devices and related products and introducing these to a variety of industries. We own nine patents and are in the process of filing for more. The Company is currently manufacturing several fully instigated products that are being sold and supplied to its current limited customers. We have also jointly developing additional commercially viable products that will be used in the automotive, medical and industrial industries. We are working towards expansion of our customer base as our patented technology continues to gain recognition in various markets. Over the next six months we will concentrate most of our marketing efforts and limited financial resources on current projects that we believe can be brought to market in the shortest period of time. We anticipate having as many as 10 to 15 different products featuring our patented Bend Sensor® technology on the market over the next 8 to 12 months including products in the automotive, residential home care and industrial control industries.

Over the past three months we have been enhancing our relationships with various automotive Tier 1 suppliers as they continue to test and prove our patented horn and seat switch reliability.  We have also developed new types of products for our Bend Sensor® technologies and have received small repeat production orders from existing customers. We have made improvements on our initial prototype for a Home Monitoring Presence Detection System using our Bend Sensor® technologies and have received development and design orders from various industries including the military.  In addition, we continue working with significant market makers and Tier 1 automotive suppliers in the U.S. and Europe on numerous other applications for our sensors and devises.

In management's opinion the desire of U.S. manufacturers to have lighter weight more fuel efficient cars have proven to be to our advantage. Our Bend Sensor® is lighter in weight, has fewer moving parts than conventional sensing devices, is more versatile and, due to its unique design is more cost effective. Product and design changes in the automotive industry are slow, averaging two to three years before actually being incorporated into a commercially viable automotive platform. Because of our recent work with several Tier 1 suppliers, we have   shown the Bend Sensor® as the next generation of sensing devises to the industry. With the need for higher fuel efficiencies and lower manufacturing costs, the auto industry is developing alternative-fuel type (“green”) vehicles that are lighter in weight, less complicated in design, and more cost effective to run and build. Due to the advanced technology of the Bend Sensor® and its versatility of applications we believe we can be a part of the changes needed in the automotive, energy and technological industries.

We continue to manufacture products for Intertek Industrial Corp. Their ProTek System is an automotive seat monitoring device integrated into emergency response vehicles.  This monitoring device places the Company’s Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in ambulances and is being tested for use in other types of emergency vehicles. Through its relationship with Intertek the Company has further validated its technology in the automotive and safety industries and  is currently working with other companies on similar systems for buses, cabs and heavy equipment operators to ensure the safety of the their passengers and drivers. A national surge in ambulance accidents has called for increased safety standards for emergency vehicles. Due to the rise in injuries and fatalities that result from these accidents, the National Fire Protection Association (NFPA) has taken on the task of rewriting the ambulance standard. As a result there is currently national legislation proposed that could take effect as early as 2013. The proposed legislation will require a safety system similar to Intertek's Pro Tek System, which will give Intertek a significant competitive advantage being first to market with an already proven system that will meet the legislative requirements.

Using our Bend Sensor® technology the Company has developed a patented medical bed. Because of the Bend Sensor’s® predictability the accompanying electronics of the bed are able to determine the position of the person in the bed and how they are moved. The bed has the ability to roll a patient left or right to relieve pressure areas that can cause bed sores or other life threatening complications for patients that are bed ridden as well as facilitate dressing changes. Needed adjustments can be programmed into the bed to relieve pressure areas to meet the required standards for patient care and comfort.

The Company anticipates marketing a similar bed as part of an in-home specialty mattress. The specialty (non-innerspring) segment of the bedding market has been growing rapidly over the past six to seven years. With the increasing demand of specialty mattresses almost every commercial mattress company has a specialty bed they promote. The Company has had some discussions with mattress companies who have expressed interest in the concept. In June 2010 the Company initiated legal action against R&D Products, LLC, the joint developer of the medical bed, and at this time management is unsure of the effect that this action may have on our relationship with R&D Products and its Licensee of the medical bed application of the Bend Sensor® technology (See note 7 of the financial statements).

Our Bend Sensor® technology has many other medical applications that the Company is pursuing. We have developed a specialty sensor for an undisclosed medical device for a company. The estimated volumes quoted for this device are between 500,000 to 1 million sensors annually. The application will use a sensor that is an adaptation of a sensor that we already have commercially available; therefore the cost associated with the development of this medical application will be marginal. We are also working with a company on the development of a disposable directional positioning sensor for colonoscopies. It is estimated that the annual demand for colonoscopy ranges from 2.21 to 7.96 million procedures in the United States and as the population continues to age more procedures will be required. One of the difficulties with the procedure is providing an inexpensive means of locating the exact position of the colonoscopes. With the use of a sensor array and monitoring equipment it appears to be possible to locate the positioning of the colonoscopes.

Although so far the volumes have been relatively small we continue to receive follow up orders for the universal sensor that we jointly developed last year. We expect to receive additional orders from other customers for this sensor as it becomes more recognizable in the market. Current our customers for this type of sensor include companies in the following industries; automobiles, trucking, busing, emergency vehicles, taxi cabs, public transportation, military and other governmental entities. As anticipated, the Company is beginning to see the potential for more significant volumes and revenues from the sale of this sensing devise over the next year and beyond.

Finalizing additional long-term revenue generating production contracts with other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we have made positive strides forward with our business plan, it is likely that significant progress may not occur for the next three to six months, primarily due to the time it takes for negotiating such contracts.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable over the next six to nine months.

In 2010 we entered into a Technology Development Agreement with Design HMi, LLC, which has extensive experience, contact and knowledge involving product design and development in the automotive industry. This relationship has opened additional automotive opportunities for the implementation of the Bend Sensor® technology for the automotive industry that should be realized over the next six months to a year.

On October 7, 2011 we entered into a joint venture and marketing agreement with Victor S.r.l of Italy (“Victor”). The agreement includes provisions to jointly develop custom sensors to be used in Victor's RimSense Technology. Victor is a 30-year-old diversified company located in Verona, Italy. Victor has grown from the hand-crafting steering wheel company in to one that offers a wide range of products for the automotive, truck and marine industries.

On November 1, 2011 we announced our recently executed Marketing and Agency Agreement with Mobicon Electronic Supplies Company to market Flexpoint's sensors and specialty products in China and Asia. Mobicon was established in 1983 and initially engaged in the retail and wholesale business of electronic and computer components.  Mobicon’s business has a global reach in the distribution of electronic components, equipment, automation, computer and computer accessories and has over 5000 customers located in 72 countries.

Management believes with the signing of the Victor Joint Venture Agreement and the Mobicon Marketing agreement the Company will be able to leverage the relationships that will open additional markets to our products and technology which will bring additional projects to Flexpoint and build a solid customer base that will drive revenue generation for the future.

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract, testing and limited production services and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next three to nine months.  From 2008 through 2010 we have relied on proceeds from various convertible loans from existing shareholders to fund our operations. In November 2010 we issued 7,590,663 in restricted common shares of stock and retired $1,696,399 of outstanding convertible notes and corresponding accrued interest.

On November 2, 2010 the Company secured a $500,000 line of credit from Maestro Investments. LLC. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012. Over the twelve months ending December 31, 2011 the Company drew down the entire line of credit to fund its operations. On April 10, 2012 the Board of Directors authorized the issues of 2,500,000 restricted common shares to retire the full amount due from the line on credit including accrued interest. The debt was converted at a rate of $0.20 per share and the fair market value of the shares was $0.09 per share on the date of conversion. This resulted in a gain on conversion of debt of $323,248 that will be recognized during the three months ended June 30, 2012.

On January 17, 2012 the Company issued a promissory note for $50,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before December 31, 2012 and has a conversion feature for restricted common shares at $0.15 per share.

On February 13, 2012 the Company cancelled the original note dated December 28, 2011, issued a new promissory note in the amount of $10,128 to an existing shareholder, including accrued interest. The new note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 31, 2012 and has a conversion feature for restricted common shares at $0.15 per share.

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

On April 15, 2012 the Company issued a promissory note for $202,397 to an existing shareholder. Consolidating and canceling the $50,000 notes issued in January, February and March 2012, and received an additional $50,000 in proceeds from the new note to help fund operations. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before December 31, 2012 and has a conversion feature for restricted common shares at $0.10 per share.

Management believes that our current cash burn rate is approximately $50,000 per month and the proceeds from the convertible notes and our engineering and design fees will not totally fund our anticipated growth in operations. We will therefore need to raise additional financing. We believe that this additional financing will provide the needed capital to extend operations to the development and production of our growing product offerings and growing manufacturing opportunities. However, we may not be able to obtain financing, or the sources of financing, if any, may not continue to be available, and if available, they may be on terms unfavorable to us.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at March 31, 2012 consist of our operating lease of $7,950 per month, and total liabilities of $1,314,615 which includes $700,128 of convertible notes payable related to our current line of credit and shareholder loan. Under the terms of our operating lease the average monthly payments are $8,450, including common area maintenance through December 31, 2014. The total future minimum payments under this lease as of March 31, 2012 are $280,350.

On August 8, 2011 the Company issued a promissory note for $40,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before July 31, 2012 and has a conversion feature for restricted common shares at $0.20 per share.

During the first three months of 2012 we issued additional promissory notes in the amount of $160,128. The notes have an annual interest rate of 10% and a conversion feature for the Company’s restricted common stock at $0.15 per share. The notes have varying maturity dates and are due and payable, including any outstanding interest, between June 30, 2012 and December 31, 2012.

On April 15, 2012 the Company issued a promissory note for $202,397 to an existing shareholder. Consolidating and canceling the $50,000 notes issued in January, February and March 2012, and received an additional $50,000 in proceeds from the new note to help fund operations. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before December 31, 2012 and has a conversion feature for restricted common shares at $0.10 per share.

Our total current liabilities include accounts payable of $255,142 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees.

Accrued liabilities at March 31, 2012, were $359,345 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During the nine months ended September 30, 2011, the Company recorded an impairment charge of $250,757 to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment. The analysis for the impairment test for the three months ended March 31, 2012 compared the carrying value of the Company's net assets to the estimated fair value of the overall Company, and the projected net cash flows of the Company over the next three years, based upon our analysis no additional impairment was recognized during the three months ended March 31, 2012.

We test long-lived assets for impairment quarterly or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Under similar analysis no impairment charge was taken during the three month period ended March 31, 2012. Impairment tests will be conducted on a quarterly basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the three month periods ended March 31, 2012 and 2011 we recognized $0.00 and $4,366, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2012 and 2011, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2011 and 2010.

	Three month period ended
	March 31, 2012	March 31, 2011

Design, contract and testing revenue	$ 14,339	$ 12,125

Total operating costs and expenses	272,845	357,195
Net other income (expense)	(19,484)	(2,693)

Net loss	(277,990)	(347,763)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

For the three months ending March 31, 2012 revenue increased by $2,214 compared to the same period in 2011. The fluctuation in revenue is due to the Company concentrating its marketing strategy and resources on a limited number of customers, and the repeat orders from those customers. Management believes this approach has the highest potential to bring commercially viable products to market during 2012 and beyond, and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations. But management anticipates that revenues will continue to increase as we continue to execute our long-term business plan. However until a long-term production contract is in place there is no guarantee that our limited customer base will order in sufficient volumes to sustain our operations. Therefore management continues to work with larger companies and industries and is hopeful that in the near future will sign a long-term licensing or manufacturing contract.

Revenue for the three months ending March 31, 2012 and 2011 was from design contract, development engineering and limited production. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.

Of the $272, 844 total operating costs and expense for the three months ending March 31, 2012, $64,480 were for direct research and development cost. Of the $357,195 total operating cost and expense for the three months ending March 31, 2011, $45,441 were for direct research and development cost. For the three months ending March 31, 2012, total operating expenses decreased by $84,351 when compared to the same time period in 2011. The decrease in operating expenses for the three month period was partially due to fully expensing during the 2011 year the non-cash compensation to employees associated with stock options issued, and further reduction in compensation taken by the President of the Company to preserve cash.

Due to minimal revenues and overall operating costs and expenses, we recorded a net loss and loss per share for both the three months ending March 31, 2012 and for the same period in 2011.

The chart below presents a summary of our condensed consolidated balance sheets at March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011

Cash and cash equivalents	$ 22,022	$ 7,294

Total current assets	59,754	48,904

Total assets	5,930,988	5,967,705

Total liabilities	1,314,616	1,088,334

Deficit accumulated during the development stage	(18,675,410)	(18,397,420)

Total stockholders' equity	$ 4,616,372	$ 4,879,371

Cash and cash equivalents increased $14,728 at March 31, 2012 compared to December 31, 2011.  The increase in cash resulted from additional funding from the convertible note of an existing shareholder during the first quarter of the year.  Our non-current assets decreased at March 31, 2012 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $191,043, net of depreciation; patents and proprietary technology of $558,027, net of amortization; goodwill of $5,105,664 and long-term deposits of $16,500 associated with the facility operating lease and pending patents.

Total  liabilities increased by $226,281at March 31, 2012; the increase was the result of increases in accrued liabilities for investor relations, attorneys' fees associated with our current litigation (see note 7 to the financial statements above) and increase in notes payable to fund operations.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer evaluate whether information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are reasonably effective to provide assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended March 31, 2012 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the three months ending March 31, 2012 we had negative cash flows from operating activities of $135,400.  We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

Based on projected business development and existing customers, we anticipate needing to complete a second production line and have it installed and approved by the end of 2012.The second manufacturing line is expected as a result of anticipated increased manufacturing demand and improved manufacturing efficiencies. We have completed installation of our first production line and anticipate qualifying our manufacturing facility for ISO/TS-16949 certification as the Company successfully obtains additional manufacturing contracts during 2012. However, we cannot assure you that we will satisfy ISO/TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our automotive customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2012 in lieu of paying cash for the sales and marketing services to an outside consultant the Company issued 91,100 restricted shares to Mr. Sukhminder “Bobby” Bedi and canceled the Company’s debt of $15,000. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On April 10, 2012 the board authorized the issuance of 2,500,000 restricted shared of common stock to Maestro Investments, LLC to convert a $500,000 line of credit and accrued interest. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

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

3.1

Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)

3.2

Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)

10.1

Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)

10.2

Addendum to Lease Agreement between Flexpoint Sensor and American Covers, Inc., dated March 29, 2012

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

Date: May 14, 2012

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer