Form 10-Q
period 2012-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2012-11-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2012

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 42,402,214 as of November 3, 2012.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2012 and

    December 31, 2011

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine

  Months Ended September 30, 2012 and 2011 and for the Cumulative Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through September 30, 2012

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the

               Nine Months Ended September 30, 2012 and 2011 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through September 30, 2012

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3. Quantitative and Qualitative Disclosures about Market Risk

20

Item 4. Controls and Procedures

20

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 6.  Exhibits

 23

Signatures

24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, and condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2011 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange commission on April 2, 2012. The cumulative financial information from February 24, 2004 (the date of emergence from bankruptcy) through September 30, 2012, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine months ended September 30, 2012 and 2011, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	SEPT. 30, 2012 (Unaudited)	DEC. 31, 2011 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 30,764	$ 7,294
Accounts receivable	7,831	21,719
Inventory	7,510	8,178
Deposits and prepaid expenses	11,757	11,713
Total Current Assets	57,862	48,904
Long-Term Deposits	16,500	16,500
Property and Equipment, net of accumulated depreciation
of $436,279 and $374,503	150,114	211,890
Patents and Proprietary Technology, net of accumulated
amortization of $456,397 and $376,238	504,588	584,747
Goodwill	5,105,664	5,105,664
Total Assets	$ 5,834,728	$ 5,967,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 254,553	$ 248,391
Accounts payable – related party	8,015	13,087
Accrued liabilities	85,049	276,856
Convertible notes payable, net of discount of $0	437,525	500,000
Convertible notes payable to related party, net of discount of $0 and $0	40,000	50,000
Total Current Liabilities	825,141	1,088,334

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	--	--
Common stock – $0.001 par value; 100,000,000 shares authorized;
42,402,214 shares and 36,186,514 shares issued and outstanding	42,402	36,187
Additional paid-in capital	23,864,379	23,240,604
Deficit accumulated during the development stage	(18,897,194)	(18,397,420)
Total Stockholders' Equity	5,009,587	4,879,371
Total Liabilities and Stockholders' Equity	$ 5,834,728	$ 5,967,705

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					For the
					Cumulative
					Period from
					February 24,
					2004 (Date of
	For the	For the	For the	For the	Emergence
	Three Months	Three Months	Nine Months	Nine Months	from Bankruptcy)
	Ended	Ended	Ended	Ended	through
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2012	2011	2012	2011	2012

Engineering, Contract and Testing Revenue	$ 13,837	$ 18,616	$ 40,711	$ 51,664	$ 938,824

Operating Costs and Expenses
Amortization of patents and proprietary technology	26,720	26,720	80,159	80,907	1,132,273
Cost of revenue	122	2,093	2,541	12,581	169,378
Administrative and marketing expense	158,142	249,031	550,706	795,241	12,685,572
Research and development expense	60,648	75,301	192,824	193,910	3,190,514
Impairment of long-lived assets	--	--	--	250,757	797,312
Total Operating Costs and Expenses	245,632	353,145	826,230	1,333,396	17,975,049

Other Income (Expense)
Interest expense	(10,009)	(11,879)	(37,548)	(17,980)	(2,367,332)
Interest income	15	--	44	15	131,864
Sublease rent income	--	--	--	--	11,340
Other income	--	215	--	215	218
Loss on sale of equipment	--	--	--	--	(810)
Gain on stock debt exchange	--	--	323,249	--	363,751
Net Other Income (Expense)	(9,994)	(11,664)	285,745	(17,750)	(1,860,969)

Net Income (Loss)	$ (241,789)	$ (346,193)	$ (499,774)	$ (1,299,482)	$ (18,897,194)

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.04)

Basic and Diluted Weighted-Average
Common Shares Outstanding	39,962,534	36,113,952	38,252,422	36,030,489

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence from
			Bankruptcy)
	For the Nine Months		through
	Ended Sept. 30,		Sept. 30,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$ (499,774)	$ (1,299,482)	$ (18,897,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,776	86,616	1,083,469
Amortization of patents and proprietary technology	80,159	80,907	1,132,273
Impairment of long-lived assets	--	250,757	797,312
Issuance of common stock and warrants for services	--	120,000	3,542,785
Expenses paid by increase in convertible note payable	--	--	82,200
Amortization of discount on note payable	--	--	2,230,654
Stock-based compensation expense for employees	--	13,242	1,874,849
Loss on asset disposal	--	--	2,437
Loss on extinguishment of debt	--	--	22,966
Loss (Gain) on conversion of notes payable to common stock	81,741	--	89,541
Bad debt expense	--	--	10,638
Changes in operating assets and liabilities:
Accounts receivable	13,888	9,760	(20,467)
Inventory	668	2,092	(7,510)
Deposits and prepaid expenses	(44)	(5,809)	(28,257)
Accounts payable	6,162	115,583	48,447
Accounts payable – related parties	(5,072)	(12,033)	8,015
Accrued liabilities	(143,559)	181,472	(192,456)
Deferred revenue	--	(7,120)	(343,750)
Net Cash Used in Operating Activities	(404,055)	(464,060)	(8,240,789)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	--	--	(200,119)
Payments for patents	--	--	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	--	--	(265,000)
Net Cash Used in Investing Activities	--	--	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	--	--	5,622,157
Proceeds from subscriptions receivable	--	50,000	50,000
Principal payments on notes payable - related parties	(10,000)	--	(520,300)
Proceeds from convertible notes payable - related parties	--	--	495,300
Proceeds from borrowings under convertible note payable	437,525	440,000	3,133,332
Net Cash Provided by Financing Activities	427,525	490,000	8,780,489
Net Change in Cash and Cash Equivalents	23,470	25,940	28,713
Cash and Cash Equivalents at Beginning of Period	7,294	6,027	2,051
Cash and Cash Equivalents at End of Period	$ 30,764	$ 31,967	$ 30,764

Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --	$ --
Cash paid for interest	$ --	$ --	$ 16,955
Supplemental Disclosure on Noncash Investing and Financing Activities
Stock issued for debt	$ 630,000	$ 60,000	$ 690,000
Outstanding notes payable converted to stock	--	--	3,218,599
Expiration of warrants outstanding	--	--	2,361,785
Subscription receivable	--	--	50,000
Recognition of discounts on convertible notes payable			2,069,003
Extinguishment of unamortized discounts on modified convertible notes payable	--	--	(17,477)
Conversion of notes payable and accrued interest	$ (548,248)	$ --	$ (548,248)

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

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology products and equipment using Bend Sensors® flexible potentiometer technology. The Company is in the development stage as significant production and revenue generation have not yet commenced on a sustainable basis.  Development stage activities primarily include acquiring equipment and technology, organizing activities, obtaining financing, further developing, enhancing and marketing the technology and seeking long-term manufacturing contracts. Even though the Company has made significant strides forward with its business plan, it is likely that additional progress may not occur over the next nine months due primarily to the time necessary to negotiate long-term manufacturing and production agreements. Accordingly, the Company is not anticipating significant revenues until late 2012 or early 2013, and will require additional financing to fund its short-term cash needs. These matters raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company may be required to rely on debt financing, loans from related parties, and private placements of common stock for additional funding.  These sources of financing may only be available on terms not acceptable to the Company.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $30,764 at September 30, 2012 and $7,294 at December 31, 2011 represent cash on deposit in various bank accounts with a financial institution.

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

When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company’s analysis did not indicate any impairment of assets as of September 30, 2012.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the rights to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology rights, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of September 30, 2012.

Research and Development – Research and development costs are recognized as an expense during the period incurred until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs. As described in ASU 2010-28, ASU 2011-08 and ASC 350-20-35, the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two -step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. The analysis also requires various judgments and estimates, including general and macroeconomic conditions, industry and the Company’s targeted market conditions, as well as relevant entity-specific events; such as a change in the market for the Company’s products and services. After considering the qualitative factors that would indicate a need for interim impairment of goodwill and applying the two-step process described in ASC 350-20-35 paragraphs 4-13, management has determined that the value of Company’s assets is not, “more likely than not” less than the carrying value of the Company including goodwill, and that no impairment charge needs be recognized during the reporting periods.

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

Basic and Diluted Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2012, there were outstanding options to purchase 2,024,000 shares of common stock. These options were not included in the computation of diluted earnings because the related exercise prices were greater than the average market price of the common shares.

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

During the three and nine months periods ended September 30, 2012 the Company recognized $0.00 of stock-based compensation expense, compared to $13,242 during the same period in 2011. There were 2,024,000 employee stock options outstanding at September 30, 2012. A summary of all employee options outstanding and exercisable under the plan as of September 30, 2012, and changes during the nine months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	4.68	$ -
Granted	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at the end of Period	2,024,000	$ 1.10	2.92	$ -
Exercisable at the end of Period	2,024,000	$ 1.10	2.92	$ -

Based upon the current options issued as of September 30, 2012, there was no additional unrecognized compensation cost related to employee stock options that will be recognized.

NOTE 3 – ISSUANCE OF STOCK

On February 2, 2012, the Company issued 91,100 restricted shares at $0.16, in lieu of cash, to a consultant for marketing consulting services for the fourth quarter 2011, and cancelled $15,000 of Company debt.

On April 10, 2012, the Company issued 2,500,000 restricted shares of common stock to retire the balance of the Maestro line of credit of $500,000 and accrued interest. The debt was converted at a rate of $0.20 per share and the fair market value of the shares was $0.09 per share on the date of conversion. This resulted in a gain on conversion of debt of $323,248.

On August 31, 2012 the Company issued 112,700 restricted shares at $0.13, in lieu of cash, to a consultant for marketing consulting services for the first quarter 2012, and cancelled $15,000 of Company debt.

On August 31, 2012 the Company issued 161,900 restricted shares at $0.09, in lieu of cash, to a consultant for marketing consulting services for the second quarter 2012, and cancelled $15,000 of Company debt.

On September 1, 2012 the Company issued 1,600,000 restricted shares at $0.15, in lieu of cash, for investor relations services during 2011, and cancelled $240,000 of Company debt.

On September 1, 2012 the Company issued 1,750,000 restricted shares at $0.007, in lieu of cash, for investor relations services for the first half of 2012, and cancelled $120,000 of Company debt.

On August 31, 2012 the Company secured a line of credit for $300,000 with SRX International, Inc. The line of credit is collateralized by 3,000,000 shares of the Company's restricted common stock, issued on September 1, 2012 held in escrow at a conversion rate of $0.10 per share.

On August 31, 2012 the Company secured a line of credit for $300,000 with Empire Fund Managers, LLC. The line of credit is collateralized by 3,750,000 shares of the Company's restricted common stock, issued on September 1, 2012 and held in escrow, at a conversion rate of $0.08 per share.

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

The Company has a related party payable to its President, CEO and Director for reimbursement of travel and other related expenses incurred on behalf of the Company. The amount due to the President as of September 30, 2012 and December 31, 2011 is $6,515 and $3,967, respectively.

The Company has a related party payable to its Chief Financial Officer for services provided to the Company. The amount due to the Chief Financial Officer as of September 30, 2012 and December 31, 2011 is $1,500 and $3,000, respectively.

On August 8, 2011 the Company issued a promissory note for $40,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before July 31, 2012 and has a conversion feature for restricted common shares at $0.20 per share. Management is negotiating to extend this note under similar terms or convert the note and accrued interest for restricted common share.

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

NOTE 5 – NOTES PAYABLE

On November 2, 2010 the Company secured a $500,000 line of credit from Maestro Investments. LLC. Under the terms and conditions of the line of credit the Company could draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012.  The note has a conversion feature that provides Maestro with the option to convert any outstanding balance of the note to the Company's restricted common shares at $0.30 per share, or other amount to be agreed upon. Due to the recent decline in the Company's stock price the Company has agreed to issue an additional 833,333 shares as collateral for the line of credit for a total of 2,500,000 escrowed shares. The line of credit is secured by the Company's assets including, but not limited to, business furniture, fixtures and equipment. On April 10, 2012 the Company issued 2,500,000 restricted common shares at $0.20 per share and retired the $500,000 line of credit and accrued interest.

On August 8, 2011 the Company issued a promissory note for $40,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before July 31, 2012 and has a conversion feature for restricted common shares at $0.20 per share. Management is negotiating to extend this note under similar terms or convert the note and accrued interest for restricted common share

On December 28, 2011 the Company issued a promissory note for $10,000 to an existing shareholder. The note had an annual interest rate of 10% and was secured by the Company's equipment. The principle amount of the note, and all accrued interest was due and payable on or before July 31, 2012 and had a conversion feature for restricted common shares at $0.20 per share. On February 13, 2012 the Company, paid the original note dated December 28, 2011 and issued a new promissory note in the amount of $10,128 including accrued interest. The new note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before September 30, 2012 and has a conversion feature for restricted common shares at $0.15 per share. This note was extended to December 31, 2012.

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

On August 31, 2012 the Company secured a line of credit for $300,000 with SRX International, Inc. Under the terms of the line of credit the Company can make periodic draws as needed to fund operations. The line has a fixed interest rate of 10% per annum and the principal amount and outstanding interest is due and payable on or before December 31, 2012. The line of credit is collateralized by 3,000,000 shares of the Company's restricted common stock, held in escrow at a conversion rate of $0.10 per share. The Company used the full proceeds of the line of credit and consolidated the April, May and June notes issued to fund operations.

On August 31, 2012 the Company secured a line of credit for $300,000 with Empire Fund Managers, LLC. Under the terms of the line of credit the Company can make periodic draws as needed to fund operations. The line has a fixed interest rate of 10% per annum and the principal amount and outstanding interest is due and payable on or before June 30, 2013. The line of credit is collateralized by 3,750,000 shares of the Company's restricted common stock, held in escrow at a conversion rate of $0.08 per share. As of September 30, 2012 the Company has drawn $125,000 of the line of credit to fund operations.

NOTE 6 – OPERATING LEASES

The operating lease agreement for the manufacturing facility in Draper, Utah expired on December 31, 2011. The Company continued to occupy the facility on a month-to-month basis, while management negotiated with the landlord for new lease terms. On March 29, 2012 an amended lease agreement was executed. Under the terms of the amendment the lease was extended for 36 months through December 31, 2014. For the twelve months ending December 31, 2012 the average lease payments, including common area maintenance will be $7,950 and will increase by $500 per month each year thereafter. The total future minimum payments under the amended lease agreement lease as of September 30, 2012 are as follows:

Year Ended December 31,
2012	$ 23,850
2013	$ 101,400
2014	$ 107,400
Total	$ 232,650

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

NOTE 10 - SUBSEQUENT EVENTS

Management is negotiating to extend or convert the $40,000 notes payable that matured on July 31, 2012,

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a development stage company principally engaged in designing, engineering and manufacturing bend sensor technology and devises that use its patented Bend Sensor® technology, (a flexible potentiometer technology). For the past three years we have been making improvements to our technology and proving the versatility and durability of the Bend Sensor® by manufacturing Bend Sensor® devices and related products and introducing these to a variety of industries. We currently own nine technology patents and through our research and development efforts are in the process of filing for more that include fully integrated products using our Bend Sensor® technology being sold and supplied to our limited customer base. We have also jointly developed additional commercially viable products, including a universal sensor that will be used in the automotive, medical and industrial industries. We are working towards expansion of our customer base as our patented technology continues to gain recognition in various markets and industries. Over the next six to nine months we will concentrate most of our marketing efforts and limited financial resources on current projects that we believe can be brought to market in the shortest period of time. We anticipate having as many as 10 to 15 different products featuring our patented Bend Sensor® technology on the market over the next 6 to 9 months including products in the automotive, residential home care and industrial control industries.

Over the past nine months we have been enhancing our relationships with various automotive Tier 1 suppliers as they have continued testing and proving our patented horn and seat switch reliability. We have also developed new types of products for our Bend Sensor® technologies and have received small repeat production orders from our existing customers. We have made improvements on our initial prototype for a Home Monitoring Presence Detection System using our Bend Sensor® technologies and have received development and design orders from various industries including the military.  In addition, we continue working with significant market makers and Tier 1 automotive suppliers in the U.S. and Europe on numerous other applications for our sensors and devises. Once we receive our UL certification we will be able to complete at least two production contracts that should provide a continued source of revenue over the next several years.

We have developed and are in the final stages of testing a specialty sensor for an undisclosed disposable medical device for a company. The estimated volumes quoted for this device are between 500,000 to 1 million sensors annually. The application will use a sensor that is an adaptation of a sensor that we already have commercially available; therefore the additional cost associated with the development of this application has been marginal. We have received and completed the initial purchase order from a company outside the United States to complete the initial engineering and prototype build of a disposable directional positioning sensor for colonoscopies. It is estimated that the annual demand for colonoscopy ranges from 2.21 to 7.96 million procedures in the United States and as the population continues to age more procedures will be required. One of the difficulties with the procedure is providing an inexpensive means of locating the exact position of the colonoscopes. With the use of our unique Bend Sensor® array and monitoring equipment the initial testing has shown that with the our technology it is possible to locate the positioning of the colonoscopes.

HTK Engineering, LLC continues to market their safety mechanism specifically designed for garbage trucks and other large commercial vehicles. Most commercial vehicles have an "air breaking system" which can lose pressure and disengage the breaks while the vehicle is still running. Our Bend Sensor® technology is the key component of the HTK system which provides a backup braking system preventing the vehicle from inadvertently rolling into people, buildings or other vehicles. Part of HTK's marketing effort has been to involve insurance companies who have paid claims related to the initial break failure. Because the HTK system is easily installed and adaptable to most vehicles insurance companies have indicated they would provide a reduction in premiums should their customers install the HTK system. There are over 179,000 garbage and recycling trucks in use in the United States. HTK is also pursuing opportunities for the system throughout Europe and Asia.

We have had multiple inquires, including a South African Company, regarding our seat sensor system to monitor and track passengers as part of the Country's study on urban mobility and the use of public transportation.  The initial testing included sensors that were configured to monitor taxi usage in a specific location. Using the Bend Sensor® seat system the South African Company was able to complete their demand and feasibility study with 100% accurate information. Based upon this information Flexpoint is currently exploring the possibility of developing a full "plug and play" version of this system for easy installation in similar public transportation applications. With the increase in the cost of gas and the uncertainty of fossil fuels there is a large and unmet need for taxi and other public transportation efficiency systems world-wide.

We have an ongoing relationship with Monnit Corporation, a cutting edge supplier of wireless sensing devises, we have jointly developed a versatile "plug and play" Wireless Flex Sensor that can measure mechanical movement, air flow, water flow, or even vibration. The device transmits this data wirelessly between Monnit's local sensor network gateways and the iMonnit online data monitoring system, which records sensor information and sends notifications via text or email if user-defined conditions are met or exceeded. Through our relationship Monnit and the jointly developed Wire Flex Sensor, we have introduced two new products featuring Bend Sensor® technology. One is a seat sensor for occupancy detection and monitoring, Wireless Seat Occupancy Sensor and the other is designed to measure airflow in HVAC systems, Wireless Airflow Sensor. Both products transmit data wirelessly to Monnit's online sensor monitoring and alerting system, which can be easily accessed from any PC or smartphone, and both target large industries with multiple practical applications. In an age of smart phones and web based information Monnit's technology will help expedite development of projects and enable us to pursue applications that traditional wiring would have been costly and time consuming. Monnit is an established firm with a host of major clients, including Walgreen's, 3M, HP and Accenture among many others.

We have continued our efforts to complete a production contract with one of the world's largest industrial firms over a security mat that uses Bend Sensor®  to track and differentiate traffic flow in and out of buildings or venues. Early testing on the mat sensor has shown that it can differentiate between foot traffic and other things like wheels on a dolly. Weight measurements can also be fine-tuned to provide another layer of data for identification and security purposes. Flexpoint is being represented in these discussions by an industry insider with extensive experience. The mat can be used in everything from retail stores to government buildings because the algorithms used to interpret data from the Bend Sensor® technology can be configured for a variety of unique applications. The technology can provide fine-tuned data to instantaneously track and monitor building or venue traffic. There are some 12,000 government properties in the U.S. and hundreds of thousands of venues and other heavy traffic facilities that could use this technology.

In management's opinion the desire of U.S. manufacturers to have lighter weight more fuel efficient cars have proven to be to our advantage. Our Bend Sensor® is lighter in weight, has fewer moving parts than conventional sensing devices that are currently being used by automobile manufacturers and is more versatile. Due to its unique design the Bend Sensor® is also more cost effective. Product and design changes in the automotive industry are slow, averaging two to three years before actually being incorporated into a commercially viable automotive platform. Because of our recent work with several Tier 1 suppliers, we have shown the Bend Sensor® as the next generation of sensing devises to the industry. Due to the advanced technology of the Bend Sensor® and its versatility of applications we believe we anticipate being a part of the changes needed in the automotive, energy and technological industries.

Over the past two years our patented "horn pad" sensor has gone through key testing validations with Navistar International Corporation, an auto industry veteran We have been informed that the "horn pad" is slated for implementation once the next generation of the truck electronic architecture is completed. This certification and testing process is similar to the process required by other manufacturers, and allows the Company to move forward with its marketing of the  "horn pad" as a fully integrated automotive component to other manufacturers of heavy trucks including, but not limited to, Kenworth, Volvo and Peterbilt.

In addition to the testing of the our “horn pad” we standardized  and broadened our electronic board interfaces that will significantly streamline the integration of our sensor arrays into existing computer monitoring systems and other electronic components.  The standardization will help the Company to strengthen is competitive position within the automotive and other industries while building a broader customer base.

We continue to manufacture products for Intertek Industrial Corp. Their ProTek System is an automotive seat monitoring device integrated into emergency response vehicles.  This monitoring device places the Company’s Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in ambulances and is being tested for use in other types of emergency vehicles. Through its relationship with Intertek the Company has validated its technology  as a useful reliable safety devise  and is currently working with other companies on similar systems for buses, cabs and heavy equipment operators to ensure the safety of their passengers and drivers. A national surge in ambulance accidents has called for increased safety standards for emergency vehicles. Due to the rise in injuries and fatalities that result from these accidents, the National Fire Protection Association (NFPA) has taken on the task of rewriting the ambulance standard. As a result there is currently national legislation proposed that could take effect as early as 2013. The proposed legislation could require all emergency vehicles be equipped with a safety system similar to Intertek's Pro Tek System, which will give Intertek a significant competitive advantage being first to market with an already proven system that will meet the legislative requirements.

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

In 2010 we entered into a Technology Development Agreement with Design HMi, LLC, which has extensive experience, contact and knowledge involving product design and development in the automotive industry. This relationship has opened additional automotive opportunities for the implementation of the Bend Sensor® technology for the automotive industry that should be realized over the next three to six months.

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

Management believes the validation by Navistar of our “horn pad” and the standardization of our electronics strengthens our relationship with Victor and Mobicon Marketing and positions the Company to be able to leverage these relationships to open additional markets for our products and technology, build a solid customer base and drive revenue generation for the future. As we have developed fully integrated devises that have applications across various marketing channels we have hired a sales and marketing person who is responsible to expand our existing customer base.

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract, testing and limited production services and is not to a level to support our operations. Over the past twenty-four months we have relied on the proceeds of various convertible notes and lines of credit to fund our operations. These notes and lines of credit are generally secured escrowed restricted shares of our common stock and most have been paid in full through the release of the escrowed shares. Management anticipates that we may not realize significant revenue within the next six to nine months.

On November 2, 2010 the Company secured a $500,000 line of credit from Maestro Investments. LLC. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012. Over the twelve months ending December 31, 2011 the Company drew down the entire line of credit to fund its operations. On April 10, 2012 the Board of Directors authorized the issuance of 2,500,000 restricted common shares to retire the full amount due from the line of credit including accrued interest. The debt was converted at a rate of $0.20 per share and the fair market value of the shares was $0.09 per share on the date of conversion. This resulted in a gain on conversion of debt of $323,248 that was recognized during the three months ended June 30, 2012.

During the first and second quarter of 2012 we issued additional promissory notes in the amount of $312,565. The notes have an annual interest rate of 10% and a conversion feature for the Company’s restricted common stock ranging from $0.08 to $0.15 per share. The notes had varying maturity dates and were due and payable, including any outstanding interest, between June 30, 2012 and December 31, 2012

During the three months ending September 30, 2012, the Company secured two lines of credit for $300,000 each, to fund the Company’s operations. The lines of credit have an annual interest rate of 10% and a conversion feature ranging from $0.08 to $0.10 and are secured by 6,375,000 restricted shares of the Company’s common stock held in escrow. One line of credit will mature on December 31, 2012 and the other on June 30, 2013.

One line was fully drawn down to condense and consolidate the promissory notes issued from January through June 2012.  As of September 30, 2012 the Company had drawn $125,000 of the second line of credit to fund operations.

As of September 30, 2012 we have $825,141 in current liabilities, including $477,525 in notes payable related to the lines of credit and notes issued to existing shareholders. Of the $262,567 in total accounts payable over $237,000 are related to legal and accounting fees associated with the litigation described in Note 7 of the financial statements.  Management believes they have a strong case against R&D et al, and that most, if not all, of the legal and accounting will be eliminated once the litigation is resolved. In the short-term we will continue to fund our operations through various stockholder notes or lines of credit.

Management believes that our current cash burn rate is approximately $50,000 per month and the proceeds from the convertible notes, lines of credit and our engineering and design fees will not totally fund our anticipated growth in operations. We will therefore need to raise additional financing. We believe that this additional financing will provide the needed capital to extend operations to the development and production of our growing product offerings and growing manufacturing opportunities. However, we may not be able to obtain financing, or the sources of financing, if any, may not continue to be available, and if available, they may be on terms unfavorable to us.

As we enter into new technology agreements in the future, we must ensure that those agreements will provide adequate funding for any pre-production research and development and manufacturing costs.  As we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and royalties related to such agreements.  However, other than the joint marketing agreements, that we believe will provide future revenues, we have not formalized any agreements during the past year and there can be no assurance that the agreements we currently have will come to fruition in the near future or that a desired technological application can be brought to market on a commercially viable basis.

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2012 consist of our operating lease of $7,950 per month, and total liabilities of $825,174 which includes $477,525 of convertible notes payable. Under the terms of our operating lease the average monthly payments are $8,450, including common area maintenance through December 31, 2014. The total future minimum payments under this lease as of September 30, 2012 are $232,650.

On August 8, 2011 the Company issued a promissory note for $40,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before July 31, 2012 and has a conversion feature for restricted common shares at $0.20 per share. Management is negotiating to extend or convert that matured on in July of this year.

.

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

Our total current liabilities include accounts payable of $262,567 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees.

Accrued liabilities at September 30, 2012, were $85,082 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During the nine months ended September 30, 2011, the Company recorded an impairment charge of $250,757 to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment. The analysis for the impairment test for the six months ended June 30, 2012 compared the carrying value of the Company's net assets to the estimated fair value of the overall Company, and the projected net cash flows of the Company over the next three years, based upon our analysis no additional impairment was recognized during the three months ended September 30, 2012.

We test long-lived assets for impairment quarterly or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Under similar analysis no impairment charge was taken during the three month period ended September 30, 2012. Impairment tests will be conducted on a quarterly basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the nine month periods ended September 30, 2012 and 2011 we recognized $0.00 and $13,242, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2012 and 2011, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2011 and 2010.

	Three month period ended		Nine month period ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011

Design, contract and testing revenue	$ 13,837	$ 18,616	$ 40,711	$ 51,664

Total operating costs and expenses	245,632	353,145	826,230	1, 333,396

Net other income (expense)	(9,994)	(11,664)	285,745	(17,750)

Net loss	(241,789)	(346,193)	(499,774)	(1,299,482)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.04)

For the three months ending September 30, 2012 revenue decreased by $4,779 compared to the same period in 2011 and revenues decreased by $10,953 for the nine months ending September 30, 2012 compared to the nine months ending September 30, 2011. The decrease in revenue is due to the Company concentrating its marketing strategy and resources on a limited number of customers. Management believes this approach has the highest potential to bring long term commercially viable products to market during balance of 2012 and beyond, and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations. But management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer base with our existing product offering. However until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore management continues to work with larger companies and industries and is hopeful that in the near future will sign a long-term licensing or manufacturing contract.

Revenue for the three and nine months ending September 30, 2012 and 2011 was from design contract, development engineering and limited production. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.

Of the $245,632 and $826,230 total operating costs and expense for the three and nine months ending September 30, 2012, $60,648 and $192,824 were for direct research and development cost, respectively. Of the $353,145 and $1,333,396 total operating cost and expense for the three and nine months ending September 30, 2011, $75,301 and $193,910 were for direct research and development cost, respectively. For the three and nine months ending September 30, 2012, total operating expenses decreased by $107,479 and $507,133 when compared to the same periods in 2011. The decrease in operating expenses for the three and nine month periods was partially due to fully expensing the non-cash compensation to employees associated with stock options issued during the 2011, and further reduction in compensation taken by the President of the Company to preserve cash.

On April 10, 2012 the Company issued 2,500,000 restricted shares of its common stock at $0.20 per share and retired $500,000 in debt. At the time of issuance the market value of the shares was $0.09. This resulted in a non- cash gain on the issuance of $323,249. The gain represents the difference between the market value of the shares issued to the conversion price. Due to the non-cash gain recognized on the conversion the Company recorded net income of $20,004 during the three months ending September 30, 2012, compared to a net loss of $354,784 during the same three month period in 2011. Due to minimal revenues and overall operating costs and expenses, the Company recorded a net loss and loss per share for the three and nine months ending September 30, 2012 of $241,789 and $499,774, respectively, compared to $346,193 and $1,299,482, respectively for the same periods in 2011. Excluding the non cash gain of $323,249 recognized for the conversion of stock the loss through the nine months ending September 30, 2012 would have been $823,023or $(0.02) net loss per share.

The chart below represents a summary of our condensed consolidated balance sheets at September 30, 2012 and December 31, 2011

	Sept. 30, 2012	December 31, 2011

Cash and cash equivalents	$ 30,764	$ 7,294

Total current assets	57,862	48,904

Total assets	5,834,728	5,967,705

Total liabilities	825,141	1,088,334

Deficit accumulated during the development stage	(18,897,194)	(18,397,420)

Total stockholders' equity	$ 5,009,587	$ 4,879,371

Cash and cash equivalents increased $23,470 at September 30, 2012 compared to December 31, 2011.  The increase in cash resulted from additional funding from convertible notes and lines of credit during the nine months ending September 30, 2012. Our non-current assets decreased at September 30, 2012 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $150,114, net of depreciation; patents and proprietary technology of $504,588, net of amortization; goodwill of $5,105,664 and long-term deposits of $16,500 associated with the facility operating lease and pending patents.

Total liabilities decreased by $263,193 at September 30, 2012; the net decrease was primarily due to the reduction in accrued liabilities of $191,807. The reduction was due to the issuance of 3,624,600 shares of the Company’s restricted common stock in lieu of cash for investor relations and marketing services, and the cancelation of $390,000 in Company debt. Accounts payable increased slightly during the period due to attorneys' fees associated with our current litigation (See Note 7 to the financial statements above).

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

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended September 30, 2012 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development. If the Company is not able to develop long-term production contracts or royalty agreements sufficient to meet its on going financial requirements the Company will have to continue to rely on outside sources to fund its operations. For the nine months ending September 30, 2012 we had negative cash flows from operating activities of $404,055. We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

On August 31, 2012 in lieu of paying cash for the sales and marketing services, the Company issued of 274,600 restricted shares of common stock to Mr. Sukhminder "Bobby" Bedi and canceled  $30,000 of Company debt..  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On August 31, 2012 the Company secured a line of credit for $300,000 with SRX International, Inc. The line of credit is collateralized by 3,000,000 shares of the Company's restricted common stock, issued on September 1, 2012 held in escrow at a conversion rate of $0.10 per share. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On August 31, 2012 the Company secured a line of credit for $300,000 with Empire Fund Managers, LLC. The line of credit is collateralized by 3,750,000 shares of the Company's restricted common stock, issued on September 1, 2012 and held in escrow, at a conversion rate of $0.08 per share. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act

On September 1, 2012, the company issued an aggregate of 3,350,000 shares of the Company’s restricted shares of common stock to existing shareholder to convert debt of $360,000.  Compass Partners, LLC received 1,000,000 shares and Empire Fund Managers received 600,000 shares in consideration for investor relation services valued at $240,000 provided in 2011.  Liberty Partners, LLC was issued 1,750,000 shares in consideration for investor relation services valued at $120,000 provided in 2012.

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

10.3

Line of Credit with Maestro Investment, LLC for $500,000 dated November 2, 2010 (Incorporated by reference to exhibit 10.3 to Form 10-Q, filed May 16, 2011)

10.4          Form of Promissory Notes - Line of Credit

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

Date: November 14, 2012

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer