Form 10-Q/A
period 2012-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2013-04-08
CIK 925660

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 45,732,214 as of April 5, 2013.

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

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3. Quantitative and Qualitative Disclosures about Market Risk

25

Item 4. Controls and Procedures

26

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 6.  Exhibits

 29

Signatures

30

EXPLANATORY NOTE

This amendment to the Company’s report on Form 10-Q for the period ended September 30, 2012, filed November 14, 2012, is being filed to correct a misstatement regarding the value of shares issued on September 1, 2012.  As a result of the error in valuation, the financial statements required revisions to increase the accrued liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2012 by $10,000, from $85,049 to 95,049. Investor relations expenses for the three and nine month periods increased by $80,000, which increased the loss for the three months ending September 30, 2012 from $241,789 to $321,789, and for the nine months from $499,774 to $579,774. And additional paid in capital on the Condensed Consolidated Balance Sheet as of September 30, 2012 increased by $70,000, from $23,864,379 to $23,934,379.

We are filing this amendment and re-executed Section 305 and Section 906 certifications required by the Sarbanes-Oxley Act of 2002.   Please note that this Form 10-Q does not include subsequent events occurring after the original filing date of the Form 10-Q.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	SEPT. 30, 2012 (Unaudited)	DEC. 31, 2011 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 30,764	$ 7,294
Accounts receivable	7,831	21,719
Inventory	7,510	8,178
Deposits and prepaid expenses	11,757	11,713
Total Current Assets	57,862	48,904
Long-Term Deposits	16,500	16,500
Property and Equipment, net of accumulated depreciation
of $436,279 and $374,503	150,114	211,890
Patents and Proprietary Technology, net of accumulated
amortization of $456,397 and $376,238	504,588	584,747
Goodwill	5,105,664	5,105,664
Total Assets	$ 5,834,728	$ 5,967,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 254,553	$ 248,391
Accounts payable – related party	8,014	13,087
Accrued liabilities	95,049	276,856
Convertible notes payable, net of discount of $0	437,525	500,000
Convertible notes payable to related party, net of discount of $0 and $0	40,000	50,000
Total Current Liabilities	835,141	1,088,334

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	--	--
Common stock – $0.001 par value; 100,000,000 shares authorized;
42,402,214 shares and 36,186,514 shares issued and outstanding	42,402	36,187
Additional paid-in capital	23,934,379	23,240,604
Deficit accumulated during the development stage	(18,977,194)	(18,397,420)
Total Stockholders' Equity	4,999,587	4,879,371
Total Liabilities and Stockholders' Equity	$ 5,834,728	$ 5,967,705

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					For the
					Cumulative
					Period from
					February 24,
					2004 (Date of
	For the	For the	For the	For the	Emergence
	Three Months	Three Months	Nine Months	Nine Months	from Bankruptcy)
	Ended	Ended	Ended	Ended	through
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2012	2011	2012	2011	2012

Engineering, Contract and Testing Revenue	$ 13,837	$ 18,616	$ 40,711	$ 51,664	$ 938,824

Operating Costs and Expenses
Amortization of patents and proprietary technology	26,720	26,720	80,159	80,907	1,132,273
Cost of revenue	122	2,093	2,541	12,581	169,378
Administrative and marketing expense	238,142	249,031	630,706	795,241	12,765,572
Research and development expense	60,648	75,301	192,824	193,910	3,190,514
Impairment of long-lived assets	--	--	--	250,757	797,312
Total Operating Costs and Expenses	325,632	353,145	906,230	1,333,396	18,055,049

Other Income (Expense)
Interest expense	(10,009)	(11,879)	(37,548)	(17,980)	(2,367,332)
Interest income	15	--	44	15	131,864
Sublease rent income	--	--	--	--	11,340
Other income	--	215	--	215	218
Loss on sale of equipment	--	--	--	--	(810)
Gain on stock debt exchange	--	--	323,249	--	363,751
Net Other Income (Expense)	(9,994)	(11,664)	285,745	(17,750)	(1,860,969)

Net Income (Loss)	$ (321,789)	$ (346,193)	$ (579,774)	$ (1,299,482)	$ (18,977,194)

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.04)

Basic and Diluted Weighted-Average
Common Shares Outstanding	39,962,534	36,113,952	38,252,422	36,030,489

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence from
			Bankruptcy)
	For the Nine Months		through
	Ended Sept. 30,		Sept. 30,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$ (579,774)	$ (1,299,482)	$ (18,977,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,776	86,616	1,083,469
Amortization of patents and proprietary technology	80,159	80,907	1,132,273
Impairment of long-lived assets	--	250,757	797,312
Issuance of common stock and warrants for services	70,000	120,000	3,612,785
Expenses paid by increase in convertible note payable	--	--	82,200
Amortization of discount on note payable	--	--	2,230,654
Stock-based compensation expense for employees	--	13,242	1,874,849
Loss on asset disposal	--	--	2,437
Loss on extinguishment of debt	--	--	22,966
Loss (Gain) on conversion of notes payable to common stock	81,741	--	89,541
Bad debt expense	--	--	10,638
Changes in operating assets and liabilities:
Accounts receivable	13,888	9,760	(20,467)
Inventory	668	2,092	(7,510)
Deposits and prepaid expenses	(44)	(5,809)	(28,257)
Accounts payable	6,163	115,583	48,448
Accounts payable – related parties	(5,073)	(12,033)	8,014
Accrued liabilities	(133,559)	181,427	140,803
Deferred revenue	--	(7,120)	(343,750)
Net Cash Used in Operating Activities	(404,055)	(464,060)	(8,240,789)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	--	--	(200,119)
Payments for patents	--	--	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	--	--	(265,000)
Net Cash Used in Investing Activities	--	--	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	--	--	5,622,157
Proceeds from subscriptions receivable	--	50,000	50,000
Principal payments on notes payable - related parties	(10,000)	--	(520,300)
Proceeds from convertible notes payable - related parties	--	--	495,300
Proceeds from borrowings under convertible note payable	437,525	440,000	3,133,332
Net Cash Provided by Financing Activities	427,525	490,000	8,780,489
Net Change in Cash and Cash Equivalents	23,470	25,940	28,713
Cash and Cash Equivalents at Beginning of Period	7,294	6,027	2,051
Cash and Cash Equivalents at End of Period	$ 30,764	$ 31,967	$ 30,764

Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --	$ --
Cash paid for interest	$ --	$ --	$ 16,955
Supplemental Disclosure on Noncash Investing and Financing Activities
Stock issued for debt	$ 700,000	$ 60,000	$ 735,000
Outstanding notes payable converted to stock	--	--	3,218,599
Expiration of warrants outstanding	--	--	2,361,785
Subscription receivable	--	--	50,000
Recognition of discounts on convertible notes payable			2,069,003
Extinguishment of unamortized discounts on modified convertible notes payable	--	--	(17,477)
Conversion of notes payable and accrued interest	$ (548,248)	$ --	$ (548,248)

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

On September 1, 2012 the Company issued 1,600,000 restricted shares at $0.16, in lieu of cash, for investor relations services during 2011, and cancelled $255,000 of Company debt.

On September 1, 2012 the Company issued 1,750,000 restricted shares at $0.10, in lieu of cash, for investor relations services for the first half of 2012, and cancelled $175,000 of Company debt.

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

NOTE 10 - SUBSEQUENT EVENTS

Management is negotiating to extend or convert the $40,000 notes payable that matured on July 31, 2012,

NOTE 11 – RESTATED FINANCIAL STATEMENTS

During the year end audit the Company discovered the investor relations expense for period ending September 30, 2012 was understated by $80,000 and the valuation of the stock issued for the investor relations services were also understated. The Company has restated its financial statements for the three and nine months ending September 30, 2012 to reflect the corrected investor relations expense and the valuation of the stock issued for investor relations services. The following table reflects the restated financial statements and their affect on the Condensed Consolidated Balance Sheet, Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the three and nine month periods ending September 30, 2012.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS Quarterly Period Ended September 30, 2012

	As originally stated	As restated	Change
ASSETS
Current Assets
Cash and cash equivalents	$ 30,764	$ 30,764	$ --
Accounts receivable	7,831	7,831	--
Inventory	7,510	7,510	--
Deposits and prepaid expenses	11,757	11,757	--
Total Current Assets	57,862	57,862	--
Long-Term Deposits	16,500	16,500	--
Property and Equipment, net of accumulated depreciation
of $436,279 and $374,503	150,114	150,114	--
Patents and Proprietary Technology, net of accumulated
amortization of $456,397 and $376,238	504,588	504,588	--
Goodwill	5,105,664	5,105,664	--
Total Assets	$ 5,834,728	$ 5,834,728	$ --

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 254,553	254,553	--
Accounts payable – related party	8,014	8,014	--
Accrued liabilities	85,049	95,049	10,000
Convertible notes payable, net of discount of $0	437,525	437,525	--
Convertible notes payable to related party, net of discount of $0 and $0	40,000	40,000	--
Total Current Liabilities	825,141	835,141	10,000

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	--
Common stock – $0.001 par value; 100,000,000 shares authorized;
42,402,214 shares and 36,186,514 shares issued and outstanding	42,402	42,402	--
Additional paid-in capital	23,864,379	23,934,379	70,000
Deficit accumulated during the development stage	(18,897,194)	(18,977,194)	(80,000)
Total Stockholders' Equity	5,009,587	(5,004,000)	(10,000)
Total Liabilities and Stockholders' Equity	$ 5,834,728	$ 5,834,728	$ --

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Consolidated Statement of Operations for Three Months Ended September 30, 2012

	As
	Originally	As
	stated	restated	Change

Engineering, Contract and Testing Revenue	$ 13,837	$ 13,837	$ --

Operating Costs and Expenses
Amortization of patents and proprietary technology	26,720	26,720	--
Cost of revenue	122	122	--
Administrative and marketing expense	158,142	238,142	80,000
Research and development expense	60,648	60,648	--
Impairment of long-lived assets	--	--	--
Total Operating Costs and Expenses	245,632	325,632	80,000

Other Income (Expense)
Interest expense	(10,009)	(10,009)	--
Interest income	15	15	--
Sublease rent income	--	--	--
Other income	--	--	--
Loss on sale of equipment	--	--	--
Gain on stock debt exchange	--	--	--
Net Other Income (Expense)	(9,994)	(9,994)	--

Net Income (Loss)	$ (241,789)	$ (321,789)	$ 80,000

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.01)	$ --

Basic and Diluted Weighted-Average			--
Common Shares Outstanding	39,962,534	39,962,534

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Consolidated Statements of Operations for Nine Months Ended September 30, 2012

	As
	Originally	As
	stated	restated	Change

Engineering, Contract and Testing Revenue	$ 40,711	$ 40,711	$ --

Operating Costs and Expenses
Amortization of patents and proprietary technology	80,159	80,159	--
Cost of revenue	2,541	2,541	--
Administrative and marketing expense	550,706	630,706	80,000
Research and development expense	192,824	192,824	--
Impairment of long-lived assets	--	--	--
Total Operating Costs and Expenses	826,230	906,230	80,000

Other Income (Expense)
Interest expense	(37,548)	(37,548)	--
Interest income	44	44	--
Sublease rent income	--	--	--
Other income	--	--	--
Loss on sale of equipment	--	--	--
Gain on stock debt exchange	323,249	323,249	--
Net Other Income (Expense)	285,745	285,745	--

Net Income (Loss)	$ (499,774)	$(579,744)	$80,000

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.01)	$ --

Basic and Diluted Weighted-Average
Common Shares Outstanding	38,252,422	38,252,422	--

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Consolidated Statements of Cash Flows for Nine Months Ended September 30, 2012

	As
	Originally	As
	stated	restated	Change
Cash Flows from Operating Activities:
Net loss	$ (499,774)	$ (579,774)	$ 80,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,776	61,776	--
Amortization of patents and proprietary technology	80,159	80,159	--
Impairment of long-lived assets	--	--	--
Issuance of common stock and warrants for services	--	70,000	(70,000)
) Expenses paid by increase in convertible note payable	--	--	--
Amortization of discount on note payable	--	--	--
Stock-based compensation expense for employees	--	--	--
Loss on asset disposal	--	--	--
Loss on extinguishment of debt	--	--	--
Loss (Gain) on conversion of notes payable to common stock	81,741	--	--
Bad debt expense	--	--	--
Changes in operating assets and liabilities:
Accounts receivable	13,888	13,888	--
Inventory	668	668	--
Deposits and prepaid expenses	(44)	(44)	--
Accounts payable	6,163	6,163	--
Accounts payable – related parties	(5,073)	(5,073)	--
Accrued liabilities	(143,559)	(133,559)	(10,000)
Deferred revenue	--
Net Cash Used in Operating Activities	(404,055)	(404,055)	--
Cash Flows from Investing Activities:
Payments for the purchase of equipment	--	--	--
Payments for patents	--	--	--
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	--	--	--
Net Cash Used in Investing Activities	--	--	--
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	--	--	--
Proceeds from subscriptions receivable	--	--	--
Principal payments on notes payable - related parties	(10,000)	(10,000)	--
Proceeds from convertible notes payable - related parties	--	--	--
Proceeds from borrowings under convertible note payable	437,525	437,525	--
Net Cash Provided by Financing Activities	427,525	427,525	--
Net Change in Cash and Cash Equivalents	23,470	23,470	--
Cash and Cash Equivalents at Beginning of Period	7,294	7,294	--
Cash and Cash Equivalents at End of Period	$ 30,764	$ 30,764	$ --

Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --	$ --
Cash paid for interest	$ --	$ --	$ --
Supplemental Disclosure on Noncash Investing and Financing Activities
Stock issued for debt	$ 630,000	$ 700,000	$ 70,000
Outstanding notes payable converted to stock	--	--	--
Expiration of warrants outstanding	--	--	--
Subscription receivable	--	--	--
Recognition of discounts on convertible notes payable
Extinguishment of unamortized discounts on modified convertible notes payable	--	--	--
Conversion of notes payable and accrued interest	$ (548,248)	$ (548,248)	$ --

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

We have developed and are in the final stages of testing a specialty sensor for an undisclosed disposable medical device for a company. The estimated volumes quoted for this device are between 500,000 to 1 million sensors annually. The application will use a sensor that is an adaptation of a sensor that we already have commercially available; therefore the additional cost associated with the development of this application has been marginal. We have received and completed the initial purchase order from a company outside the United States to complete the initial engineering and prototype build of a disposable directional positioning sensor for colonoscopies. It is estimated that the annual demand for colonoscopy ranges from 2.21 to 7.96 million procedures in the United States and as the population continues to age more procedures will be required. One of the difficulties with the procedure is providing an inexpensive means of locating the exact position of the colonoscopes. With the use of our unique Bend

Sensor® array and monitoring equipment the initial testing has shown that with the our technology it is possible to locate the positioning of the colonoscopies.

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

We have an ongoing relationship with Monnit Corporation, a cutting edge supplier of wireless sensing devises, we have jointly developed a Versatile "plug and play" Wireless Flex Sensor that can measure mechanical movement, air flow, water flow, or even vibration. The device transmits this data wirelessly between Monnit's local sensor network gateways and the iMonnit online data monitoring system, which records sensor information and sends notifications via text or email if user-defined conditions are met or exceeded. Through our relationship Monnit and the jointly developed Wire Flex Sensor, we have introduced two new products featuring Bend Sensor® technology. One is a seat sensor for occupancy detection and monitoring, Wreless Seat Occupancy Sensor and the other is designed to measure airflow in HVAC systems, Wireless Airflow Sensor. Both products transmit data wirelessly to Monnit's online sensor monitoring and alerting system, which can be easily accessed from any PC or smartphone, and both target large industries with multiple practical applications. In an age of smart phones and web based information Monnit's technology will help expedite development of projects and enable us to pursue applications that traditional wiring would have been costly and time consuming. Monnit is an established firm with a host of major clients, including Walgreen's, 3M, HP and Accenture among many others.

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

As of September 30, 2012 we have $835,141 in current liabilities, including $477,525 in notes payable related to the lines of credit and notes issued to existing shareholders. Of the $262,567 in total accounts payable over $237,000 are related to legal and accounting fees associated with the litigation described in Note 7 of the financial statements.  Management believes they have a strong case against R&D et al, and that most, if not all, of the legal and accounting will be eliminated once the litigation is resolved. In the short-term we will continue to fund our operations through various stockholder notes or lines of credit.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2012 consist of our operating lease of $7,950 per month, and total liabilities of $835,174 which includes $477,525 of convertible notes payable. Under the terms of our operating lease the average monthly payments are $8,450, including common area maintenance through December 31, 2014. The total future minimum payments under this lease as of September 30, 2012 are $232,650.

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

	Three month period ended		Nine month period ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011

Design, contract and testing revenue	$ 13,837	$ 18,616	$ 40,711	$ 51,664

Total operating costs and expenses	325,633	353,145	906,230	1, 333,396

Net other income (expense)	(9,994)	(11,664)	285,745	(17,750)

Net loss	(321,789)	(346,193)	(579,774)	(1,299,482)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.04)

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

Of the $325,633 and $906,230 total operating costs and expense for the three and nine months ending September 30, 2012, $60,648 and $192,824 were for direct research and development cost, respectively. Of the $353,145 and $1,333,396 total operating cost and expense for the three and nine months ending September 30, 2011, $75,301 and $193,910 were for direct research and development cost, respectively. For the three and nine months ending September 30, 2012, total operating expenses decreased by $27,512 and $427,166 when compared to the same periods in 2011. The decrease in operating expenses for the three and nine month periods was partially due to fully expensing the non-cash compensation to employees associated with stock options issued during the 2011, and further reduction in compensation taken by the President of the Company to preserve cash.

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

The chart below represents a summary of our condensed consolidated balance sheets at September 30, 2012 and December 31, 2011

	Sept. 30, 2012	December 31, 2011

Cash and cash equivalents	$ 30,764	$ 7,294

Total current assets	57,862	48,904

Total assets	5,834,728	5,967,705

Total liabilities	835,141	1,088,334

Deficit accumulated during the development stage	(18,977,194)	(18,397,420)

Total stockholders' equity	$ 4,999,588	$ 4,879,371

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

Total liabilities decreased by $253,193 at September 30, 2012; the net decrease was primarily due to the reduction in accrued liabilities of $181,807. The reduction was due to the issuance of 3,624,600 shares of the Company’s restricted common stock in lieu of cash for investor relations and marketing services, and the cancelation of $460,000 in Company debt. Accounts payable increased slightly during the period due to attorneys' fees associated with our current litigation (See Note 7 to the financial statements above).

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer evaluate whether information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective for the period ended September 30, 2012, resulting in the restatement of our financial statements and disclosures for the period. We are currently refining our controls and procedures regarding the manner in which documentation of significant information is generated and communicated to assure the reliability of our financial reporting and the preparation of financial statements for external purposes are more fully in compliance with generally accepted accounting principles. Specifically, we intend to institute stricter procedures associated with the maintenance of the Company’s records to include reasonable detail to accuracy of the transactions and ensure such information is communicated in a timely manner within the organization.

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

On August 31, 2012 in lieu of paying cash for the sales and marketing services, the Company issued of 274,600 restricted shares of common stock to Mr. Sukhminder "Bobby" Bedi and canceled $30,000 of Company debt.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

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

On September 1, 2012, the Company issued an aggregate of 3,350,000 shares of the Company’s restricted shares of common stock to existing shareholder to convert debt of $430,000.  Compass Partners, LLC received 1,000,000 shares and Empire Fund Managers received 600,000 shares in consideration for investor relation services valued at $255,000 provided in 2011.  Liberty Partners, LLC was issued 1,750,000 shares in consideration for investor relation services valued at $175,000 provided through August of 2012. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

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

3.1

Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)

3.2

Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)

10.1

Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)

10.2

Addendum to Lease Agreement between Flexpoint Sensor and American Covers, Inc., dated March 29, 2012 (Filed November 14, 2012)

10.3

Line of Credit with Maestro Investment, LLC for $500,000 dated November 2, 2010 (Incorporated by reference to exhibit 10.3 to Form 10-Q, filed May 16, 2011)

10.4

Form of Promissory Notes – Line of Credit (Filed November 14, 2012)

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

Date:  April 8, 2013

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer