Form 10-K
period 2012-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2013-04-16
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of 30,391,960 shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.087), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2012) was $2,652,800

The number of shares outstanding of the registrant’s common stock, as of April 10, 2013, was 45,732,214.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

12

Item 2.  Properties

13

Item 3.  Legal Proceedings

14

Item 4.  Mine Safety Disclosure

14

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

14

Item 6.  Selected Financial Data

15

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 8.  Financial Statements and Supplementary Data

20

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

40

Item 9A.  Controls and Procedures

40

Item 9B.  Other Information

40

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

40

Item 11.  Executive Compensation

42

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

44

Item 13.  Certain Relationships and Related Transactions, and Director Independence

46

Item 14.  Principal Accounting Fees and Services

46

PART IV

Item 15.  Exhibits, Financial Statement Schedules

47

Signatures

48

In this annual report references to “Company”, “Flexpoint”, “Flexpoint Sensor,” “we,” “us,” and “our” refer to Flexpoint Sensor Systems, Inc. and its subsidiaries.

FORWARD LOOKING STATEMENTS

The U.S. Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements. Words such as “may,”  “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I

ITEM 1.  BUSINESS

HISTORICAL DEVELOPMENT

Flexpoint Sensor Systems, Inc. was incorporated in the state of Delaware in June 1992 as Nanotech Corporation.  In April 1998, Nanotech acquired Sensitron, Inc., a Utah corporation (“Sensitron”), as a wholly-owned subsidiary through a reverse triangular merger. Nanotech also acquired Sensitron’s wholly-owned subsidiary, Flexpoint, Inc. As part of this acquisition, Nanotech changed the company name to Micropoint, Inc.  In July 1999 Micropoint changed its name to Flexpoint Sensor Systems, Inc. In 2001 Flexpoint International LLC was formed as a wholly owned subsidiary of Flexpoint Sensor Systems, Inc. to deal with the projected foreign business being generated.

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

BUSINESS OVERVIEW

Flexpoint Sensor Systems, Inc. (“Flexpoint”, or “Company”), is a development stage company and is principally engaged in designing, engineering and manufacturing bend sensor technology and products using its patented Bend Sensor® technology, (a flexible potentiometer technology). Since emerging from bankruptcy we have been making further improvements to our technologies, manufacturing and developing fully integrated devises and related products that we have been marketing and selling to a variety of companies in diverse industries. We negotiating and signing contracts that have provided some limited revenues and have proven that our sensors are more durable, adaptable and cost effective than anything currently on the market. . We own nine patents, including patents on specific devices that use the Bend Sensor® and have filed for additional patents and are continuing to develop and enhance our intellectual properties that will result in additional patents being filed. The Company currently manufactures, and has jointly developed, six products that are being sold and supplied to current customers. Over the past twelve months we have expanded our customer base that has provided several repeat orders over the past two years.  The Company has expanded its marketing efforts to a number of larger domestic and international companies that have applications which will greatly increase the volume of sensors the Company is currently manufacturing.   Over the next 12 months the Company anticipates manufacturing sensors and electronics for Tier 1 suppliers in the automotive industry.

In addition to the sale of its products and engineering and design services the Company also may consider generating revenues through licensing its unique technology for field of use or territory. The Company will attempt to negotiate so that each license agreement will contain a provision for either first right of refusal to manufacture, or royalty provisions for specific products or applications. During the last year we have continued to concentrate marketing efforts on smaller, quick to market production orders and limited engineering services that have generated limited, but immediate, revenues which assisted in improving the Company's cash flow and name recognition. The Company has also continued marketing efforts in the automotive industry, through the agreement with Mr. Suhkamder “Bobby” Bedi. Due to the size and regulations this industry requires a significantly longer time to develop and acquire approvals for new technologies but because of the high volumes associated within the automotive industry this industry will potentially generate long term revenue streams for the Company.

During 2008 and 2009 the Company jointly developed and produced 20 prototype medical beds that through the use of the Bend Sensor® Technology would assist in the management of bed sores. The electronics of the bed are able to determine, based on the Bend Sensor® Technology input, the position of the person on the bed and how they are moved. The bed has the ability to roll a patient left or right to relieve pressure areas as well as facilitate dressing changes. In September 2008 a leader in the development of innovative pressure ulcer management technology entered in to a manufacturing agreement with the Company wherein the Company would manufacture the sensors used in the medical bed application. The bed was originally scheduled to launch in mid to late 2009, however due to internal issues in the medical bed distributer, including an acquisition in August 2010, the launch date of this particular product has been further delayed. Due to the continued delays the Company is seeking to either negotiate a new agreement with R&D Products or be released from the existing manufacturing and licensing agreement and to begin marketing the bed technology to other interested parties.

The Company continues to work with various Tier 1 (major) automotive suppliers on a variety of products that are in various stages of development and implementation. Both the medical and automotive industries have undergone significant changes due to the economic and political uncertainties over the past several years. These uncertainties have created delays in the implementation of the Company's automotive and medical devices and therefore, over the past two years the Company has focused its limited resources and marketing efforts on sensors and products that in the aggregate will generate a smaller dollar volume than those anticipated from their medical or automotive devices, but have been quicker to market but have generated needed limited immediate cash flow and provided additional name and product recognition that we believe will provide long term benefits. Based upon the current interest in our sensors from the automotive and medical industries over the past year, we are hopeful that over the next twelve months the company will begin producing larger repeatable volumes of sensors and devises in these focus industries.

PRINCIPAL PRODUCTS

Bend Sensor® Technology

The Company owns the patent rights to our Bend Sensor® technology through Sensitron, a wholly-owned subsidiary of the Company. The Bend Sensor® is a flexible potentiometer. The bend sensor product consists of a coated substrate, such as plastic, that changes electrical conductivity as it is bent in a consistent manner.  Electronic systems can connect to this sensor and measure in detail the amount of bending or movement that occurs in a predictable manner.  Certain applications of the Bend Sensor® potentiometer have been patented (See “Patents and Intellectual Property,” below).

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

Horn Switch

A major automobile manufacture has partnered with a Tier 1 supplier and is in the final stages of evaluating our patented horn switch to replace their existing technology. The advantages of the Bend Sensor® switch are that it can be adapted to be a "drop in" item that can immediately go into existing vehicle platforms. Because the Bend Sensor® switch and the associated electronics have very few moving parts, our switch will help eliminate the squeaks and rattles and other noise associated with the existing technology in use. Additionally because the Bend Sensor® has few moving parts it can withstand a higher number of actuations without replacement.

The Company anticipates that once the manufacturer implements the initial horn switch and the first units are integrated into existing production the project will be expanded to incorporate additional switches on the horn pad and be included in additional vehicle platforms. The automobile manufacturer is also evaluating the use of the Bend Sensor® as a seat belt reminder (SBR) and are actively exploring other applications for the seonsor.

Seat Belt Reminder

While working with various Tier 1 automotive suppliers we have developed and tested a Seat Belt Reminder (SBR) sensor that alerts the occupant of an automobile to fasten his/her seatbelt.  We are currently working with multiple manufacturers to potentially replace existing devices in the marketplace with a system we believe is superior in performance and at a lower price point.

Using the same concept, this same product is currently being considered as a safety device, similar to the emergency vehicle application discussed below, but for school buses. A bus driver could know and be alerted should any of the passengers be in an unsafe position prior to entering traffic. Because of the Bend Sensor® can not only detect occupancy of a seat it also has the capability of recording and logging the frequency of use over time, transportation companies can use this recorded information to determine the most optimum usage of their capital equipment to maximize their return on investment of the high cost of such. There have been some legislative debates about whether a bus, especially a school bus, should provide seatbelts for all of the passengers. Coupled with Intertek's Protek Passenger Awareness System, our SBR could be easily implemented to fulfill the requirements of such legislation.

Pedestrian Impact Detection Sensor

In 2003, the European Parliament and the Council of the European Union published a directive on pedestrian protection to reduce the number of automobile related pedestrian deaths and injuries. Over the past several years our Pedestrian Impact Detection (PID) has demonstrated its ability to distinguish within milliseconds between a human leg and an inanimate object.  Four separate and independent automotive suppliers and OEMs tested the Bend Sensor® device for use in pedestrian impact detection device. The tests proved that the Bend Sensor® device was able to detect impact with a human leg, and in the event of an accident and trigger the desired safety response. The system was also tested by MGA Research and this research confirmed results of our internal testing. The system is placed in the vehicle's front bumper to detect crash impact. Within milliseconds of contact, the system can differentiate between a human leg and an inanimate object and trigger a safety response in accordance with the manufacturer’s specifications.

Since 2003 other automobile manufacturers and Tier 1 suppliers have expressed interest in the PID and we have provided various sensors to these interested parties for testing.

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

Braking System

HTK Engineering, LLC continues to market their safety mechanism specifically designed for garbage trucks and other large commercial vehicles. Most commercial vehicles have an "air braking system" which can lose pressure and disengage the brakes while the vehicle is still running. Our Bend Sensor® technology is a key component of the HTK system which provides a backup braking system preventing the vehicle from inadvertently rolling into people, buildings or other vehicles. Part of HTK's marketing effort has been to involve insurance companies who have paid claims related to the initial brake failure. Because the HTK system is easily installed and adaptable to most vehicles insurance companies have indicated they would provide a reduction in premiums should their customers install the HTK system. There are over 179,000 garbage and recycling trucks in use in the United States. HTK is also pursuing opportunities for the system throughout Europe and Asia.

Flow Control Applications

Our flexible sensor has proven to be an extremely robust and durable flow control switch. The Bend Sensor® product allows for the measurement of liquid and air flow, and has been tested to over 35 million cycles without failure. The Company is currently working with a global leader in cleaning, sanitizing and food safety products who have been testing the Bend Sensor® as a measuring and dispensing device for their harsh chemical compounds of products.  When the Bend Sensor® device is placed in a flow stream, it can measure if flow is occurring, or it can measure the amount of flow that is occurring. The fact that our design incorporates a single layer flexible device allows for it to operate in many harsh environments. While other technologies are affected by dirt, dust, and liquids, the Bend Sensor® product is able to operate under these conditions.  An international supplier of integrated tinting solutions is interested in a similar dispensing system for its paint manufacturers, retail chains and plastic producers. We continue to receive inquiries from a variety of industries for flow applications.

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

Medical Bed

Through a joint development agreement with R&D Products the Company developed and produced prototype medical beds that assist in the management of bed sores. Using the Bend Sensor® technology and accompanying electronics the bed is able to determine the position of the person in the bed and how they are moved. The bed has the ability to roll a patient left or right to relieve pressure areas as well as facilitate dressing changes. Needed adjustments can be made through relieving pressure areas to meet the required standards of care and patient comfort. The medical application for the bed was originally scheduled to launch in mid to late 2009, however due to management changes, and an acquisition the project has been delayed.  The Company is currently attempting to terminate our manufacturing agreement signed in 2008 with the medical bed supplier so that we can once again market the product in the medical industry.

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

Disposable Colonoscope

We have partnered with Haemoband Surgical Ltd.and have satisfactorily completed initially testing for their disposable colonoscope device, which uses Flexpoint's Bend Sensor® technology to monitor the device's position as it is administered to the patient. Testing to date has demonstrated the ability of Flexpoint's sensor to graphically display the shape of the colonoscope and to accurately detect any looping of the scope. With more accurate readings on the position of the device, doctors can minimize complications that can arise from the colonoscope coiling, and can cut down on the time necessary to perform the procedure. With the Bend Sensor included, the current monitoring equipment can now graphically display the position and formation of the colonoscope.

Additional testing on the next phase of the devise will incorporate additional design changes identified in the first phase and is expected to progress rapidly. This phase will include actual testing of completed, fully integrated systems, along with the electronics components necessary to interface with hospitals’ existing monitoring systems. This will be followed by field trials of production ready units for completion of the required certifications. Flexpoint and Haemoband are pushing to have full production ready product available as early as late 2013 or early 2014 to meet the pent-up demand for inexpensive, accurate methods of determining the position of the colonoscopes, and Haemoband's device is the first of its class. Once development and certification of the device is completed it is anticipated that Flexpoint will enter into a long term Manufacturing and Supply Agreement with Haemoband.

Because of the large demand, and the fact that this is a disposable device, it is anticipated that Flexpoint could begin producing sensors for this device into the millions of sensors annually as acceptance and incorporation of the sensors occurs. Growth in the medical sensors industry has been robust in recent years, and is expected to reach $12.4 billion by 2016, according to one . Pressure and flow sensors are singled out for particularly strong growth--which are two of Flexpoint's main competencies. With its Haemoband partnership, Flexpoint gains entry into an industry that will likely factor prominently in its future growth.

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

BUSINESS STRATEGY

Due to the many potential applications of our technology and our limited resources management made the decision to focus our marketing  efforts on a few products that can be brought to market quickly and will provide the Company maximum exposure for the technology and generate additional orders for products from a growing customer base. This has required us to coordinate our product design, manufacturing, distribution and service strategies in a long-term business model, while still generating short term revenues. Another strategic marketing strategy has been to develop a standard line of sensor products with corresponding hardware, electronics and software to facilitate ease of implementation of our technology into a customer's existing system. Through our joint venture with Card Access we have developed an enclosed standard pressure sensor for an easy-to-use occupancy sensor used in home automation, commercial automation and hospitality automation markets. The “Smart Pressure Sensor” measures the change in distributed pressure of a chair, a bed, or a sofa when occupied. Our standard product line is expected to be sold directly to the customer and through manufacturer's representatives and distributors. We have also expanded our product offering to include substantially complete value-added assemblies, which includes the electronics and software. We continue to consider the licensing of our technology and/or products or strategic partnership arrangements that will generate sufficient revenues to sustain our operations. We anticipate selling primarily to original equipment manufacturers or Tier 1 suppliers for worldwide distribution.  For our international customers, we anticipate selling and distributing our products through various manufacturer representatives and distributors.

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

We also have added value by expanding our sensor product lines to include circuit boards, enclosures, etc. and have moved toward a fully integrated product while validating and showing the versatility of our Bend Sensor® technology. As mentioned above we currently have several such fully developed products that will directly compete with existing products in the automotive industry. And have used like designs to develop similar products in other industries, thus maximizing the initial engineering and design work. We believe our products provide greater reliability, more functionality and can be implemented at a lower overall cost to the customer. These fully integrated products will create a much larger value added profit margin for the Company. However, there is no assurance that such profit margins will be achieved or that these products will be produced in volumes sufficient to produce significant revenue in the near future.

MARKETING AND SALES

During 2011 we extended our agreement with Mr. Sukhminder "Bobby” Bedi to assist in the development of products for the automotive industry, including our fully integrated products. Through his contacts Mr. Bedi has provided the Company with expanded exposure in the automotive industry that created new opportunities for our existing automotive lines of products. Most of our marketing efforts are to offer our automotive products primarily to original equipment manufacturers (“OEM’s”), either directly or through Tier 1 suppliers. Other products are being marketed directly to manufacturers or distributors. Our primary marketing objectives are to continue to generate demand for our products, enhance name and product recognition and support OEM’s and manufactures. As we gain success in branding our name and product recognition we believe the successful use of our products by OEM’s and Tier 1 suppliers will generate additional demand for higher quantity orders of our existing products. We also anticipate that the success of our existing products will allow us to successfully introduce new products and applications to the market.

Through Mr. Bedi's efforts we continue to expand our relationship with several Tier 1 suppliers and automotive manufacturers and are having some success in introducing additional product offerings within this industry. We believe the OEM's and Tier 1 suppliers will be an important part of our future overall sales strategy. We also have a relationship and history with a significant manufacturer of medical bed mattresses. Due to limited resources our sales strategy depends on a few OEM’s and manufacturers and if we lose their business it will have a significant adverse effect on our results of operations until alternative distribution channels can be established. We may consider contractual commitments to OEM’s and Tier 1 suppliers in exchange for fees and/or royalties.  In addition, because we sell on a limited basis directly to end users, we are dependent, in part, on the OEM’s for information about retail product sales and demand for sensor technology.  Accordingly, any rapid cessation of purchases or a switch to other companies' products by end users may not be immediately evident to us, and could result in increased product returns.

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

We have entered into a manufacturing and supply partnership with the Walker Components Group.   The partnership includes manufacturing, assembly and component acquisition services and is a key step toward finalizing deals with major companies who are working with Flexpoint, HTK, Intertek and others on various projects. The logistical concerns associated with producing these products on a large scale can be comfortably met through this partnership. Many groups we deal with are concerned about Flexpoint’s smaller size and the ability to meet production deadlines and volumes.  This is a large manufacturer that has the ability to produce, purchase, aggregate and assemble parts.  They also will provide stockpiling and warehousing of parts so that components can be purchased in larger volumes at a better price instead of only on an as needed basis for smaller orders.  Walker can become the supplier for Intertek and users of the HTK Engineering system that will give customers confidence that orders will be filled in much the same way as the large automotive manufacturers use Tier – 1 suppliers when working with smaller companies.  It overcomes the hurdle when a customer wants our product, but is concerned about the company’s stability or our production capabilities.

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

STATUS OF PUBLICALLY ANNOUNCED NEW PRODUCTS AND SERVICES

We have continued to mature from a research and development only company into a manufacturing and production company and continue to expand our product line. From 2007 and through 2012 we improved and enhanced the design of products in the automotive, medical and industrial industries and have cultivated relationships with a limited customer base within these industries. We have designed, manufactured and built various testing prototypes and advanced our overall relationship which we believe will be advantageous and will generate significant revenues in the near future. We have completed advanced testing on various additional products that we developed or enhanced during the past year and have signed various limited agreements to provide the products and devices using the unique Bend Sensor® technology. We have further advanced our fully integrated safety systems that provide added safety to emergency vehicles and large commercial trucks one of which has won awards for two years at the EMS show and continues to gain acceptance in the industry as evidenced by the additional orders received during the past two years and continue to increase in volume and frequency. We are expanding the opportunities for our sensors to be used in the medical industry with the colonoscope device that highlights the versatility and adaptability of our technology. We have developed a universal sensor that can be used as a seat detection system that can be used for many applications including theater seats, buses and cabs.  We have continued the testing of customized products for the U.S. Military. These products have wide applications and appear to be something that can be utilized by all branches of the military as well as in commercial applications. We believe this product will help open the door for acceptance and development of additional military products in the future.  In 2009, the University of Rome used our sensors to develop an interactive glove to assist them in their neuroscience studies and understanding. They concluded that such a device using the Bend Sensor® Technology could be used to determine a patient’s level of motor skills, for rehabilitation, post-surgical evaluation or for assisting the disabled. The University’s conclusion was that the interactive glove, and similar devices would have multiple applications in many fields including medical, work, sports and entertainment.  The full article was published in the Journal of Neuroscience Methods “Improving Performance of Data Glove on Bend Sensors," by Giovanni Saggio Ph.D. Over the past year the University has purchased additional sensors to further their studies beyond just the interactive glove.

We continue our relationship with HTK Engineering on the advanced safety device for large trucks. The initial application will be for refuse collection vehicles (garbage trucks), but the system is applicable to all large commercial and mining trucks and other heavy equipment that utilize an air braking system. The HTK Engineering Anti-Rollaway Braking System is now available and can be installed in a matter of a few hours on existing trucks. HTK continues its marketing efforts with OEM manufactures and owners of garbage truck currently in use. HTK is currently in discussions with a large waste disposal company and we anticipate ramping up for this product during 2013.

Due to the Bend Sensor’s single layer construction, overall durability, and its chemical resistant properties, over the years we have worked with several companies that have tested our sensor as a flow and dispensing device, Through our relationship with Card Access during the past year we completed the testing of our jointly developed home monitoring device that is currently being used on a limited basis to monitor the presence of individuals in certain locations of a home. With the aging population and increased life expectancy, many older individuals wish to continue living in their own homes and we believe that this product could be implemented at a relatively low cost that will make it attractive for multiple locations and uses. This system would allow aging individuals to continue to live independently while still providing security and peace of mind to their children and caregivers.

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

In the medical electronics field, our competitors are the numerous potentiometer manufacturers.  In the auto seat field our competitors are the numerous capacitive, piezo, infrared, force sensor resister, “fsr”, and ultrasonic sensor manufacturers.  Such competitors may use their economic strength and relationships to influence the market to continue to buy their existing products.  One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with our products.  New competitors may emerge and may develop products and capabilities which compete directly with our products. No assurance can be given that we will be successful in competing in this industry.

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

MAJOR CUSTOMERS

Currently the Company has a limited customer base and historically revenues have not been sufficient to support our current operations. The Company does not have any customer that represents 10% or more of our total revenue and we do not have any backlog of production of our Bend Sensor® products. Because our technology uses raw materials that are readily available throughout the world we have never had an environmental complaint or issue.

RESEARCH AND DEVELOPMENT

Although we hold the patent to the basic Bend Sensor® technology, as well as other applications, there will be other competitors working to develop competing technologies.  To stay on the forefront of the technology, and to serve the needs of the customer, we will need to aggressively pursue improvements to existing systems and develop new systems as well.  For the year ended December 31, 2011 we spent $266,996 in research and development, primarily enhancing specific applications for the automotive, medical and industrial industries with our Bend Sensor® technology, and testing Bend Sensor® applications for and in new products.  Compared to $253,921 spent on research and development for the year ended December 31, 2012 related to development engineering for new product development resulting in potential of new patents and testing of products for marketable applications.

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

EMPLOYEES

As of the date of this filing we have 3 full time employees and employ 3 sub-contractors and multiple consultants. Until we are under full production with some of our products we will continue to use sub-contractors and consultants which helps to keep our overall labor cost to a minimum. Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Factors Affecting Future Performance

We have a history of losses and may never become profitable.

We are currently unable to fund our day-to-day operations from revenues and the lack of revenues has impeded our continued growth and has caused delays in our business development.  We have generated operating capital from our private placements completed in March 2005 and June and September 2007 that have helped fund our operations for the past six years.  For 2012 we had negative cash flows from operating activities of $542,795 and as of the date of this filing we are unsure that total revenues in 2013 will be sufficient to support our manufacturing operations, pay off existing debt and fund all of our research and development. In addition, with the economic uncertainties we have had to further expand our business activities to include additional markets; therefore, we anticipate needing to raise an additional $600,000 to $1 million in funding. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the Company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern

We may not have adequate experience to successfully manage anticipated growth.

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

Based on projected business development, and the new partnership with the Walker Group we don’t anticipate needing to complete a second production line and have it installed and approved until the last quarter of 2015.  The second manufacturing line is expected to be necessary as a result of anticipated increased manufacturing demand and improved manufacturing efficiencies.  We have completed installation of our first production line and anticipate qualifying our manufacturing facility for ISO/TS-16949 certification as the Company successfully obtains larger manufacturing contracts.  However, we cannot assure you that we will satisfy ISO/TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our existing or future customers.

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

ITEM 2.   PROPERTIES

We currently occupy approximately 11,639 square feet of office and manufacturing space from F.G.B.P., L.L.C.  In March 2011, the Company extended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the terms of the extended operating lease the average monthly payments were $7,950, including common area maintenance through December 31, 2012. This amount increases by $500 per month in each of the following two years. This facility has executive offices and space for research and development and manufacturing. The building is located in a business park in Draper, Utah consisting primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.

ITEM 3.  LEGAL PROCEEDINGS

On June 23, 2010, the Company, along with David B. Beck, the Company's Director of Engineering, filed a complaint in Third District Court, Salt Lake County, State of Utah against R&D Products, LLC, Persimmon Investments, Inc. and Jules A. deGreef, the managing member of R&D Products, LLC. The complaint alleges that all of the intellectual properties owned by R&D Products and Mr. deGreef, specifically patented applications using Bend Sensor® technology that were filed jointly by Mr. Beck and Mr. deGreef, and later assigned solely to Mr. deGreef and R&D Products, are the property of the Company. The complaint asserts that the assignment by Mr. Beck of his rights in the patents and intellectual properties were improperly given and are the property of the

Company. The Company believes that since Mr. Beck was an employee of the Company during the time that he became the primary creative force and inventor of the Bend Sensor® applications for R&D Products and Mr. deGreef, and the inventions and applications were created using Flexpoint resources, the Company is claiming that such intellectual properties, patents, etc. filed by deGreef, Persimmon and R&D belong to Flexpoint and therefore is seeking financial damages and ownership of all intellectual rights, patents and inventions created by Mr. Beck for deGreef, Persimmon and R&D Products. The parties to this action are currently in active negotiations to settle this proceeding, although as of the date of this filing no settlement has been reached.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the Financial Industry Regulatory Authority (“FINRA”) OTC Bulletin Board under the symbol “FLXT.” The following table lists the range for the high and low trading prices of our common stock for each quarter for the years ended December 31, 2012 and 2011, respectively, as reported by the OTC Bulletin Board.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2012		2011
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$0.17 0.13 0.13 0.17	$ 0.07 0.06 0.07 0.10	$0.57 0.56 0.30 0.24	$ 0.28 0.20 0.14 0.10

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

HOLDERS

As of April 10, 2013, we had 471 stockholders of record of our common stock, which does not include “street accounts” of securities brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

On February 2, 2012 in lieu of paying cash for sales and marketing services to an outside consultant the Company issued 91,100 restricted shares to  Mr. Sukhminder "Bobby” Bedi and canceled the Company's debt of $15,000. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On April 10, 2012 the Company issued 2,500,000 restricted shares of common stock to retire the balance of the Maestro line of credit of $500,000 plus accrued interest. The debt was converted at $0.20 per share and the fair market value of the shares was $0.09 per share on the date of conversion. This difference resulted in the recognition of a gain on conversion of debt of $323,249. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On July 31, 2012 in lieu of paying cash for sales and marketing services to an outside consultant the Company issued 274,600 restricted shares to  Mr. Sukhminder "Bobby” Bedi and canceled the Company's debt of $30,000. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On August 24, 2012 in lieu of paying cash for investor relations services to an outside consultant the Company issued 3,350,000 restricted shares to the Chesapeake Group and canceled the Company’s debt of $430,000. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On October 11, 2012 the Company issued 1,500,000 restricted shares of common stock to retire $75,000 of the Empire Fund Management line of credit and $75,000 of the SRX Investment line of credit. The debt was converted at $0.10 per share and the fair market value was $0.08 per share on the date of conversion. This difference resulted in the recognition of a gain on conversion of debt of $30,000. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On December 12, 2012 in lieu of paying cash for Directors and Officers insurance the Company issued 330,000 restricted shares of common stock to Donald Mayer and canceled $26,622 of the Company's debt. The debt was canceled at $.08 per share and the fair market value was $0.10 on the date of conversion. This difference resulted in a loss on cancelation of debt of $4,728. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On December 26, 2012 the Company issued 1,500,000 restricted shares of common stock to retire $150,000 of the SRX Investment line of credit. The debt was converted at $.10 per share and the fair market value was $0.09 on the date of conversion. This difference resulted in a gain on conversion of debt of $22,500. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

ISUER PURCHASE OF SECURITIES

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

We emerged from Chapter 11 bankruptcy on February 24, 2004 and since that time we have leased a manufacturing facility, purchased necessary equipment to establish a production line, negotiated contracts, manufactured and improved our patented Bend Sensor® technology devices, developed additional applications for the technology and conducted testing on those devices and applications. When volumes dictate our goal will be to qualify our production line and facility as an ISO/TS 16949 production line and facility as it is required for manufacturing automotive and related parts. Until such time as we have sufficient volumes we have entered into an agreement with the Weber Group assist in meeting these qualifications now. The Walker Component Group, is a well-established manufacturing company with expertise and certifications, including ISO 9001:2008, ROHS and REACH certifications that will dramatically enhance Flexpoint’s assembly infrastructure and assist to market products such as those that have been developed with HTK Engineering and Intertek. With numerous Fortune 100 clients, the Walker Group will add considerable experience, prestige, and confidence to every project that it enters into with Flexpoint. This agreement will increase the marketability of our products to automotive Tier 1 and major parts suppliers.

Finalizing long-term, constant revenue generating production contracts with our existing and other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan we will need to raise additional operating capital. Over the last year we have made significant progress within the automotive and other industry and based upon that progress we believe that over the next twelve months we will have signed various long-term contracts that should produce sufficient volumes to provide ongoing revenues streams to support our operations. In anticipation of manufacturing products for the automotive industry we have entered into a manufacturing agreement with the Weber Group which is already TS16949 certified manufacturer and will provided the needed certifications need for such contracts. As it becomes economically feasible we will begin the process to have our manufacturing facility certified as a TS 16949 manufacturer. However with the agreement with the Walker Group we do not anticipate the need for such certification in the near future.

As the world’s economy is still unstable after the global meltdown in the financial industry most economies have seen some slow but steady growth.  While all sectors of the economy have experienced difficult times, many including the automotive industry have seen some turn around in overall sales. Worldwide automakers are now faced with the challenge of providing a safer, more energy efficient, longer lasting product that consumers’ can afford. This has required automakers to search new and innovative ways to lower the overall weight of the vehicle and to improve its fuel efficiencies, while lowering the cost. We continue to experience an increased interest regarding automotive and other potential applications for our sensor technology because we meet this criteria. With its versatility, light weight single layer construction and the fact that it is currently being used in various safety devices the Bend Sensor® is positioned well to meet the challenges that the automobile industry is facing.

LIQUIDITY AND CAPITAL RESOURCES

Currently our revenue is primarily from design contract, testing and limited production services for prototypes and samples, and is not to a level to support our operations.  However we believe based upon current orders and projected orders over the next twelve months that we could be producing sensors under long-term contracts that will help support our existing operations and potential future grow. However management recognizes such contracts usually go through a long negotiation process and there can be no guarantee that we will be successful in our negotiations or that such contracts will be sufficient to support our current operations in the near future.

Since emerging from bankruptcy and for the past twelve months we have relied on the proceeds of convertible loans from existing shareholder and private placements. In November 2008 we secured $300,000 of short-term financing from related parties. The notes were originally due on May 31, 2009 with an annual interest rate of 10% and secured by the Company's business assets, they also carried a conversion option for restricted common shares at $.25 per share.  In May 2009 these notes were extended to May 31, 2010. During 2009 and through 2010 the same related parties have provided additional funding of $1,446,399 including accrued interest, under similar terms. In 2010 the Company also issued 7,590,663 in restricted common shares of stock to retire the $1,746,399 of outstanding convertible notes and associated accrued interest incurred over the past two years to fund operations.

During 2010 the Company issued 1,557,500 in restricted common shares of stock in lieu of cash and cancelled $347,731 in Company debt. The shares were issued to satisfy the Company's obligations for investor relations, legal fees, sales and marketing expense, and insurance expense associated with directors and officers insurance as well as its annual causality and liability insurance policies. The Company also issued 7,590,663 in restricted common shares of stock to retire the $1,746,399 of outstanding convertible notes and associated accrued interest incurred over the past two years used to fund operations.

In November 2010 we entered into an agreement with Maestro Investment LLC for a $500,000 line of credit secured by 1,666,667 of our restricted stock. The line of credit has a 10% interest rate and is due and payable no later than December 31, 2012. Maestro has the option to convert any outstanding amounts for the stock issued as collateral. During 2011 the Company used the line of credit to fund our operations.  Due to the decline in the trading value of our stock, we agreed to issue an additional 833,333 in stock as additional collateral for the line of credit that is also held in escrow.

During 2011 the Company issued 431,750 in restricted common shares of stock in lieu of cash and cancelled $165,000 in Company debt. The shares were issued to satisfy the Company’s obligations for investor relations and sales and marketing expenses.

During 2012 the Company issued 4,045,700 in restricted common shares of stock in lieu of cash and cancelled $501,622 in Company debt. The shares were issued to satisfy the Company’s obligations for investor relations, sales and marketing expense and insurance expense associated with directors and officers insurance. The Company also issued 5,500,000 in restricted common shares of stock to retire $848,249 of the outstanding convertible notes and accrued interest, including the Maestro line of credit entered into in November 2010.  Due to the difference between the market value of the shares issued and the stated conversion rate of the notes on the date of conversion the Company recognized a net gain on debt conversion of $371,021

Management believes that our current cash burn rate is approximately $50,000 per month and that proceeds from additional convertible notes and estimated revenues for engineering design and prototype products will be sufficient to fund the next twelve months of operations.  Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our current purchase orders and anticipated purchase orders over the next twelve months our projected revenues by the end of 2013 should be sufficient to cover our projected operations based on our current burn rate. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will meet the volumes that we anticipate.

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

As we enter into new agreements, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs. If we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and/or royalties related to these agreements.  However, we have formalized only a few agreements during the past two years and there can be no assurance that the agreements will generate sufficient revenues or be profitable in the future or that a desired technological application will be successful enough to produce the volumes and profits necessary to fund our operations.

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2012 consist of our monthly lease and total current liabilities of $790,929, which includes $327,525 in convertible notes from existing shareholders and lines of credit. Our long term lease of our manufacturing facility expired as of December 31, 2011, and was later extended for three years. We are currently in our second year of the extended lease and are paying $7,950 per month. This amount will increase by $500 per month each year on the anniversary of the lease.

Our total current liabilities include accounts payable of $279,706 related to normal operating expenses, including health insurance, utilities, production supplies, legal expenses and travel expense.  Accrued liabilities at December 31, 2012, were $183,698 and were related to payroll tax liabilities, tax expenses, investor relations consulting, and accrued Paid Time Off, a combination vacation-sick leave policy.

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

We annually test long-lived assets for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2012 and 2011 respectively. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Because goodwill is not amortized, it is tested for impairment annually, or when a triggering event occurs. As described in ASU 2010-28 and ASU 2011-08, the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as basis for determining whether it is necessary to perform the two -step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. This test requires various judgments and estimates. The fair value of the Company is allocated to the Company's assets and liabilities based upon their fair values with the excess fair value allocated to goodwill. An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value. While performing its analysis the Company recognized $250,750 in goodwill impairment as of September 30, 2011. The fair value of the Company's share price has continued to decline and many of the expected contracts have been delayed, therefore, under similar evaluation the Company recognized $208,747 in goodwill impairment as of December 31, 2012

We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation (formerly FASB Statement No. 123(R)), the pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2012 and 2011 we recognized $0 and $43,408, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options that will be recognized based upon the current grants issued.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries, Sensitron, and Flexpoint International, LLC and should be read in conjunction with our audited financial statements for the years ended December 31, 2012 and 2011.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011
Engineering, contract and testing revenue	$ 47,546	$ 72,378

SUMMARY OF OPERATING RESULTS - continued

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011
Total operating costs and expenses	$ (1,421,028)	$ (1,655,371)
Net other income (expense)	323,082	(33,564)
Net loss	(1,050,400)	(1,616,557)
Basic and diluted loss per common share	(0.03)	(0.04)

Our revenue for the 2012 and 2011 years was primarily from design and development engineering, prototype products and sample products. Revenue from research and development engineering and prototype product contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer. Management anticipates that revenue will increase as we continue to provide engineering services and our customers continue to order more frequently and in larger quantities.

Total operating costs and expenses decreased in 2012 when compared to 2011 by $234,343. The decrease is primarily due to lower administrative and marketing expense and lower recognition of goodwill impairment during the year. Net loss decreased by $566,157 due to the recognition of a gain on the conversion of notes payable. The gain on the note conversion is due to the difference between the contractual conversion rate and the fair value of the stock issued at the date of conversion. Administrative and marketing expenses decreased to $845,843 for 2012 compared to $1,017,156 in 2011, the decrease is primarily due to decrease in legal fees related to the litigation with R&D Company. The cost of revenue and amortization of patents and proprietary technology expense remained relatively the same.

Total other income (expense) for the year ending December 31, 2012 was income of $323,082 compared to an expense of $33,564 in 2011. The difference is due the recognition of a $371,021 gain on the conversation of the full Maestro $500,000 line of credit including the accrued interest and partial conversions of other lines of credit for, for 5,500,000 of restricted shares of stock. The gain represents the difference between the conversion rate per share stated on the lines of credit and the fair market values of the shares at the dates of conversion.

As we continued to mature as a manufacturing company our engineering design and production revenues increased as a percent of our total revenue during 2012.  As we expand and sell our existing suite of products and as we grow the relationship with our customers we expect this trend to continue in the future. We are not able to guarantee that our operating losses will be reduced in the short term.

The chart below presents a summary of our consolidated balance sheets at December 31, 2012 and 2011.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended December 31, 2012	Year ended December 31, 2011
Cash and cash equivalents	$ 42,024	$ 7,294
Total current assets	76,020	48,904
Total assets	5,598,750	5,967,705

Total liabilities	790,929	1,088,334
Deficit accumulated during the development stage	(19,447,820)	(18,397,420)
Total stockholders' equity	$ 4,807,821	$ 5,967,705

Cash and cash equivalents increased in 2012 compared to 2011 by $34,730.  The increase is the result of additional funding from convertible notes to fund operations and cost cutting measures during 2012.  Until our revenue increases, our cash and assets will decrease as we fund our operations. As we expand our customer base and product offerings we will need to raise additional operating capital during the first three quarters 2013. It is expected that this will be accomplished by issuing stock, securing additional loans from related parties and existing shareholders, or through the licensing of our technology. We anticipate needing to raise approximately $750,000 in funding to support our existing operations and our anticipated growth during the last half of 2013.

Our non-current assets decreased by $389,234 at December 31, 2012 compared to 2011 due to the depreciation, amortization and impairment associated with our long-lived assets. These assets include, after adjustments, property and equipment valued at $135,639, patents and proprietary technology of $480,511, goodwill of $4,896,917, and deposits of $16,500 for the leased facility and patents.

Accrued liabilities decreased at December 31, 2012 by $93,158 when compared to December 31, 2011. The decrease is primarily due to the issuance of restricted stock to pay for services related to legal, insurance and investor relations expenses in 2012 that was not done in 2011. Total liabilities decreased by $297,405 at December 31, 2012, as a result of decrease in accrued liabilities and the issuance of stock to retire the convertible notes to Maestro and others during 2012

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets – December 31, 2012 and 2011	22

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011 and for the Cumulative Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2012	23

Consolidated Statements of Stockholders’ Equity for the Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2012	24 – 25

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and for the Cumulative Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2012	26

Notes to Consolidated Financial Statements	27 - 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Flexpoint Sensor Systems, Inc. and subsidiaries

We have audited the accompanying balance sheets of Flexpoint Sensor Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ (deficit) and cash flows for the years then ended and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and cash flows for the years then ended and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $19,447,820 for the period from inception through December 31, 2012 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2013

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	DEC 31, 2012	DEC 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$ 42,024	$ 7,294
Accounts receivable	7,688	21,719
Inventory	5,667	8,178
Deposits and prepaid expenses	13,804	11,713
Total Current Assets	69,183	48,904
Long-Term Deposits	16,500	16,500
Property and Equipment, net of accumulated depreciation
of $450,755 and $374,504	135,639	211,890
Patents and Proprietary Technology, net of accumulated
amortization of $480,474 and $376,328	480,511	584,747
Goodwill	4,896,917	5,105,664
Total Assets	$ 5,598,750	$ 5,967,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 268,512	$ 248,391
Accounts payable – related party	11,194	13,087
Accrued liabilities	183,698	276,856
Deferred revenue	--	--
Convertible notes payable, net of discount of $0	287,525	500,000
Convertible notes payable to related party, net of discount of $0 and $0	40,000	50,000
Total Current Liabilities	790,929	1,088,334

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	--	--
Common stock – $0.001 par value; 100,000,000 shares authorized;
45,732,214 shares and 36,186,514 shares issued and outstanding	45,732	36,187
Additional paid-in capital	24,209,909	23,240,604
Deficit accumulated during the development stage	(19,447,820)	(18,397,420)
Total Stockholders' Equity	4,807,821	4,879,371
Total Liabilities and Stockholders' Equity	$ 5,598,750	$ 5,967,705

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence
			from
	For the	For the	Bankruptcy)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Engineering, Contract and Testing Revenue	$ 47,546	$ 72,378	$ 945,660

Operating Costs and Expenses
Amortization of patents and proprietary technology	104,236	107,627	1,156,350
Cost of revenue	8,281	12,842	175,118
Administrative and marketing expense	845,843	1,017,156	12,980,709
Research and development expense	253,921	266,996	3,251,612
Impairment of long-lived assets	208,747	250,750	1,006,059
Total Operating Costs and Expenses	1,421,028	1,655,371	18,569,848

Other Income (Expense)
Interest expense	(47,993)	(33,809)	(2,377,777)
Interest income	54	30	131,874
Sublease rent income	--	--	11,340
Other income (expense)	--	215	218
Gain (loss) on sales of equipment	--	--	(810)
Gain (loss) on stock debt exchange	371,021	--	411,523
Net Other Income (Expense)	323,082	(33,564)	(1,823,632)

Net Loss	$ (1,050,400)	$ (1,616,557)	$ (19,447,820)

Basic and Diluted Loss Per Common Share	$ (0.03)	$ (0.04)

Basic and Diluted Weighted-Average
Common Shares Outstanding	39,770,710	36,118,668

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2012

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity
Balance-February 24, 2004 (Date of Emergence from Bankruptcy)	14,098,202	14,098	$4,952,166	$-		$$4,966,264
Beneficial debt conversion option	-	-	1,500,000	-	-	1,500,000
Conversion of note payable, March 31 and May 19, 2004, $0 .50 per share	3,000,000	3,000	1,497,000	-	-	1,500,000
Issuance for consulting services, March 3, 2004, $1.15 per share	100,000	100	114,580		-	114,680
Stock based compensation from 650,000 warrants issued on March 3, 2004 for consulting services	-	-	731,328	-	-	731,328
Issuance for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC,
a company controlled by a stockholder, March 31, 2004, $1.21 per share	1,600,000	1,600	1,929,709	-	-	1,931,309
Issuance for compensation, November 24, 2004, $1.48 per share	1,200,000	1,200	1,774,800	-	-	1,776,000
Net loss	-	-	-	-	(4,510,726)	(4,510,726)
Balance-December 31, 2004	19,998,202	19,998	12,499,583	-	(4,510,726)	8,008,855
Issuance of common stock at $0.77 per share and 2,836,335 warrants at $0.61 per warrant for cash, net of $347,294 cash offering costs, 140,000 common shares
and 140,000 warrants, January through March 2005	2,976,335	2,976	3,904,231	-	-	3,907,207
Issuance of 30,000 warrants at $1.38 per warrant for services, July 2005	-	-	41,300	-	-	41,300
Issuance of common stock at $1.73 per share, as compensation to a
director of the Company for services, August 2005	18,350	18	31,727	-	-	31,745
Net loss	-	-	-	-	(1,770,020)	(1,770,020)
Balance - December 31, 2005	22,992,887	22,992	16,476,841	-	(6,280,746)	10,219,087
Stock-based employee compensation from stock options	-	-	827,718	-	-	827,718
Exercise of warrants, $0.70 per share, for cash, June 2006	300,000	300	209,700	-	-	210,000
Net loss	-	-	-	-	(2,512,836)	(2,512,836)
Balance - December 31, 2006	23,292,887	23,292	17,514,259	-	8,793,582)	8,743,969
Issuance of common stock at $1.00 per share - June 2007	1,000,000	1,000	999,000	-	-	1,000,000
Issuance of common stock at $1.00 per share - September 2007	500,000	500	499,500	-	-	500,000
Stock-based employee compensation from stock options	-	-	578,649	-	-	578,649
Expiration of warrants, July through September 2007	-	-	-	-	-	-
Net loss	-	-	-	-	(2,458,469)	(2,458,469)
Balance - December 31, 2007	24,792,887	24,792	19,591,408	-	(11,252,051)	8,364,149
Stock-based employee compensation from stock options	-	-	237,299	-	-	237,299
Stock-based conversion feature on notes payable	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	(2,000,962)	(2,000,962)
Balance - December 31, 2008	24,792,887	24,792	19,888,707	-	(13,253,013)	6,660,486
Conversion of note payable, November 2009, $0.25 per share	120,000	120	29,880	-	-	30,000
Issuance for services, December 2009, $0.20 per share	1,668,000	1,668	333,332	-	-	335,000
Stock-based employee compensation from stock options	-	-	122,467	-	-	122,467
Stock-based conversion feature on notes payable	-	-	274,026	-	-	274,026
Expiration of warrants September 2009	-	-	-	-	-	-
Net loss	-	-	-	-	(1,690,721)	(1,690,721)
Balance - December 31, 2009	26,580,887	$26,580	$20,648,412	$-	$(14,943,734)	$5,731,258

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2012

[Continued]

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity
Balance - December 31, 2009	26,580,887	$26,580	$20,648,412	$ -	$(14,943,734)	$5,731,258
Issuance for Services at $0.35 per share, March 15, 2010	17,500	17	6,033	-	-	6,050
Issuance for Services at $0.20 per share, September 3, 2010	910,000	910	179,090	-	-	180,000
Issuance for Services at $0.26 per share, October 22, 2010	310,000	310	81,371	-	-	81,682
Issuance for Services at $0.25 per share, November 5, 2010	320,000	320	79,680	-	-	80,000
Conversion of note payable at $0.23 per share, November 5, 2010	7,590,663	7,591	1,738,808	(50,000)	-	1,696,399
Employee options exercised @ $0.33 per share, December 15, 2010	15,000	15	4,935	-	-	4,950
Employee options exercised @ $0.33 per share, December 23, 2010	10,714	11	3,525	-	-	3,536
Stock-based employee compensation from stock options	-	-	65,308	-	-	65,308
Stock-based conversion feature on notes payable	-	-	225,466	-	-	225,466
Net loss	-	-	-	-	(1,837,128)	(1,837,128)
Balance - December 31, 2010	35,754,764	$35,754	23,032,628	$(50,000)	$(16,780,863)	$6,237,520
Issuance for Services at $0.33 per share, January 31, 2011	90,250	91	29,910	-	-	30,000
Issuance for Services at $0.45 per share, February 8, 2011	200,000	200	89,800	-	-	90,000
	31,736	32	14,968	-	-	15,000
Issuance for Services at $0.36 per share, July 6, 2011	41,164	410	14,959	-	-	15,000
Issuance for Services at $0.47 per share, July 6, 2011	68,600	69	14,931	-	-	15,000
Proceeds from collection of Subscription Receivable	-	-	-	50,000	-	50,000
Stock-based employee compensation from stock options	-	-	43,408	-	-	43,408
Net loss	-	-	-	-	(1,616,557)	(1,616,557)
Balance - December 31, 2011	36,186,514	$36,187	$23,240,604	$ 0	$(18,397,420)	$4,879,371
Issuance for Services at $.16 per share, February 2, 2012	91,100	91	14,909			15,000
Conversion of note payable at $.20 per share, April 10, 2012	2,500,000	2,500	222,500			225,500
Issuance for Services at $.13 per share, July 31, 2012	112,700	113	14,887			15,000
Issuance for Services at $.09 per share, July 31, 2012	161,900	161	14,839			15,000
Issuance for Services at $.16 per share, August 24, 2012	1,600,000	1,600	253,400			255,000
Issuance for Services at $.10 per share, August 24, 2012	1,750,000	1,750	173,250			175,000
Conversion of note payable at $.10 per share, October 11, 2012	1,500,000	1,500	118,500			120,000
Issuance for Services at $.08 per share on December 12, 2012	330,000	330	31,020			31,350
Conversion of note payable at $.10 per share on December 26, 2012	1,500,000	1,500	126,000			127,500
Net loss					(1,050,400)	(1,050,400)
Balance - December 31, 2012	45,732,214	$45,732	$24,209,909	$ --	$(19,477,820)	$4,807,821

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence from
			Bankruptcy)
	For the Years		through
	Ended December 31,		December 31,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$ (1,050,400)	$ (1,616,557)	$ (19,447,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76,251	108,783	1,097,944
Amortization of patents and proprietary technology	104,236	107,627	1,156,350
Impairment of long-lived assets	208,747	250,750	1,006,059
Issuance of common stock and warrants for services	506,350	165,001	4,049,135
Expenses paid by increase in convertible note payable	--	--	82,200
Amortization of discount on note payable	--	--	2,230,654
Stock-based compensation expense for employees	--	43,408	1,874,849
Loss on asset disposal	--	--	2,437
Loss on extinguishment of debt	--	--	22,966
(Gain)/loss on conversion of notes payable to common stock	(371,021)	--	(363,221)
Bad debt expense	3,000	10,638	13,638
Changes in operating assets and liabilities:
Accounts receivable	11,031	4,243	(23,324)
Inventory	2,511	1,262	(5,667)
Deposits and prepaid expenses	(2,091)	(5,824)	(30,304)
Accounts payable	20,121	124,526	62,405
Accounts payable – related party	(1,893)	(5,913)	11,194
Accrued liabilities	(49,637)	220,443	224,726
Deferred revenue	--	(7,120)	(343,750)
Net Cash Used in Operating Activities	(542,795)	(598,733)	(8,379,529)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	--	--	(200,119)
Payments for patents	--	--	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	--	--	(265,000)
Net Cash Used in Investing Activities	--	--	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock, warrants and options	--	--	5,622,157
Proceeds from subscriptions receivable	--	50,000	50,000
Principal payments on notes payable - related parties	(10,000)		(520,300)
Proceeds from notes payable - related parties	--	50,000	495,300
Payments on convertible notes payable	(37,475)		(37,475)
Proceeds from borrowings under convertible note payable	625,000	500,000	3,320,807
Net Cash Provided by Financing Activities	577,525	600,000	8,930,489
Net Change in Cash and Cash Equivalents	34,730	1,267	39,973
Cash and Cash Equivalents at Beginning of Period	7,294	6,027	2,051
Cash and Cash Equivalents at End of Period	$ 42,024	$ 7,294	$ 42,024
Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --	$ --
Cash paid for interest	$ --	$ --	$ 16,955
Supplemental Disclosure on Noncash Investing and Financing Activities
Stock issued for debt	$ 472,500	$ 60,000	$ 507,500
Outstanding notes payable converted to stock	--	--	3,218,599
Expiration of warrants outstanding	--	--	2,361,785
Subscription receivable	--	--	50,000
Recognition of discounts on convertible notes payable		--	2,069,003
Extinguishment of unamortized discounts on modified convertible notes payable	--	--	(17,477)

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah and is a development stage company. The Company’s development stage activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s planned operations, which have not yet commenced at a commercial level, are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2012 the Company continued to manufacture products and sensors on a limited basis and provide engineering and design work, but was not at a commercially sustainable level.

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

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. The cash and equivalents of $42,024 represent cash on deposit in various bank accounts with two separate financial institutions.

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

Business Condition – The Company suffered losses of $1,050,400 and $1,616,557 and used cash in operating activities of $542,795 and $598,733 during the years ended December 31, 2012 and 2011, respectively.  At December 31, 2012, the Company had an accumulated deficit of $19,447,820. The Company is in the development stage and has not earned any appreciable revenue during the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2011 the Company raised $2,301,391 in additional capital, including accrued interest, through the issuance of long and short-term notes to related parties. All of the notes had an annual interest rate of 10% to 12% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $.07 to $.25 per share with maturity dates from March 31, 2008 to December 31, 2011. However prior to December 31, 2012 all but $327,525 the convertible notes were converted to an aggregate of 13,210,663 shares of the Company's restricted common stock at an average share price of about $.17 per share. These totals include the conversion of the Maestro Investment LLC line of credit entered into November 2, 2010 and similar debt instruments issued and conversion over the past two years.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the year ended December 31, 2012.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected net future cash flows.  Under similar analysis there was no impairment charge taken during the year ended December 31, 2012.

Research and Development – Research and development costs are recognized as expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company's reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs. As described in ASC 360 the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as basis for determining whether it is necessary to perform the two -step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. This test requires various judgments and estimates. The fair value of the Company is allocated to the Company's assets and liabilities based upon their fair values with the excess fair value allocated to goodwill. An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value. While performing its analysis the Company recognized $250,750 in goodwill impairment during 2011. The fair value of the Company's share price has continued to decline and many of the expected contracts have been delayed, therefore, under similar evaluation the Company recognized $208,747 in goodwill impairment as of December 31, 2012.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2012, there were outstanding options to purchase 2,024,000 shares of common stock, and 3,750,000 held in escrow that is securing the lines of credit. These options and escrowed shares were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation – In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Topic 718, Stock Compensation (formerly, FASB Statement No. 123R Revised 2004), “Share-Based Payment” “ASC 718”stiputlate that the Company is required to recognize the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.  Under APB 25, no compensation was recorded in earnings for the Company’s stock-based options granted under the 2005 Stock Incentive Plan (the “Plan”).  Under ASC 718, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period. On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, for its share-based compensations plans and began recognizing the unvested portion of employee compensation from stock options and awards equal to the unamortized grant-date fair value over the remaining vesting period. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.  For the years ended December 31, 2012 and 2011, the Company recognized expense for stock-based compensation under ASC 718 of $0 and $43,408, respectively.

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $76,251 and $108,783 for the years ended December 31, 2012 and 2011, respectively and is included in the administrative and marketing expense on the statement of operations Property and equipment at December 31, 2012 and 2011 consisted of the following:

Property and Equipment
December 31,	2012	2011
Machinery and equipment	$ 532,053	$ 532,053
Office equipment	40,455	40,455
Furniture and fixtures	13,470	13,470
Software	416	416
Total Property and Equipment	586,394	586,394
Less: Accumulated depreciation	(450,755)	(374,504)

Net Property and Equipment	$ 135,639	$ 211,890

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2012 and 2011 were as follows:

December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 161,903	$ (79,230)	$ 82,673
Proprietary Technology	799,082	(401,244)	397,838
Total Amortizing Asset	$ 960,985	$ (480,474)	$ 480,511

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 161,903	$ (71,980)	$ 89,923
Proprietary Technology	799,082	(304,258)	494,824
Total Amortizing Asset	$ 960,985	$ (376,238)	$ 584,747

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patent amortization was $7,250 and $18,397 for the year ended December 31, 2012 and 2011, respectively. Amortization related to proprietary technology was $96,986 and $89,230 for the years ended December 31, 2012 and 2011, respectively. Patent and proprietary technology amortization is charged to operations.

Estimated aggregate amortization expense for each of the next five years is $104,236 each year.

Goodwill– Intangible assets not subject to amortization as of December 31, 2012 and 2011 consisted of the Company's goodwill, with a net carrying value of 4,896,917 and $5,105,664, respectively. During 2012 and 2011 the Company recorded an impairment charge in the amount of $208,747 and $250,757, respectively,  to reduce the carrying value of goodwill to its estimated fair value. In conjunction with the impairment testing the Company considered factors such as the global economic market volatility, variables in the economy and a decline in the market price of the Company's stock and market capitalization for a sustained period, as indicators for a potential goodwill impairment. As described in ASC 360, the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two -step goodwill impairment test on a more frequent basis than annually. The analysis includes a comparison of the estimated fair value of the Company to the carrying value of its net assets. In performing the impairment test for the twelve months ended December 31, 2012, the analysis compared the carrying value of the Company's net assets to the estimated fair value of the Company and based upon this analysis the Company recognized an impairment of goodwill in the amount of $208,747 as of December 31, 2012.

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

NOTE 4 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2012 and 2011 respectively.  The components of the net deferred tax asset as of December 31, 2012 and 2011, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2012	2011
Operating loss carry forwards	$ 7,090,470	$ 7,542,109
Property and equipment	26,617	27,953
Patents and proprietary technology	77,637	80,184
Stock-based compensation	701,178	701,178
Total Deferred Tax Assets	$ 7,895,902	$ 8,351,424
Valuation allowance	(7,895,902)	(8,351,424)
Net Deferred Tax Asset	$ --	$ --

Federal and state net operating loss carry forwards at December 31, 2012 and 2011 were $19,423,860 and $19,941,176, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards begin to expire in 2020.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2012 and 2011, respectively:

For the Years Ended December 31,	2012	2011
Tax at statutory rate (34%)	$ (353,712)	$ (549,630)
Non-deductible expenses	3,447	854
Change in valuation allowance	384,595	602,121
State tax benefit, net of federal tax effect	(34,330)	(53,345)
Provision for Income Taxes	$ --	$ --

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

The Company had no liabilities for unrecognized tax benefits and the Company has recorded no additional interest or penalties.

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2012, and 2011, the Company did not recognized any interest or penalties in its Statement of Operations, nor did it have any accrued interest or penalties relating to unrecognized benefits.

The tax years 2012, 2011, 2010, 2009 and 2008 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On November 2, 2010 the Company secured a $500,000 line of credit from Maestro Investments. LLC. Under the terms and conditions of the line of credit the Company could draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012.  The note has a conversion feature that provides Maestro with the option to convert any outstanding balance of the note to the Company's restricted common shares at $0.30 per share, or other amount to be agreed upon. Due to the recent decline in the Company's stock price the Company has agreed to issue an additional 833,333 shares as collateral for the line of credit for a total of 2,500,000 escrowed shares. The line of credit is secured by the Company's assets including, but not limited to, business furniture, fixtures and equipment. On April 10, 2012 the Company issued 2,500,000 restricted common shares at $0.20 per share and retired the $500,000 line of credit and accrued interest. As of the date of issuance the fair market share price was $.09 per share. Due to the difference between the market price and conversion price the Company recognized a gain on conversion of $323,249.

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

On August 31, 2012 the Company secured a line of credit for $300,000 with SRX International, Inc. Under the terms of the line of credit the Company can make periodic draws as needed to fund operations. The line has a fixed interest rate of 10% per annum and the principal amount and outstanding interest is due and payable on or before December 31, 2012. The line of credit is collateralized by 3,000,000 shares of the Company's restricted common stock, held in escrow at a conversion rate of $0.10 per share. The Company used the full proceeds of the line of credit and consolidated the April, May and June notes issued to fund operations. On October 11, 2012 the Company issued 750,000 restricted common shares at $0.10 per share and retired $75,000 of the line of credit and on December 26, 2012 the Company issued 1,500,000 restricted common shares at $0.10 per share and retired an additional $150,000 of the line of credit, leaving an outstanding balance as of December 31, 2012 of $87,525, plus accrued interest. At the date of conversion the fair market for the shares issued on October 11, 2012 and December 26, 2012 was $.08 per share and $.09 per share respectively, resulting in a gain on the conversion of stock of $15,000 and $22,500 respectively.

On August 31, 2012 the Company secured a line of credit for $300,000 with Empire Fund Managers, LLC. Under the terms of the line of credit the Company can make periodic draws as needed to fund operations. The line has a fixed interest rate of 10% per annum and the principal amount and outstanding interest is due and payable on or before June 30, 2013. The line of credit is collateralized by 3,750,000 shares of the Company's restricted common stock, held in escrow at a conversion rate of $0.08 per share. As of December 31, 2012 the Company had drawn $275,000 of the line of credit to fund operations.  On October 11, 2012 the Company issued 750,000 restricted common shares at $0.10 per share and retired $75,000 of the line of credit, leaving an outstanding balance as of December 31, 2012 of $200,000 plus accrued interest. At the date of conversion the fair market for the shares issued on October 11, 2012 and December 26, 2012 was $.08 per share At the date of conversion the fair market for the shares issued was $.08 per share resulting in a gain on the conversion of stock of $15,000.

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

On November 5, 2010, in lieu of paying cash, the Company issued 7,590,663 restricted shares of stock to eight note holders and existing shareholders and canceled $1,746,399 of the Company's debt related to outstanding convertible notes.

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

On May 22, 2011, the Company issued 1,666,667 restricted shares to an escrow account to be held in the name of Maestro Investment LLC ("Maestro"). The shares in escrow are held as collateral against the $500,000 convertible line of credit as provided for in the note agreement. Because the shares are considered to be contingently issued shares they were not included in the reported outstanding share balance or in the calculation of EPS as of September 30, 2011. Due to the recent decline in the Company's share price the Company has issued an additional 833,333 shares to Maestro as additional collateral. Should Maestro exercise their option to convert the outstanding balance of the note, all of the escrowed converted number of shares will no longer be considered contingent and will be included in the reported outstanding share balance and in the EPS calculation.

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

On April 10, 2012, the Company issued 2,500,000 restricted shares of common stock to retire the balance of the Maestro line of credit of $500,000 and accrued interest. The debt was converted at a rate of $0.20 per share and the fair market value of the shares was $0.09 per share on the date of conversion. This resulted in a gain on conversion of debt of $323,249.

On July 31, 2012 the Company issued 112,700 restricted shares at $0.13, in lieu of cash, to a consultant for marketing consulting services for the first quarter 2012, and cancelled $15,000 of Company debt.

On July 31, 2012 the Company issued 161,900 restricted shares at $0.09, in lieu of cash, to a consultant for marketing consulting services for the second quarter 2012, and cancelled $15,000 of Company debt.

On August 24, 2012 the Company issued 1,600,000 restricted shares at $0.16, in lieu of cash, for investor relations services during 2011, and cancelled $255,000 of Company debt.

On August 24, 2012 the Company issued 1,750,000 restricted shares at $0.10, in lieu of cash, for investor relations services for the first half of 2012, and cancelled $175,000 of Company debt.

On August 31, 2012 the Company secured two lines of credit for $300,000 with SRX International, Inc. and Empire Fund Managers LLC.  The lines of credit is collateralized by 3,000,000 and 3,750,000, respectively, shares of the Company's restricted common stock, issued and held in escrow at a conversion rate of $0.10 and $0.08 per share, respectively. The outstanding balances for the two lines of credit for as of December 31, 2012 were $87,525 and $200,000, respectively.

On October 11, 2012 the Company issued 1,500,000 out of escrow restricted common shares at $0.10 per share and retired $75,000 of the line of credit with SRX International, Inc. and $75,000 of the line of credit with Empire Fund Managers LLC. As of the date of conversion the fair market for the shares issued were $.08 per share resulting in a gain on the conversion of stock of $30,000.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 12, 2012 the Company issued 330.000 restricted shares at $0.08, in lieu of cash, for Directors and Officers insurance through April 2013, and cancelled $26,662 of Company debt. As of the date of conversion the fair market for the shares issued were $.10 per share resulting in a loss on the conversion of stock of $4,278.

On December 26, 2012 the Company issued 1,500,000 out of escrow restricted common shares at $10 per share and retired an additional $150,000 of the line of credit of the line of credit with SRX International Inc. As of the date of conversion the fair market price of the shares issued were $.09 per share result in a gain on the conversion of stock of $22,500.

SB-2 Registration – On August 4, 2005, the Company registered 8,932,670 shares of common stock, including 3,656,335 warrants to purchase common stock at some future date.  The Company registered 5,952,670 shares related to the private placement in March 2005, 30,000 warrants to purchase common stock held by Investors Stock Daily, Inc., 650,000 warrants to purchase common stock held by Summit Resource Group, and an additional 2,300,000 shares held by certain investors.  The Company filed a post-effective amendment extending this registration on October 10, 2006.  This registration statement is no longer effective.

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

On August 25, 2005, the Company granted options to employees to purchase an aggregate 1,159,000 shares of common stock at an exercise price of $1.91 per share. These options vested over three years on either the employee's employment anniversary date or on the anniversary date specified in the grant and expire 10 years from the date of grant. The Company used the following assumptions in estimating the fair value of the options granted on August 25, 2005, market value at the time of issuance - $1.73; expected term - 8 years; risk-free interest rate -4.18%; dividend yield -0%; and expected volatility -200%. Using these assumptions, the options granted have a weighted-average fair value of $1.72 per share.

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

On August 8, 2008, the Company granted employee options to purchase an aggregate 165,000 shares of common stock at an exercise price of $.72 per share.  The options vest over three years beginning on the anniversary of the grant date and expire on

August 25, 2015, this is 10 years from the date of Board approval of the Plan.  The Company used the following assumptions in estimating the fair value of the options granted on August 8, 2008; market value at time of issuance – $.70; expected holding period – 5 years; risk-free interest rate – 4.93%; dividend yield – 0%; and expected volatility – 200%.  Using these assumptions, the options granted had a weighted-average fair value of $.68 per share.

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

During the years ended December 31, 2012 and 2011, the Company recognized $0 and $43,408 of stock-based compensation expense, respectively. There were 2,024,000 and 2,024,000 employee stock options outstanding at December 31, 2012 and 2011, respectively.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2012, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	2.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,024,000	$ 1.10	2.65	$ --
Exercisable at the end of Period	2,024,000	$ 1.10	2.65	$ --

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2011, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.35	4.68	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	__	--	--	--
Outstanding at the end of Period	2,024,000	$ 1.10	2.65	$ --
Exercisable at the end of Period	2,024,000	$ 1.10	2.65	$ --

As of December 31, 2012, there was no unrecognized compensation cost related to employee stock options based upon the all of the grants as of December 31, 2012

NOTE 8 – LEASE COMMITMENT

The Company currently occupies a manufacturing facility in Draper, Utah. The lease on the facility expired on December 31, 2011. In March 2012 the Company extended the lease through December 31, 2014. Under the terms of the extended lease the Company paid $7,950 per month through December 31, 2012 and then increases the amount by $500 per month each year in each of the following two years.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY MANUFACTURING CONTRACT

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented medical bed technology. On that same day the Company, R&D Products and the Licensee entered into a long-term joint manufacturing agreement for R&D’s medical bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related medical products through 2018 with an option to renew each year thereafter. Production schedules with specific quantities and deadlines are still being outlined. (see Note 10. "Legal Proceedings"). At this time management is unsure the effect their litigation with R&D will have on this agreement with R&D or its Licensee.

NOTE 10 – LEGAL PROCEEDINGS

On June 23, 2010, the Company, along with David B. Beck, the Company's Director of Engineering, filed a complaint against R&D Products, LLC, Persimmon Investments, Inc. and Jules A. deGreef, the managing member of R&D Products, LLC. The complaint alleges that all of the intellectual properties owned by R&D Products and Mr. deGreef, specifically patented applications using Bend Sensor® technology that were filed jointly by Mr. Beck and Mr. deGreef, and later assigned solely to Mr. deGreef and R&D Products, are the property of the Company. The complaint alleges that the assignment by Mr. Beck of his rights in the patents and intellectual properties were improperly given and are the property of the Company. The Company believes that since Mr. Beck was an employee of the Company during the time that he became the primary creative force and inventor of the Bend Sensor® applications for R&D Products and Mr. deGreef, and the inventions and applications were created using Flexpoint resources, the Company is claiming that such intellectual properties, patents, etc. filed by deGreef, Persimmon and R&D belong to Flexpoint and therefore is seeking financial damages and ownership of all intellectual rights, patents and inventions created by Mr. Beck for deGreef, Persimmon and R&D Products. The Parties to this action are currently in active negotiations to settle this proceeding, although as of the date of this filing not settlement has been reached.

NOTE 11 - SUBSEQUENT EVENTS

On January 15, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June, 2013 and has a conversion feature for restricted common shares at $0.08 per share.

On February 1, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June, 2013 and has a conversion feature for restricted common shares at $0.07 per share.

On February 15, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June, 2013 and has a conversion feature for restricted common shares at $0.07 per share.

On March 1, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June, 2013 and has a conversion feature for restricted common shares at $0.07 per share.

On March 27, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June, 2013 and has a conversion feature for restricted common shares at $0.07 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a discount for the beneficial conversion will be recorded against this note and amortized against interest expense during 2013.

On March 27, 2013 the Company issued a promissory note for $15,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June, 2013 and has a conversion feature for restricted common shares at $0.07 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a discount for the beneficial conversion will be recorded against this note and amortized against interest expense during 2013.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RESTATEMENT

During the year end audit the Company discovered the investor relations expense for the period ending September 30, 2012 was understated by $80,000 and the valuation of the stock issued for the investor relations services were also understated. The Company restated its financial statements for the three and nine months ending September 30, 2012 to reflect the corrected investor relations expense and the valuation of the stock issued for investor relations services.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Current Report on Form 8-K, the Company dismissed Mantyla McReynolds, LLC as our independent registered public accounting firm on January 17, 2012 and on that same date engaged Sadler, Gibb and Associates, LLC Certified Public Accountants as our independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective and that information required to be disclosed was recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective for the year ended December 31, 2012.  Our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were ineffective for the period ended September 30, 2012, resulting in the restatement of our financial statements and disclosures for the period. We are currently refining our controls and procedures regarding the manner in which documentation of significant information is generated and communicated to assure the reliability of our financial reporting and the preparation of financial statements for external purposes are more fully in compliance with generally accepted accounting principles. Specifically, we intend to institute stricter procedures associated with the maintenance of the Company’s records to include reasonable detail to accuracy of the transactions and ensure such information is communicated in a timely manner within the organization.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term of Office
Clark M. Mower	66	President, CEO and Director	From November 2005 until next annual meeting
John A. Sindt	68	Chairman of the Board	From November 2005 until next annual meeting
Ruland J. Gill, Jr.	67	Director	From November 2005 until next annual meeting
Thomas N. Strong	57	Controller and Chief Financial Officer

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

Thomas N. Strong – Prior to accepting the position of Controller and Chief Financial Officer of Flexpoint in August 2008, Mr. Strong was employed by Praxair Healthcare Services as a Regional Financial Analyst, and part of his responsibilities with this provider of medical gases and equipment  was to direct that company’s regional compliance with the Sarbanes-Oxley Act of 2002.  From 2002 to 2005 he was employed as Regional Corporate Controller for INVE America and Subsidiaries, an international agriculture and aquaculture company responsible for the accounting, financial reporting and treasury duties for all of North and South America. Mr. Strong has over 20 years of experience in the accounting field, primarily in controller positions.

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

Flexpoint Sensor Systems, Inc.

106 West Business Park Drive

Draper, Utah 84020

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2012, we believe that no Forms 4 were required during the year ended December 31, 2012.

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

The following table shows the compensation paid to our principal executive officer, principal financial officer, and our most highly compensated executive officer for the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO and Director	2012 2011	$ 50,938 $102,063	$ 0 $45,000	$ 0 $ 0	$ 50,938 $147,063
John A. Sindt, Chairman	2012 2011	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0
Thomas N. Strong Controller/CFO.	2012 2011	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0

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

Because the Company did not meet its projected revenues during the year ending December 31, 2013, Mr. Mower has continued to voluntarily take his reduced salary. The options were granted under the 2005 Stock Incentive Plan.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to the above named executive officers as of December 31, 2012.

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exercise Date (f)
Clark M. Mower, CEO, President	300,000 100,000 100,000 100,000 300,000		0 0 0 0 0	$1.91 $1.18 $0.33 $0.24 $0.15	8/25/15 8/25/15 8/25/15 8/25/15 8/25/15

	Option Awards - continued
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exercise Date (f)
John A. Sindt, Chairman	180,000	0	0	$1.91	8/25/15
Thomas N. Strong CFO	120,000 86,000	0 0	0 0	$0.72 $0.33	8/25/15 8/25/15

DIRECTOR COMPENSATION

We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2012.  This chart also includes individual compensation arrangements described below.

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

During the year ended December 31, 2012 we did not grant any options pursuant to the Plan.

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 45,732,214 shares of common stock outstanding as of March 30, 2013, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
First Equity Holdings Corp. First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, Utah 84106	5,985,858 (1)	13.08

(1)

Includes 730,000 shares held by an officer of First Equity Holdings Corp.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Clark M. Mower	1,575,000 (1)	3.44
John A. Sindt	1,611,326 (2)	3.52
Ruland J. Gill, Jr	428,137 (3)	Less than 1%
Thomas N. Strong	207,000 (4)	Less than 1%
Directors and officers as a group	3,628,343	7.93

(1)

Represents 675,000 shares and vested options to purchase 900,000 shares.

(2)

Represents 1,233,338 shares held by Mr. Sindt, 180,000 vested options and he has investment power with respect to 197,988 shares.

(3)

Represents 235,017 shares and options to purchase 30,000 shares held by Mr. Gill and 163,120 shares held in a family trust.

(4)

Represents 1,000 shares and vested options of 206,000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PARTIES

The following information summarizes transactions we have either engaged in since the beginning of the last two completed fiscal years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

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

DIRECTOR INDEPENDENCE

We believe Ruland J. Gill, Jr. is an independent director as defined under NASDAQ Stock Market Rule 5605(a)(2). This rule defines persons as "independent" who are neither officers nor employees of the company and have no relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

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

	2012	2011
Audit fees	$ 23,000	$ 19,500
Audit-related fees	0	0
Tax rel Tax fees	$ 1,300	$ 1,000
All othe All other fees	0	0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The audited financial statements of Flexpoint Sensor Systems, Inc are included in this report under Item 8 on pages 20 to 39.

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

Description

3.1   Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)

3.2   Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)

10.1    Flexpoint Sensor Systems, Inc. 2005 Stock Incentive Plan (Incorporated by reference to Schedule 14A, filed October 27, 2005)

10.2

Lease agreement between Flexpoint Sensor and F.G.B.P., LLC dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB filed November 15, 2004 as amended)

10.3

Addendum to Lease Agreement between Flexpoint Sensor and American Covers Inc. dated March 29, 2012 (Incorporated by reference to exhibit 10.2 of Form 10-QSB filed May 15, 2012)

10.4*

Notice of Stock Option Grant between Flexpoint Sensor and Clark M. Mower, dated December 22, 2011 (Incorporated by reference to exhibit 10.3 of Form 10-K filed April 2, 2012)

20.2   Audit Committee Charter (Incorporated by reference to Schedule 14A, filed October 27, 2005)

21.1   Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21.1 of Form 10-K filed April 9, 2010 )

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

* Management compensatory agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: April 15, 2013

By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 2013

 /s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date:  April 15, 2013

 /s/ John A. Sindt

John A. Sindt

Chairman of the Board

Date:  April 15, 2013

 /s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer