Form 10-Q
period 2013-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2013-05-15
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2013

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 45,732,214 as of May 6, 2013.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2013 and

    December 31, 2012 (Audited)

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three

  Months Ended March 31, 2013 and 2012 and for the Cumulative Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through March 31, 2013

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the

               Three Months Ended March 31, 2013 and 2012 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through March 31, 2013

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3. Quantitative and Qualitative Disclosures about Market Risk

19

Item 4. Controls and Procedures

19

PART II: OTHER INFORMATION

Item 1  Legal Proceedings

19

Item 1A.  Risk Factors

19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 6.  Exhibits

 21

Signatures

22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2013, the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, and condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2012 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange commission on April 15, 2013. The cumulative financial information from February 24, 2004 (the date of emergence from bankruptcy) through March 31, 2013, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three months ended March 31, 2013 and 2012, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	MAR 31, 2013 (Unaudited)	DEC 31, 2012 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 42,277	$ 42,024
Accounts receivable	7,370	7,688
Notes Receivable	25,000	--
Inventory	6,919	5,667
Deposits and prepaid expenses	11,786	13,804
Total Current Assets	93,352	69,183
Long-Term Deposits	16,550	16,500
Property and Equipment, net of accumulated depreciation
of $469,559 and $450,755	116,835	135,639
Patents and Proprietary Technology, net of accumulated
amortization of $506,863 and $480,474	454,122	480,511
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,577,776	$ 5,598,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 253,946	$ 268,512
Accounts payable – related party	10,191	11,194
Accrued liabilities	273,813	183,698
Convertible notes payable, net of discount of $5,473 and $0	432,052	287,525
Convertible notes payable to related party, net of discount of $0 and $0	40,000	40,000
Total Current Liabilities	1,010,002	790,929

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	--	--
Common stock – $0.001 par value; 100,000,000 shares authorized;
45,732,214 shares and 45,732,214 shares issued and outstanding	45,732	45,732
Additional paid-in capital	24,215,623	24,209,909
Deficit accumulated during the development stage	(19,693,581)	(19,447,820)
Total Stockholders' Equity	4,567,774	4,807,821
Total Liabilities and Stockholders' Equity	$ 5,577,776	$ 5,598,750

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence
	For the	For the	From
	Three Months	Three Months	Bankruptcy)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2013	2012	2013

Engineering, Contract and Testing Revenue	$ 13,280	$ 14,339	$ 958,939

Operating Costs and Expenses
Amortization of patents and proprietary technology	26,389	26,720	1,182,739
Cost of revenue	794	909	175,912
Administrative and marketing expense	173,126	180,736	13,153,836
Research and development expense	49,584	64,480	3,301,195
Impairment of long-lived assets	--	--	1,006,059
Total Operating Costs and Expenses	249,893	272,845	18,819,741

Other Income (Expense)
Interest expense	(9,166)	(19,498)	(2,386,943)
Interest income	19	14	131,893
Sublease rent income	--	--	11,340
Other income	--	--	218
Loss on sales of equipment	--	--	(810)
Gain on stock debt exchange	--	--	411,523
Net Other Expense	(9,147)	(19,484)	(1,832,779)

Net Loss	(245,760)	(277,990)	(19,693,581)

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	45,732,214	36,245,579

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence from
			Bankruptcy)
	For the Three Months		Through
	Ended March 31,		March 31,
	2013	2012	2013
Cash Flows from Operating Activities:
Net loss	$ (245,760)	$ (277,990)	$ (19,693,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,804	20,847	1,116,748
Amortization of patents and proprietary technology	26,389	26,720	1,182,739
Impairment of long-lived assets	--	--	1,006,059
Issuance of common stock and warrants for services	--	15,000	4,049,135
Expenses paid by increase in convertible note payable	--	--	82,200
Amortization of discount on note payable	241	--	2,230,895
Stock-based compensation expense for employees	--	--	1,874,849
Loss on asset disposal	--	--	2,437
Loss on extinguishment of debt	--	--	22,966
(Gain)/loss on conversion of notes payable to common stock	--	--	(363,221)
Bad debt expense	--	--	13,638
Changes in operating assets and liabilities:
Accounts receivable	318	3,463	(23,005)
Notes Receivable	(25,000)	---	(25,000)
Inventory	(1,252)	429	(6,918)
Deposits and prepaid expenses	1,967	(14)	(28,337)
Accounts payable	(14,566)	(5,023)	47,839
Accounts payable – related parties	(1,003)	(1,321)	10,191
Accrued liabilities	90,115	82,489	314,841
Deferred revenue	--	--	(343,750)
Net Cash Used in Operating Activities	(149,747)	(135,400)	(8,529,275)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	--	--	(200,119)
Payments for patents	--	--	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	--	--	(265,000)
Net Cash Used in Investing Activities	--	--	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock, warrants and options	--	--	5,622,156
Proceeds from subscriptions receivable	--	--	50,000
Principal payments on notes payable - related parties	--	(10,000)	(520,300)
Proceeds from notes payable - related parties	--	--	495,300
Payments on convertible notes payable	--	--	(37,475)
Proceeds from borrowings under convertible note payable	150,000	160,128	3,470,807
Net Cash Provided by Financing Activities	150,000	150,128	9,080,488
Net Change in Cash and Cash Equivalents	253	14,728	40,226
Cash and Cash Equivalents at Beginning of Period	42,024	7,294	2,051
Cash and Cash Equivalents at End of Period	42,277	22,022	$ 42,277
Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --	$ --
Cash paid for interest	$ --	$ --	$ 16,955
Supplemental Disclosure on Noncash Investing and Financing Activities
Stock issued for debt	$ --	$ --	$ 30,000
Outstanding notes payable converted to stock	--	--	3,218,599
Expiration of warrants outstanding	--	--	2,361,785
Subscription receivable	--	--	50,000
Recognition of discounts on convertible notes payable			2,069.003
Extinguishment of unamortized discounts on modified convertible notes payable	$ --	$ --	$ (17,477)
Debt discounts on convertible notes	5,714		5,714

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2012 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2013. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology products and equipment using Bend Sensors® flexible potentiometer technology. The Company suffered losses of $245,760 and $277,990 and used cash in operating activities of $149,747 and $135,400 during the three months ended March 31, 2013 and 2012, respectively.  Through March 31, 2013, the Company had an accumulated deficit of $19,693,581. The Company is in the development stage and has not earned any appreciable revenue during the period from February 24, 2004 (date of emergence from bankruptcy) through March 31, 2013. These matters raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2012 the Company raised $2,926,391 in additional capital, including accrued interest, through the issuance of long and short-term notes to various entities including related parties. All of the notes had an annual interest rate of 10% to 12% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $.07 to $.25 per share with maturity dates from March 31, 2008 to December 31, 2012. However, prior to December 31, 2012 all but $327,525of  the convertible notes were converted to an aggregate of 13,210,663 shares of the Company's restricted common stock at an average share price of about $.17 per share. These totals include the conversion of the Maestro Investment LLC line of credit entered into November 2, 2010 and similar debt instruments issued and converted over the past two years.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $42,277 at March 31, 2013 and $42,024 at December 31, 2012 represent cash on deposit in various bank accounts with a financial institution.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company’s analysis did not indicate any impairment of assets as of March 31, 2013.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the rights to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology rights, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of March 31, 2013.

Research and Development – Research and development costs are recognized as an expense during the period incurred until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs. As described in Accounting Standards Codification (“ACS”) 360, the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. The analysis also requires various judgments and estimates, including general and macroeconomic conditions, industry and the Company’s targeted market conditions, as well as relevant entity-specific events; such as a change in the market for the Company’s products and services. After considering the qualitative factors that would indicate a need for interim impairment of goodwill and applying the two-step process described in ASC 360, management has determined that the value of Company’s assets is not more likely than not less than the carrying value of the Company including goodwill, and that no impairment charge needs be recognized during the reporting periods.

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

Stock-Based Compensation – Under ASC Topic 718, Stock Compensation, the Company is required to recognize the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.  Prior to 2006, no compensation was recorded in earnings for the Company’s stock-based options granted under the 2005 Stock Incentive Plan (the “Plan”).  Under ASC 718, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period.  On January 1, 2006, the

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Company adopted the provisions of ASC 718, for its share-based compensations plans and began recognizing the unvested portion of employee compensation from stock options and awards equal to the unamortized grant-date fair value over the remaining vesting period.  Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.

Basic and Diluted Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At March 31, 2013, there were outstanding options to purchase 2,024,000 shares of common stock. These options were not included in the computation of diluted earnings because the related exercise prices were greater than the average market price of the common shares.

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

During the three months periods ended March 31, 2013 the Company recognized $0.00 of stock-based compensation expense, compared to $0.00 during the same period in 2012. There were 2,024,000 employee stock options outstanding at March 31, 2013. A summary of all employee options outstanding and exercisable under the plan as of March 31, 2013, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	2.65	$ -

Granted	-	-	-	-

Expired	-	-	-	-
		-
Forfeited	-	-	-	-

Outstanding at the end of Period	2,024,000	$ 1.10	2.40	$ -

Exercisable at the end of Period	2,024,000	$ 1.10	2.40	$ -

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Based upon the current options issued as of March 31, 2013, there was no additional unrecognized compensation cost related to employee stock options that will be recognized.

NOTE 3 – ISSUANCE OF STOCK

None

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

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented medical bed technology. On that same day the Company, R&D Products and the Licensee entered into a long-term joint manufacturing agreement for R&D’s medical bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related medical products through 2018 with an option to renew each year thereafter. Production schedules with specific quantities and deadlines are still being outlined (see Note 6, "Litigation").

The Company has a related party payable to its President, CEO and Director for reimbursement of travel and other related expenses incurred on behalf of the Company. The amount due to the President as of March 31, 2013 and December 31, 2012 is $6,191 and $6,694, respectively.

The Company has a related party payable to its Chief Financial Officer for services provided to the Company. The amount due to the Chief Financial Officer as of March 31, 203 and December 31, 2012 is $4,000 and $4,500, respectively.

NOTE 5 – NOTES PAYABLE

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

On January 15, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.08 per share.

On January 31, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On February 19, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share.

On February 28, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share.

On March 27, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a discount of $3,421for the beneficial conversion was recorded against this note and will be amortized against interest expense through the life of the note. As of March 31, 2013 an additional charge to interest expense of $150 was recorded as part of the amortization of the beneficial conversion feature of this note.

On March 27, 2013 the Company issued a promissory note for $15,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a discount  of $2,143for the beneficial conversion was recorded against this note and will be amortized against interest expense through the life of the note. As of March 31, 2013 an additional charge to interest expense of $90 was recorded as part of the amortization of the beneficial conversion feature of this note.

On March 31, 2013 the Company issued a promissory note for $10,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013, and has a conversion feature for restricted common shares at $0.07 per share.

NOTE 6 - LITIGATION

On June 23, 2010, the Company, along with David B. Beck, the Company's Director of Engineering, filed a complaint against R&D Products, LLC, Persimmon Investments, Inc. and Jules A. deGreef, the managing member of R&D Products, LLC. The complaint alleged that all of the intellectual properties owned by R&D Products and Mr. deGreef, specifically patented applications using Bend Sensor® technology that were filed jointly by Mr. Beck and Mr. deGreef, and later assigned solely to Mr. deGreef and R&D Products, are the property of the Company. The assignment by Mr. Beck of his rights in the patents and intellectual properties were improperly given and are the property of the Company. The Company believed that since Mr. Beck was an employee of the Company during the time that he became the primary creative force and inventor of the Bend Sensor® applications for R&D Products and Mr. deGreef, and the inventions and applications were created using Flexpoint resources, the Company claimed that such intellectual properties, patents, etc. filed by deGreef, Persimmon and R&D belong to Flexpoint and therefore is sought financial damages and ownership of all intellectual rights, patents and inventions created by Mr. Beck for deGreef, Persimmon and R&D Products.  On April 9, 2013, the parties of the above referenced litigation reached a favorable universal settlement agreement that reinforces the Company's rights to the intellectual properties and their related products, including the medical bed. In order to secure the Company had exclusive rights to all patents and intellectual properties associated with this litigation the Company advanced to Mr. deGreef $25,000 to bring current all of the filing and maintenance fees for the patents detailed in the law suit. The advance is secured by a promissory note with an annual interest rate of 10% to be paid no later than December 31, 2013.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

NOTE 8 - SUBSEQUENT EVENTS

On April 17, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a discount of $1,429 for the beneficial conversion was recorded against this note and will be amortized against interest expense through the life of the note.

On April 25, 2013 the Board of Directors authorized the issuance of 344,900 restricted shares at an aggregate of $0.09 per share in lieu of cash, to a consultant for marketing consultant services and cancelled $30,000 of Company debt.

On April 30, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June, 2013 and has a conversion feature for restricted common shares at $0.07 per share.

Management is negotiating to extend or convert the $40,000 notes payable to a related party that matured on July 31, 2012.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a development stage company principally engaged in designing, engineering and manufacturing bend sensor technology and devises that use its patented Bend Sensor® technology, (a flexible potentiometer technology). For the past four years we have been making improvements to our technology and proving the versatility and durability of the Bend Sensor® by manufacturing Bend Sensor® devices and related products and introducing these to a variety of industries. We currently own nine patents and through our research and development efforts are in the process of filing for more that include fully integrated products being sold and supplied to our limited customer base. We have also jointly developing additional commercially viable products, including a universal sensor that will be used in the automotive, medical and industrial industries. We are working towards expansion of our customer base as our patented technology continues to gain recognition in various markets and industries. Over the next six to nine months we will concentrate most of our marketing efforts and limited financial resources on current projects that we believe can be brought to market in the shortest period of time. We anticipate having as many as 8 to 10 different products featuring our patented Bend Sensor® technology on the market over the next 8 to 12 months including products in the automotive, residential home care and industrial control industries. With the settlement of the litigation with R&D Products and Mr. DeGeef, (See Part II, Item 2, below), we believe that projects that have been on hold since the litigation started will get to market quickly and greatly enhance our product offerings and will provide additional opportunity to expand our customer base over the next 12 months and improve our revenue opportunities.

Over the past year we have been enhancing our relationships with various automotive Tier 1 suppliers as they have continued testing and proving our patented horn and seat switch reliability. Over the past three months our steering wheel horn pad received implementation ready status from a U.S. Fortune 100 automaker that has also identified up to four vehicle platforms being considered for the Company’s longer lasting and more cost effective horn switch. We have also developed new types of products for our Bend Sensor® technologies and have received small repeat production orders from existing customers. We have made improvements on our initial prototype for a Home Monitoring Presence Detection System using our Bend Sensor® technologies and have received development and design orders from various industries including the military. In addition, we continue working with significant market makers and Tier 1 automotive suppliers in the U.S. and Europe on numerous other applications for our sensors and devises.

In management's opinion the desire of U.S. manufacturers to have lighter weight more fuel efficient cars has proven to be to our advantage. Our Bend Sensor® is lighter in weight, has fewer moving parts than conventional sensing devices, is more versatile and, due to its unique design is more cost effective. Product and design changes in the automotive industry are slow, averaging two to three years before actually being incorporated into a commercially viable automotive platform. Because of our recent work with several Tier 1 suppliers, we have   shown the Bend Sensor® as the next generation of sensing devises to the industry. Due to the advanced technology of the Bend Sensor® and its versatility of applications we anticipate being a part of the changes needed in the automotive, energy and technological industries.

We have developed a specialty sensor for an undisclosed medical device for a company. The estimated volumes quoted for this device are between 500,000 to 1 million sensors annually. The application will use a sensor that is an adaptation of a sensor that we already have commercially available; therefore the cost associated with the development of this medical application is marginal. We have completed phase one of Haemoband Surgical’s colonoscopies device and have entered into the second phase of project that will include the production of additional prototypes for testing. This phase of the project will generate additional revenue over the next 3-5 months and puts the Company closer to an agreement with Haemoband for a long-term production contract.   It is estimated that the annual demand for colonoscopy procedures ranges from 2.21 to 7.96 million in the United States and as the population continues to age more procedures will be required. One of the difficulties with the procedure is providing an inexpensive means of locating the exact position of the colonoscopes. With the use of a sensor array and monitoring equipment the initial testing has shown that with the Bend Sensor® technology it is possible to locate the positioning of the colonoscopes.

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

A South African company used our seat sensor system to monitor and track passengers as part of the country's study on urban mobility and the use of public transportation.  The sensors were configured to monitor taxi usage in a specific area. Using the Bend Sensor® seat system the South African company was able to complete their feasibility study with 100% accurate information. Based upon this information Flexpoint is currently exploring the possibility of developing a full "plug and play" version of this system for easy installation in similar applications. With the increase in the cost of gas and the uncertainty of fossil fuels there is a large and unmet need for taxi and other public transportation efficiency systems world-wide

Through our relationship with Monnit Corporation, a cutting edge supplier of wireless sensing devices, we have jointly developed a versatile "plug and play" Wireless Flex Sensor that can measure mechanical movement, air flow, water flow, or even vibration. The device transmits this data wirelessly between Monnit's local sensor network gateways and the iMonnit online data monitoring system, which records sensor information and sends notifications via text or email if user-defined conditions are met or exceeded.  In an age of smart phones and web based information Monnit's technology will help expedite development of projects and enable us to pursue applications that traditional wiring would have been costly and time consuming. The new devise can be readily adapted for everything from door hinges to air ducts for motion and flow measurements. The jointly developed Wireless Flex Sensor complements Monnit's existing line of wireless sensors, which are designed to detect and monitor functions that are critical to business or personal life, including temperature, water, humidity, light, motion, movement, distress and much more. Monnit is an established firm with a host of major clients, including Walgreen's, 3M, HP and Accenture among many others.

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

We continue to receive orders from Intertek Indstrial Corp., for their Pro Tek System Their ProTek System is an automotive seat monitoring device integrated into emergency response vehicles.  This monitoring device places the Company’s Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in ambulances and is being tested for use in other types of emergency vehicles. Through its relationship with Intertek the Company has further validated its technology in the automotive and safety industries and  is currently working with other companies on similar systems for buses, cabs and heavy equipment operators to ensure the safety of the their passengers and drivers. A national surge in ambulance accidents has called for increased safety standards for emergency vehicles. Due to the rise in injuries and fatalities that result from these accidents, the National Fire Protection Association (NFPA) has taken on the task of rewriting the ambulance standard. As a result there is currently national legislation proposed that could take effect as early as 2013. The proposed legislation will require a safety system similar to Intertek's Pro Tek System, which will give Intertek a significant competitive advantage being first to market with an already proven system that will meet the legislative requirements.

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

The Company anticipates marketing a similar bed as part of an in-home specialty mattress. The specialty (non-innerspring) segment of the bedding market has been growing rapidly over the past six to seven years. With the increasing demand of specialty mattresses almost every commercial mattress company has a specialty bed they promote. The Company has had some discussions with mattress companies who have expressed interest in the concept. In June 2010 the Company initiated legal action against R&D Products, LLC, the joint developer of the medical bed. On April 9, 2013, the parties of the above referenced litigation reached a favorable universal settlement agreement that reinforces the Company's rights to the intellectual properties and their related products, including the medical bed. As part of the settlement, Flexpoint has entered into a marketing agreement with Bend Tech, LLC, and Jules Anthony "Tony" DeGreef.  Mr. DeGreef has been intimately involved with the products associated with the law suit, and has successfully marketed the products in prior years. Mr. DeGreef is currently in discussions with additional interested clients.

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

In 2011 we entered into a joint venture and marketing agreement with Victor S.r.l of Italy (“Victor”). The agreement includes provisions to jointly develop custom sensors to be used in Victor's RimSense Technology. Victor is a 30-year-old diversified company located in Verona, Italy. Victor has grown from the hand-crafting steering wheel company in to one that offers a wide range of products for the automotive, truck and marine industries.

Also in 2011 we executed a Marketing and Agency Agreement with Mobicon Electronic Supplies Company to market Flexpoint's sensors and specialty products in China and Asia. Mobicon was established in 1983 and initially engaged in the retail and wholesale business of electronic and computer components.  Mobicon’s business has a global reach in the distribution of electronic components, equipment, automation, computer and computer accessories and has over 5000 customers located in 72 countries.

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

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract, testing and limited production services and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next three to nine months.  From 2008 through the first three months of 2013 the Company has relied on proceeds from various convertible loans from existing shareholders, and others to fund our operations.

Since emerging from bankruptcy and for the past twelve months we have relied on the proceeds of convertible loans from various sources including existing shareholder and private placements. From 2008 through 2011 the Company secured $2,126,391 in convertible notes with annual interest rates ranging from 10% to 12%. The notes were secured by the Company's assets and had various maturity dates and conversion features ranging from $0.25 to $0.10 per share. During the same time period the Company issued 7,710,663 in restricted common stock to retire the $1,798,866 in debt and accrued interest.  From 2008 through 2011 the Company issued an additional 3,657,250 restricted common shares and cancelled $847,732 in Company debt related to investor relations, marketing to the automotive industry and various insurance related expenses.

During 2012 the Company issued 4,045,700 in restricted common shares of stock in lieu of cash and cancelled $501,622 in Company debt. The shares were issued to satisfy the Company’s obligations for investor relations, sales and marketing expense and insurance expense associated with directors and officers insurance. The Company also issued 5,500,000 in restricted common shares of stock to retire $848,248 of the outstanding convertible notes and accrued interest, including the Maestro line of credit entered into in November 2010.  Due to the difference between the market value of the shares issued and the stated conversion rate of the notes on the date of conversion the Company recognized a net gain on debt conversion of $371,021

Management believes that our current cash burn rate is approximately $50,000 per month and the proceeds from the convertible notes and our engineering and design fees will not totally fund our anticipated growth in operations. We will therefore need to raise additional financing. We believe that this additional financing will provide the needed capital to extend operations to the development and production of our growing product offerings and growing manufacturing opportunities. However, we may not be able to obtain financing, or the sources of financing, if any, may not continue to be available, and if available, they may be on terms unfavorable to us.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at March 31, 2013 consist of our operating lease of $8,450 per month, and total liabilities of $1,010,002 which includes $432,052 of convertible notes payable, net of discounts of $5,473. Under the terms of our operating lease the average monthly payments are $8,450, including common area maintenance through December 31, 2014. The total future minimum payments under this lease as of March 31, 2013 are $183,450.

On January 15, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.08 per share.

On January 31, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share.

On February 19, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share.

On February 28, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share.

On March 27, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a discount for the beneficial conversion will be recorded against this note and amortized against interest expense during 2013.

On March 27, 2013 the Company issued a promissory note for $15,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a discount for the beneficial conversion will be recorded against this note and amortized against interest expense during 2013.

On March 31, 2013 the Company issued a promissory note for $10,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013, and has a conversion feature for restricted common shares at $0.07 per share.

As of March 31, 2013 we had accounts payable of $264,137 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees.

Accrued liabilities at March 31, 2013, were $273,813 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

OFF-BALANCE SHEET ARRANGEMENTS

Other than our current operating lease we have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2013 and 2012, the Company recorded an impairment charge of $0 and $208,747, respectively, to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment. The analysis for the impairment test for the three months ended March 31, 2013 compared the carrying value of the Company's net assets to the estimated fair value of the overall Company, and the projected net cash flows of the Company over the next three years, based upon our analysis no additional impairment was recognized during the three months ended March 31, 2013.

We test long-lived assets for impairment quarterly or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Under similar analysis no impairment charge was taken during the three month period ended March 31, 2013. Impairment tests will be conducted on a quarterly basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the three month periods ended March 31, 2013 and 2012 we recognized $0.00 and $0.00, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2013 and 2012, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2012 and 2011.

	Three month period ended
	March 31, 2013	March 31, 2012

Design, contract and testing revenue	$ 13,280	$ 14,339

Total operating costs and expenses	249,893	272,845

Net other income (expense)	(9,147)	(19,484)

Net loss	(245,760)	(277,990)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

For the three months ending March 31, 2013 revenue decreased to $13,280 compared to $14,339 for the same period in 2012. The slight decrease in revenue is due partly to the Company concentrating its marketing strategy and resources on a limited number of customers. Management believes this approach has the highest potential to bring long term commercially viable products to market during balance of 2013 and beyond, and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations. But management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer base with our existing product offering. However until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

Revenue for the three months ending March 31, 2013 and 2012 was from design contract, development engineering and limited production. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.

Of the $249,893 and $272,845 total operating costs and expense for the three months ending March 31, 2013 and 2012, respectively, $49,584 and $64,480  were for direct research and development cost, respectively. For the three months ending March 31, 2013, total operating expenses decreased by $22,952 when compared to the same periods in 2012. The decrease in operating expenses for the three month period was partially due to fully expensing the non-cash compensation to employees associated with stock options issued during 2011 and further reduction in compensation taken by the President of the Company to preserve cash.

The chart below represents a summary of our condensed consolidated balance sheets at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012

Cash and cash equivalents	$ 42,277	$ 42,024

Total current assets	93,352	69,183

Total assets	5,577,776	5,598,750

Total liabilities	1,010,002	790,929

Deficit accumulated during the development stage	(19,693,581)	(19,447,820)

Total stockholders' equity	4,567,774	$ 4,807,821

Cash and cash equivalents increased $253 at March 31, 2013 compared to December 31, 2012.  The slight increase in cash is due to the timing of payment of expenses and collection of accounts receivable. Our non-current assets decreased at March 31, 2013 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $116,835, net of depreciation; patents and proprietary technology of $454,122, net of amortization; goodwill of $4,896,917 and long-term deposits of $16,550 associated with the facility operating lease and pending patents.

Total liabilities increased by $219,073 at March 31, 2013; the increase was primarily due to the increase in notes payable to fund operations. Accrued liabilities and accounts payable increased by $74,546 during the period for investor relations and marketing expense.

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

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended March 31, 2013 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 23, 2010, the Company, along with David B. Beck, the Company's Director of Engineering, filed a complaint against R&D Products, LLC, Persimmon Investments, Inc. and Jules A. deGreef, the managing member of R&D Products, LLC. The complaint alleged that all of the intellectual properties owned by R&D Products and Mr. deGreef, specifically patented applications using Bend Sensor® technology that were filed jointly by Mr. Beck and Mr. deGreef, and later assigned solely to Mr. deGreef and R&D Products, are the property of the Company. The assignment by Mr. Beck of his rights in the patents and intellectual properties were improperly given and are the property of the Company. The Company believed that since Mr. Beck was an employee of the Company during the time that he became the primary creative force and inventor of the Bend Sensor® applications for R&D Products and Mr. deGreef, and the inventions and applications were created using Flexpoint resources, the Company is claimed that such intellectual properties, patents, etc. filed by deGreef, Persimmon and R&D belong to Flexpoint and therefore sought financial damages and ownership of all intellectual rights, patents and inventions created by Mr. Beck for deGreef, Persimmon and R&D Products.

On April 9, 2013, the parties of the above referenced litigation reached a favorable universal settlement agreement that reinforces the Company's rights to the intellectual properties and their related products, including the medical bed.  As part of the settlement, Flexpoint has entered into a marketing agreement with Bend Tech, LLC, and Mr. DeGreef.  Mr. DeGreef has been intimately involved with the products associated with the law suit, and has successfully marketed the products in prior years. Mr. DeGreef is currently in discussions with additional interested clients.

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the three months ending March 31, 2013 we had negative cash flows from operating activities of $149,747.  We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

With our agreement with the Walker Group we do not anticipate needing to complete a second production line and have it installed and approved by the end of 2014. The second manufacturing line is expected as a result of anticipated increased manufacturing demand and improved manufacturing efficiencies. We have completed installation of our first production line and anticipate qualifying our manufacturing facility for ISO/TS-16949 certification as the Company successfully obtains additional manufacturing contracts during 2012. However, we cannot assure you that we will satisfy ISO/TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our automotive customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2013 the Board of Directors authorized the issuance of 344,900 restricted shares at an aggregate of $0.17 per share in lieu of cash, to a Bobby Bedi for marketing consultant services and cancelled $60,000 of Company debt.  When issued we will rely on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Thomas N. Strong pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Part II Exhibits

No.	Description
3.1	Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)
3.2	Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1	Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)
10.2	Addendum to Lease Agreement between Flexpoint Sensor and American Covers, Inc., dated March 29, 2012 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed May 15, 2012)
10.3	Form of Promissory Notes
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: May 15, 2013

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer