Form 10-Q
period 2013-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2013-08-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2013

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 49,627,114 as of August 12, 2013.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2013 and

    December 31, 2012 (Audited)

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six

  Months Ended June30, 2013 and 2012 and for the Cumulative Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through June 30, 2013

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the

               Three and Six Months Ended June 30, 2013 and 2012 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through June 30, 2013

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3. Quantitative and Qualitative Disclosures about Market Risk

20

Item 4. Controls and Procedures

20

PART II: OTHER INFORMATION

Item 1  Legal Proceedings

20

Item 1A.  Risk Factors

21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 6.  Exhibits

 23

Signatures

24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of June 30, 2013, the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, and condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2012 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange commission on April 15, 2013. The cumulative financial information from February 24, 2004 (the date of emergence from bankruptcy) through June 30, 2013, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six months ended June 30, 2013 and 2012, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	JUN 30, 2013 (Unaudited)	DEC 31, 2012 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 66,087	$ 42,024
Accounts receivable	2,437	7,688
Notes Receivable	25,000	--
Inventory	4,330	5,667
Deposits and prepaid expenses	11,803	13,804
Total Current Assets	109,657	69,183
Long-Term Deposits	6,550	16,500
Property and Equipment, net of accumulated depreciation
of $488,571 and $450,755	97,822	135,639
Patents and Proprietary Technology, net of accumulated
amortization of $533,545 and $480,474	427,440	480,511
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,538,386	$ 5,598,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 234,610	$ 268,512
Accounts payable – related party	5,616	11,194
Accrued liabilities	310,083	183,698
Deferred revenue	13,400
Convertible notes payable, net of discount of $0 and $0	587,525	287,525
Convertible notes payable to related party, net of discount of $0 and $0	40,000	40,000
Total Current Liabilities	1,191,234	790,929

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	--	--
Common stock – $0.001 par value; 100,000,000 shares authorized;
46,077,114 shares and 45,732,214 shares issued and outstanding	46,077	45,732
Additional paid-in capital	24,248,849	24,209,909
Deficit accumulated during the development stage	(19,947,774)	(19,447,820)
Total Stockholders' Equity	4,347,152	4,807,821
Total Liabilities and Stockholders' Equity	$ 5,538,386	$ 5,598,750

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Cumulative Period From February 24, 2004 (Date of Emergence from Bankruptcy) Through June 30,
	2013	2012	2013	2012	2013

Engineering, Contract and Testing Revenue	$ 28,495	$12,535	$41,775	$26,874	$987,435

Operating Costs and Expenses
Amortization of patents and proprietary technology	26,683	26,719	53,072	53,439	1,209,422
Cost of revenue	7,376	1,511	8,170	2,419	183,288
Administrative and marketing expense	170,338	211,828	343,464	392,564	13,324,173
Research and development expense	55,604	67,696	105,188	132,176	3,356,800
Impairment of long-lived assets	--	--	--	--	1,006,059
Total Operating Costs and Expenses	260,001	307,754	509,894	580,598	19,079,742

Other Income (Expense)
Interest expense	(22,706)	(8,041)	(31,872)	(27,539)	(2,409,649)
Interest income	18	15	37	29	131,911
Sublease rent income	--	--	--	--	11,340
Other income	--	--	--	--	218
Loss on sales of equipment	--	--	--	--	(810)
Gain on stock debt exchange	--	323,249	--	323,249	411,523
Net Other Expense	(22,688)	315,223	(31,835)	295,739	(1,855,467)

Net Loss	$ (254,194)	$20,004	$(499,954)	$(257,985)	$(19,947,774)

Basic and Diluted Loss Per Common Share	$ (0.01)	$0.00	$(0.01)	$(0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	45,853,498	38,530,361	45,792,856	37,387,970

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,		For the Cumulative Period From February 24, 2004 (Date of Emergence from Bankruptcy) Through June 30,
	2013	2012	2013
Cash Flows from Operating Activities:
Net loss	$ (499,954)	$ (257,985)	$ (19,947,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,817	41,531	1,135,761
Amortization of patents and proprietary technology	53,072	53,439	1,209,422
Impairment of long-lived assets	--	--	1,006,059
Issuance of common stock and warrants for services	30,000	15,000	4,079,135
Expenses paid by increase in convertible note payable	--	--	82,200
Amortization of discount on note payable	9,285	--	2,239,939
Stock-based compensation expense for employees	--	--	1,874,849
Loss on asset disposal	--	--	2,437
Loss on extinguishment of debt	--	--	22,966
(Gain)/loss on conversion of notes payable to common stock	--	(323,249)	(363,221)
Bad debt expense	--	--	13,638
Changes in operating assets and liabilities:
Accounts receivable	5,251	5,060	(18,073)
Notes Receivable	(25,000)	--	(25,000)
Inventory	1,337	1,089	(4,330)
Deposits and prepaid expenses	11,951	(29)	(18,353)
Accounts payable	(33,902)	21,382	28,503
Accounts payable – related parties	(5,578)	(1,747)	5,616
Accrued liabilities	126,384	156,354	351,110
Deferred revenue	13,400	--	(330,350)
Net Cash Used in Operating Activities	(275,937)	(289,155)	(8,655,466)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	--	--	(200,119)
Payments for patents	--	--	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	--	--	(265,000)
Net Cash Used in Investing Activities	--	--	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock, warrants and options	--	--	5,622,157
Proceeds from subscriptions receivable	--	--	50,000
Principal payments on notes payable - related parties	--	(10,000)	(520,300)
Proceeds from notes payable - related parties	--	--	495,300
Payments on convertible notes payable	--	--	(37,475)
Proceeds from borrowings under convertible note payable	300,000	312,525	3,620,807
Net Cash Provided by Financing Activities	300,000	302,525	9,230,489
Net Change in Cash and Cash Equivalents	24,063	13,370	64,036
Cash and Cash Equivalents at Beginning of Period	42,024	7,294	2,051
Cash and Cash Equivalents at End of Period	$ 66,087	$ 20,664	$ 66,087
Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --	$ --
Cash paid for interest	$ --	$ --	$ 16,955
Supplemental Disclosure on Noncash Investing and Financing Activities
Stock issued for debt	$ --	$ 472,500	$ 507,500
Outstanding notes payable converted to stock	--	--	3,218,599
Expiration of warrants outstanding	--	--	2,361,785
Subscription receivable	--	--	50,000
Recognition of discounts on convertible notes payable	9,285	--	2,078,288
Extinguishment of unamortized discounts on modified convertible notes payable	--	--	(17,477)
Debt discounts on convertible notes	$ --	$ (548,248)	$ (548,248)

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

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology products and equipment using Bend Sensors® flexible potentiometer technology. The Company suffered losses of $499,954 and $257,985 and used cash in operating activities of $275,937 and $289,155 during the six months ended June 30, 2013 and 2012, respectively. Through June 30, 2013, the Company had an accumulated deficit of $19,947,774. The Company is in the development stage and has not earned any appreciable revenue during the period from February 24, 2004 (date of emergence from bankruptcy) through June 30, 2013. These matters raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2012, the Company raised $2,926,391 in additional capital, including accrued interest, through the issuance of long and short-term notes to various entities, including related parties. All of the notes had an annual interest rate of 10% to 12% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $0.07 to $0.25 per share with maturity dates from March 31, 2008 to December 31, 2012. However, prior to December 31, 2012 all but $327,525 of  the convertible notes were converted to an aggregate of 13,210,663 shares of the Company's restricted common stock at an average share price of about $0.17 per share. These totals include the conversion of the Maestro Investment LLC line of credit entered into November 2, 2010 and similar debt instruments issued and converted over the past two years.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $66,087 at June 30, 2013 and $42,024 at December 31, 2012 represent cash on deposit in various bank accounts with a financial institution.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided, including any shipping and handling fees. Due to the limited amount of transactions, collectability of the trade receivables is reasonably assured, therefore the Company has not created an allowance for doubtful accounts. Most contracts associated with design and development engineering require a deposit of up to 50% of the quoted price of the initial phase of such contracts prior to the commencement of work. As the Company completes each phase or milestone of such contracts additional funding is normally required from the customer. These deposits are considered deferred income until each phase or milestone is completed and accepted by the customer, at which time the agreed upon price for that particular phase of the contract is billed to the customer and the deposit applied. As the Company’s revenues and customer base increase, an allowance policy will be established.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company’s analysis did not indicate any impairment of assets as of June 30, 2013.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the rights to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology rights, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of June 30, 2013.

Research and Development – Research and development costs are recognized as an expense during the period incurred until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs. As described in Accounting Standards Codification (“ACS”) 360, the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. The analysis also requires various judgments and estimates, including general and macroeconomic conditions, industry and the Company’s targeted market conditions, as well as relevant entity-specific events; such as a change in the market for the Company’s products and services. After considering the qualitative factors that would indicate a need for interim testing for impairment of goodwill and applying the two-step process described in ASC 360, management has determined that the value of Company’s assets is not more likely than not less than the carrying value of the Company including goodwill, and that no impairment charge needs be recognized during the reporting periods.

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

Basic and Diluted Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2013, there were outstanding options to purchase 2,024,000 shares of common stock. These options were not included in the computation of diluted earnings because the related exercise prices were greater than the average market price of the common shares.

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

During the six month period ended June 30, 2013 the Company recognized $0.00 of stock-based compensation expense, compared to $0.00 during the same period in 2012. There were 2,024,000 employee stock options outstanding at June 30, 2013. A summary of all employee options outstanding and exercisable under the plan as of June 30, 2013, and changes during the six months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	2.65	$ -

Granted	-	-	-	-

Expired	-	-	-	-
		-
Forfeited	-	-	-	-

Outstanding at the end of Period	2,024,000	$ 1.10	2.15	$ -

Exercisable at the end of Period	2,024,000	$ 1.10	2.15	$ -

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Based upon the current options issued as of June 30, 2013, there was no additional unrecognized compensation cost related to employee stock options that will be recognized.

NOTE 3 – ISSUANCE OF STOCK

On May 30, 2013, the Company issued 344,900 restricted shares at $0.09 per share, in lieu of cash, to a consultant for marketing and consulting services and cancelled $30,000 of Company debt.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has a related party payable to its President, CEO and Director for reimbursement of travel and other related expenses incurred on behalf of the Company. The amount due to the President as of June 30, 2013 and December 31, 2012 is $2,616 and $6,694, respectively.

The Company has a related party payable to its Chief Financial Officer for services provided to the Company. The amount due to the Chief Financial Officer as of June 30, 2013 and December 31, 2012 is $3,000 and $4,500, respectively.

NOTE 5 – NOTES PAYABLE

On August 8, 2011, the Company issued a promissory note for $40,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before July 31, 2012 and has a conversion feature for restricted common shares at $0.20 per share. Currently this note is in default and pursuant to the terms of the note is accruing interest at 15% annually. Management anticipates extending this note to December 31, 2013 under similar terms or converting the note to stock.

During 2012, the Company secured a line of credit for $300,000 with SRX International, Inc. Under the terms of the line of credit the Company made periodic draws as needed to fund operations. The line has a fixed interest rate of 10% per annum and the principal amount and outstanding interest was due and payable on or before December 31, 2012. The line of credit was collateralized by 3,000,000 shares of the Company's restricted common stock, held in escrow at a conversion rate of $0.10 per share. The Company used the full proceeds of the line of credit and consolidated the April, May and June notes issued to fund operations. On October 11, 2012 the Company issued 750,000 restricted common shares at $0.10 per share and retired $75,000 of the line of credit and on December 26, 2012 the Company issued 1,500,000 restricted common shares at $0.10 per share and retired an additional $150,000 of the line of credit, leaving an outstanding balance as of December 31, 2012, and June 30, 2013 of $87,525, plus accrued interest. At the date of conversion the fair market for the shares issued on October 11, 2012 and December 26, 2012 was $0.08 per share and $0.09 per share respectively, resulting in a gain on the conversion of stock of $15,000 and $22,500 respectively.

During 2012, the Company also secured a line of credit for $300,000 with Empire Fund Managers, LLC. Under the terms of the line of credit the Company made periodic draws as needed to fund operations. The line has a fixed interest rate of 10% per annum and the principal amount and outstanding interest is due and payable on or before June 30, 2013. The line of credit was collateralized by 3,750,000 shares of the Company's restricted common stock, held in escrow at a conversion rate of $0.08 per share. As of December 31, 2012 the Company had drawn $275,000 of the line of credit to fund operations.  On October 11, 2012 the Company issued 750,000 restricted common shares at $0.10 per share and retired $75,000 of the line of credit, leaving an outstanding balance as of December 31, 2012 and June 30, 2013 of $200,000 plus accrued interest. At the date of conversion the fair market for the shares issued was $0.08 per share resulting in a gain on the conversion of stock of $15,000.

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

On March 27, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a discount of $3,571 for the beneficial conversion was recorded against this note and has been amortized against interest expense through the life of the note. As of June 30, 2013 an additional charge to interest expense of $3,571 was recorded as part of the amortization of the beneficial conversion feature of this note.

On March 27, 2013 the Company issued a promissory note for $15,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a discount of $2,143 for the beneficial conversion was recorded against this note and has been amortized against interest expense through the life of the note. As of June 30, 2013 an additional charge to interest expense of $2,143 was recorded as part of the amortization of the beneficial conversion feature of this note.

On March 31, 2013 the Company issued a promissory note for $10,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013, and has a conversion feature for restricted common shares at $0.07 per share.

On April 17, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share. Due to the fact the trading price of the stock was greater than the stated conversion rate of this note, a discount of $3,571 for the beneficial conversion was recorded against this note and has been amortized against interest expense through the life of the note. As of June 30, 2013 an additional charge to interest expense of $3,571 was recorded as part of the amortization of the beneficial conversion feature of this note.

On April 30, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share.

On May 14, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before August 31, 2013 and has a conversion feature for restricted common shares at $0.06 per share

On May 24, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before August 31, 2013 and has a conversion feature for restricted common shares at $0.06 per share.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 25, 2013 the Company issued two promissory notes for $25,000. The notes have an annual interest rate of 10% and are secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before August 31, 2013 and has a conversion feature for restricted common shares at $0.05 per share.

NOTE 6 - LITIGATION

R&D Products, LLC - On June 23, 2010, the Company, along with David B. Beck, the Company's Director of Engineering, filed a complaint against R&D Products, LLC, Persimmon Investments, Inc. and Jules A. deGreef, the managing member of R&D Products, LLC. The complaint alleged that all of the intellectual properties owned by R&D Products and Mr. deGreef, specifically patented applications using Bend Sensor® technology that were filed jointly by Mr. Beck and Mr. deGreef, and later assigned solely to Mr. deGreef and R&D Products, are the property of the Company. The assignment by Mr. Beck of his rights in the patents and intellectual properties were improperly given and are the property of the Company. The Company believed that since Mr. Beck was an employee of the Company during the time that he became the primary creative force and inventor of the Bend Sensor® applications for R&D Products and Mr. deGreef, and the inventions and applications were created using Flexpoint resources, the Company claimed that such intellectual properties, patents, etc. filed by deGreef, Persimmon and R&D belong to Flexpoint and therefore is sought financial damages and ownership of all intellectual rights, patents and inventions created by Mr. Beck for deGreef, Persimmon and R&D Products.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On the same date as part of the settlement agreement (see Note 6- Litigation), the Company entered into an exclusive licensing agreement that granted the Company the sole and exclusive rights to all products, devices, and commercial applications of any type or nature that relate to or are derived from the patents and application for patents controlled by Mr. deGreef and his companies. As additional compensation for the settlement the Company also received a note in the amount of $360,000 from the deGreef companies to be paid with accrued interest no later than April 8, 2015 through future royalties generated from the exclusive rights to technology specifically identified in the settlement and licensing agreements. The note has an annual interest rate of 5% and is secured by the intellectual properties of Mr. deGreef and his companies, including patents issued and those currently under application and any and all devices derived from such.

At the time of this filing the Company does not have orders for products or devices; contracts for, or contracts that are currently being negotiated; or any type of existing or negotiated royalty agreement that uses the patents or technology identified in the settlement and licensing agreement. And because the source of repayment of the $360,000 note receivable is from future royalty income from the sales of product, devices or uses of the technology, therefore at this time as stipulated in Accounting Standards Codification ("ACS") 450 the Company is not permit to recognize a contingent asset.  At such time as royalty income can be reasonably estimated and is "virtually certain", the Company will recognize the note receivable.

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

NOTE 9 - SUBSEQUENT EVENTS

Management is negotiating to extend or convert the $40,000 notes payable to a related party that matured on July 31, 2012.

On July 5, 2013 the Board of Directors authorized the issuance of 1,550,000 shares of restricted stock at an aggregate of $0.065 per share to settle $100,000 of certain Company debt related to investor relations expense from September to December 2012. As of the date of the financial statements presented these shares have not been issued. Once the shares are issued, any gain or loss attributed to the issue will be recognized on the forgiveness of the debt.

On July 15, 2013 the Board of Directors authorized the issuance of 2,000,000 shares of restricted stock at an aggregate of $0.06 per share to settle $120,000 of certain Company debt related to investor relations expense from January to June 2013. As of the date of the financial statements presented these shares have not been issued. Once the shares are issued, any gain or loss attributed to the issue will be recognized on the forgiveness of the debt.

On July 26, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before September 30, 2013 and has a conversion feature for restricted common shares at $0.05 per share

 In this quarterly report references to “Flexpoint", "the Company," “we,” “us,” and “our” refer to Flexpoint Sensor Systems, Inc. and its subsidiaries.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a development stage company principally engaged in designing, engineering and manufacturing bend sensor technology and devices that use its patented Bend Sensor® technology, (a flexible potentiometer technology). For the past four years we have been making improvements to our technology and proving the versatility and durability of the Bend Sensor® by manufacturing Bend Sensor® devices and related products and introducing these to a variety of industries. We currently own nine patents and through our research and development efforts are in the process of filing for more that include fully integrated products being sold and supplied to our limited customer base. We have also jointly developing additional commercially viable products, including a universal sensor that will be used in the automotive, medical and industrial industries.

On April 9, 2013 we settled all disputes with R&D Products and their related parties. The settlement agreement gives the Company exclusive rights to over four additional patents, patent applications and related products that we anticipate opening or expanding our customer base. With the settlement of the litigation with R&D Products and Mr. deGreef, (See Part II, Item I, below), we believe that projects that have been on hold since the litigation started will get to market quickly and greatly enhance our product offerings and will provide additional opportunity to expand our customer base over the next 12 months and improve our revenue opportunities.

Our patented technology continues to gain recognition in various markets and industries as evidenced by the recent receipt of an initial production order from CPS Color Equipment S.p.A Italy. Over the next six to nine months we will concentrate our marketing efforts and limited financial resources on current projects that we believe can be brought to market in the shortest period of time. We anticipate having additional products featuring our patented Bend Sensor® technology on the market over the next 8 to 12 months including products in the automotive, medical, residential home care and industrial control industries.

Over the past year we have been enhancing our relationships with various automotive Tier 1 suppliers as they have continued testing and proving our patented horn and seat switch reliability. Over the past three months we announced that our steering wheel horn pad received implementation ready status from a U.S. Fortune 100 automaker that has also identified up to four vehicle platforms being considered for the Company’s longer lasting and more cost effective horn switch. In further preparation for the full implementation of the horn switch with the U.S. Fortune 100 automaker the Company has received a purchase order for multiple units that will be installed in a limited number of automobiles to complete the in-vehicle testing. We anticipate have the units available and installed within the next eight weeks with the in-vehicle testing completed by mid November 2013.

We have also developed new types of products for our Bend Sensor® technologies and continue to receive small repeat production orders from existing customers. We have made improvements on our initial prototype for a Home Monitoring Presence Detection System using our Bend Sensor® technologies and have received development and design orders from various industries including the military. In addition to the horn switch, we continue working with market makers and Tier 1 automotive suppliers in the U.S. and Europe on numerous other applications for our sensors and devises.

Based upon our discussions within the automotive industry in the U.S. and Europe our unique sensor systems meets the requirements for manufactures to have lighter weight more fuel efficient cars. Our Bend Sensor® is lighter in weight, has fewer moving parts than conventional sensing devices, is more versatile and, due to its unique design is more cost effective. Product and design changes in the automotive industry are slow, averaging two to three years before actually being incorporated into a commercially viable automotive platform. Because of our recent work with several Tier 1 suppliers, we have shown the Bend Sensor® to be viable as the next generation of sensing devises to the industry. Due to the advanced technology of the Bend Sensor® and its versatility of applications we anticipate being a part of the changes taking place in the automotive, energy and technological industries.

We anticipate completing phase two of the disposable directional colonoscope for Haemoband Surgical, Ltd, a Northern Ireland based company that specializes in unique medical devices by mid August 2013. The estimated volumes quoted for this device are between 500,000 to 1 million sensors annually. The application will use a sensor that is an adaptation of a sensor that we already have commercially available; therefore the cost associated with the development of this medical application has been marginal. With the completion of phase two management believes the Company moves closer to an agreement for a long-term contract with Haemoband.  It is estimated that the annual demand for colonoscopy procedures ranges from 2.21 to 7.96 million in the United States and as the population continues to age more procedures will be required. One of the difficulties with the procedure is providing an inexpensive means of locating the exact position of the colonoscopes. With the use of a sensor array and monitoring equipment the initial testing has shown that with the Bend Sensor® technology it is possible to locate the positioning of the colonoscopes. It is anticipated that completion and commercialization of this product will open up significant other markets for additional products that uses similar equipment for other unrelated procedures.

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

We continue to receive orders from Intertek Industrial Corp., for their ProTek System Their ProTek System is an automotive seat monitoring device integrated into emergency response vehicles.  This monitoring device places the Company’s Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in ambulances and is being tested for use in other types of emergency vehicles. Through its relationship with Intertek the Company has further validated its technology in the automotive and safety industries and  is currently working with other companies on similar systems for buses, cabs and heavy equipment operators to ensure the safety of the their passengers and drivers. A national surge in ambulance accidents has called for increased safety standards for emergency vehicles. Due to the rise in injuries and fatalities that result from these accidents, the National Fire Protection Association (NFPA) has taken on the task of rewriting the ambulance standard. As a result there is currently national legislation proposed that could take effect by the end of 2013. The proposed legislation will require a safety system similar to

Intertek's ProTek System, which will give Intertek a significant competitive advantage being first to market with an already proven system that will meet the legislative requirements.

Using our Bend Sensor® technology the Company has developed a patented medical bed and with the settlement with R&D Products and Mr. deGreef we are now able to openly market this unique bed. Because of the Bend Sensor’s® predictability the accompanying electronics of the bed are able to determine the position of the person in the bed and how they are moved. The bed has the ability to roll a patient left or right to relieve pressure areas that can cause bed sores or other life threatening complications for patients that are bed ridden as well as facilitate dressing changes. Needed adjustments can be programmed into the bed to relieve pressure areas to meet the required standards for patient care and comfort. The entire integrated system will also record the movements providing a chronological record of patient care. Our Bend Sensor® technology has many other medical applications that the Company is pursuing.

The Company anticipates marketing a similar bed as part of an in-home specialty mattress. The specialty (non-innerspring) segment of the bedding market has been growing rapidly over the past six to seven years. With the increasing demand of specialty mattresses almost every commercial mattress company has a specialty bed they promote. The Company has had some discussions with mattress companies who have expressed interest in the concept. Mr. deGreef has been intimately involved with the medical matress and other products that have been placed on hold during the law suit, and has successfully marketed these products in prior years. Mr. deGreef is currently in discussions with additional interested clients.

Although, so far the volumes for our applications and devises have been relatively small we continue to receive follow up orders for the universal sensor that we jointly developed last year. We expect to receive additional orders from other customers for this sensor as it becomes more recognizable in the market. Currently our customers for this type of sensor include companies in the following industries; automobiles, trucking, emergency vehicles, public transportation, military and other governmental entities. As anticipated, the Company is beginning to see the potential for more significant volumes and revenues from the sale of this sensing devise over the next year and beyond.

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

Management believes with the signing of the settlement agreement and receiving the exclusive rights to products that have proven in the past to generate revenue streams, and the recent orders received for its automotive and industrial control devises the Company is on the threshold of growing its customer base that should help in producing long-term production contracts that will be sustainable in the near future.

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract, testing and limited production services and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next three to nine months.  From 2008 through the first six months of 2013 the Company has relied on proceeds from various convertible loans from existing shareholders, and others to fund our operations.

Since emerging from bankruptcy and for the past twelve months we have relied on the proceeds of convertible loans from various sources including existing shareholder and private placements. From 2008 through 2011 the Company secured $2,126,391 in convertible notes with annual interest rates ranging from 10% to 12%. The notes were secured by the Company's assets and had various maturity dates and conversion features ranging from $0.25 to $0.10 per share. During the same time period the Company issued 7,710,663 in restricted common stock to retire $1,798,866 in debt and accrued interest. From 2008 through 2011 the Company issued an additional 3,657,250 restricted common shares to cancel $847,732 in Company debt related to investor relations, marketing to the automotive industry and various insurance related expenses.

During 2012 the Company issued 4,045,700 in restricted common shares of stock in lieu of cash and cancelled $501,622 in Company debt. The shares were issued to satisfy the Company’s obligations for investor relations, sales and marketing expense and insurance expense associated with directors and officers insurance. The Company also issued 5,500,000 in restricted common shares of stock to retire $848,248 of the outstanding convertible notes and accrued interest, including the Maestro line of credit entered into in November 2010.  Due to the difference between the market value of the shares issued and the stated conversion rate of the notes on the date of conversion the Company recognized a net gain on debt conversion of $371,021.

Over the past six months the Company has issued $300,000,in convertible promissory notes with conversion features ranging from $0.07 to $0.05 with an annual interest rate of 10%. The loans are secured by the Company's business assets with maturity dates ranging from June 30, 2013 to August 31, 2013. The proceeds of these notes were used to fund operations including the various development projects currently underway.  Management is in the process of extending the due dates of the notes to the end of 2013.

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

As we enter into production and development agreements we must ensure that those agreements provide adequate funding for any pre-production research and manufacturing costs. As we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and royalties related to these agreements. However, other than the joint marketing agreements, that we believe will provide future revenues, we have not formalized any agreements during the past year and there can be no assurance that the agreements we currently have will come to fruition in the near future or that a desired technological application can be brought to market on a commercially viable basis.

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at June 30, 2013 consist of our operating lease of $8,450 per month, and total liabilities of $1,191,234 which includes $627,525 of convertible notes payable, net of discounts. Under the terms of our operating lease the average monthly payments are $8,450, including common area maintenance through December 31, 2014. The total future minimum payments under this lease as of June 30, 2013 are $158,100.

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

On March 27, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a discount for the beneficial conversion was recorded against this note and amortized against interest expense through June 30, 2013.

On March 27, 2013 the Company issued a promissory note for $15,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a discount for the beneficial conversion was recorded against this note and amortized against interest expense through June 30, 2013.

On March 31, 2013 the Company issued a promissory note for $10,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013, and has a conversion feature for restricted common shares at $0.07 per share.

On April 17, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share. Due to the fact the trading price of the stock was greater than the stated conversion rate of this note, a discount of for the beneficial conversion was recorded against this note and was amortized against interest expense through June 30, 2013.

On April 30, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share.

On May 14, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before August 31, 2013 and has a conversion feature for restricted common shares at $0.06 per share

On May 24, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before August 31, 2013 and has a conversion feature for restricted common shares at $0.06 per share.

On June 25, 2013 the Company issued two promissory notes for $25,000 each. The notes have an annual interest rate of 10% and are secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before August 31, 2013 and has a conversion feature for restricted common shares at $0.05 per share

As of June 30, 2013 we had accounts payable of $240,226 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees.

Accrued liabilities at June 30, 2013, were $310,083 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2013 and 2012, the Company recorded an impairment charge of $0 and $208,747, respectively, to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment. The analysis for the impairment test for the six months ended June 30, 2013 compared the carrying value of the Company's net assets to the estimated fair value of the overall Company, and the projected net cash flows of the Company over the next three years, based upon our analysis no additional impairment was recognized during the six months ended June 30, 2013.

We test long-lived assets for impairment quarterly or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Under similar analysis no impairment charge was taken during the six month period ended June 30, 2013. Impairment tests will be conducted on a quarterly basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For six month periods ended June 30, 2013 and 2012 we recognized $0.00 and $0.00, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2013 and 2012, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2012 and 2011.

	Three month period ended June 30,		Six month period ended June 30,
	2013	2012	2013	2012

Design, contract and testing revenue	$ 28,495	$ 12,535	$ 41,775	$ 26,874

Total operating costs and expenses	260,001	307,754	509,894	580,598

Net other income (expense)	(22,688)	315,223	(31,835)	295,739

(continued)	Three month period ended June 30,		Six month period ended June 30,
	2013	2012	2013	2012

Net loss	(245,194)	20,004	(499,954)	(257,985)

Basic and diluted loss per common share	$ (0.01)	$ 0.00	$ (0.01)	$ (0.01)

For the three and six months ending June 30, 2013 revenue increased  by $15,960 and $14,901, respectively, when compared to the same interim periods in 2012. The slight increase in revenue was mostly due to the Company completing a portion of phase two of the Haemoband Surgical, Ltd, project. The Company continues to execute on its business plan by concentrating its marketing resources on a limited number of customers that have the potential to generate the most short-run revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market during the balance of 2013 and beyond, and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations. But management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer base with our existing product offering. However until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

Revenue for the three and six months ending June 30, 2013 and 2012 was from design contract, development engineering and limited production. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.

Of the $260,001 and $307,754 total operating costs and expense for the three months ending June 30, 2013 and 2012, respectively, $55,604 and $67,969 were for direct research and development cost, respectively. For the three months ending June 30, 2013, total operating expenses decreased by $47,753 when compared to the same period in 2012. Total operating expense decreased by $70,704 for the six months ending June 30, 2013 when compared to the same period in 2012. Of the $509,894 and 580,598 total operating costs and expenses for the six months ending June 30, 2013 and 2012, respectively, $105,188 and $132,176 were for direct research and development cost, respectively. The decrease in operating expense for the 2013 interim periods was partially due to reductions in compensation taken by the President of the Company and other cost cutting measures to preserve cash.

The chart below represents a summary of our condensed consolidated balance sheets at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012

Cash and cash equivalents	$ 66,087	$ 42,024
Total current assets	109,657	69,183
Total assets	5,568,386	5,598,750
Total liabilities	1,191,234	790,929
Deficit accumulated during the development stage	(19,947,774)	(19,447,820)
Total stockholders' equity	$ 4,347,152	$ 4,807,821

Cash and cash equivalents increased by $24,063 at June 30, 2013 compared to December 31, 2012. The slight increase in cash is due to the timing of payment of expenses and collection of accounts receivable. Our non-current assets decreased at June 30, 2013 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $97,822, net of depreciation; patents and proprietary technology of $427,440, net of amortization; goodwill of $4,896,917 and long-term deposits of $6,550 associated with the facility operating lease.

Total liabilities increased by $400,305 at June 30, 2013; the increase was primarily due to the increase in convertible notes payable of $300,000 to fund operations. During the three months ending June 30, 2013 the Company recognized $13,400 in deferred revenue on the portion of phase two of the Heamoband Surgical project estimated to be completed by the end of August 2013. Accrued liabilities and accounts payable increased by $86,905 during the period for investor relations and insurance related expenses.

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

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended June 30, 2013 that have materially affected, or are likely to affect, our internal controls over financial reporting.

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

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the six months ending June 30, 2013 we had negative cash flows from operating activities of $275,937.  We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

We have completed installation of our first manufacturing line; however, our agreement with the Walker Group will allow us to delay installation and approval of a second production line. The second manufacturing line will be needed as a result of anticipated increased manufacturing demand and improved manufacturing efficiencies. We anticipate qualifying our manufacturing facility for ISO/TS-16949 certification as the Company successfully obtains additional manufacturing contracts during the coming year. However, we cannot assure you that we will satisfy ISO/TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our automotive customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 30, 2013 the Company issued 344,900 restricted shares of stock at an aggregate of $0.09 per share in lieu of cash, to Sukhminder “Bobby” Bedi for marketing consultant services and cancelled $30,000 of Company debt.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On July 5, 2013 the Board of Directors authorized the issuance of 1,550,000 shares of restricted stock at an aggregate of $0.065 per share to Compass Equity Partners, LLC to settle $100,000 of certain Company debt related to investor relations expense from September to December 2012.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act. As of the date of the financial statements presented these shares have not been issued. Once the shares are issued, any gain or loss attributed to the issue will be recognized on the forgiveness of the debt.

On July 15, 2013 the Board of Directors authorized the issuance of 2,000,000 shares of restricted stock at an aggregate of $0.06 per share to Liberty Partners, LLC to settle $120,000 of certain Company debt related to investor relations expense from January to June 2013.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act. As of the date of the financial statements presented these shares have not been issued. Once the shares are issued, any gain or loss attributed to the issue will be recognized on the forgiveness of the debt.

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

Date: August 14, 2013

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer