Form 10-Q
period 2013-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2013-11-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2013

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 49,627,114 as of November 11, 2013.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2013 and

    December 31, 2012 (Audited)

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine

  Months Ended September 30, 2013 and 2012 and for the Cumulative Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through September 30, 2013

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the

                Nine Months Ended September 30, 2013 and 2012 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through September 30, 2013

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 6.  Exhibits

 23

Signatures

24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2013, the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2013 and 2012 that are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2012 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 15, 2013. The cumulative financial information from February 24, 2004 (the date of emergence from bankruptcy) through September 30, 2013, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine months ended September 30, 2013 and 2012, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	SEPT 30, 2013 (Unaudited)	DEC 31, 2012 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 46,575	$ 42,024
Accounts receivable	11,912	7,688
Inventory	5,397	5,667
Notes receivable	25,000	--
Deposits and prepaid expenses	11,803	13,804
Total Current Assets	100,687	69,183
Long-Term Deposits	6,550	16,500
Property and Equipment, net of accumulated depreciation
of $507,794and $450,755	78,600	135,639
Patents and Proprietary Technology, net of accumulated
amortization of $560,521 and $480,474	400,464	480,511
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,483,218	$ 5,598,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 234,185	$ 268,512
Accounts payable – related party	6,034	11,194
Accrued liabilities	169,063	183,698
Deferred revenue	10,000	--
Convertible notes payable, net of discount of $19,062 and $0	693,463	287,525
Convertible notes payable to related party, net of discount of $0 and $0	40,000	40,000
Total Current Liabilities	1,152,745	790,929

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	--	--
Common stock – $0.001 par value; 100,000,000 shares authorized;
49,627,114 shares and 45,732,214 shares issued and outstanding	49,627	45,732
Additional paid-in capital	24,416,849	24,209,909
Deficit accumulated during the development stage	(20,136,003)	(19,447,820)
Total Stockholders' Equity	4,330,473	4,807,821
Total Liabilities and Stockholders' Equity	$ 5,483,218	$ 5,598,750

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,		For the Cumulative Period From February 24, 2004 (Date of Emergence from Bankruptcy) Through Sept. 30,
	2013	2012	2013	2012	2013

Engineering, Contract and Testing Revenue	$ 33,407	$13,837	$75,182	$40,711	$1,020,842

Operating Costs and Expenses
Amortization of patents and proprietary technology	26,975	26,720	80,047	80,159	1,236,397
Cost of revenue	6,182	122	14,352	2,541	189,470
Administrative and marketing expense	167,576	238,142	511,040	630,706	13,491,749
Research and development expense	71,121	60,648	176,309	192,824	3,427,921
Impairment of long-lived assets	--	--	--	--	1,006,059
Total Operating Costs and Expenses	271,854	325,632	781,748	906,230	19,351,596

Other Income (Expense)
Interest expense	(18,232)	(10,009)	(50,104)	(37,548)	(2,427,881)
Interest income	--	15	37	44	131,911
Sublease rent income	--	--	--	--	11,340
Other income	--	--	--	--	218
Loss on sales of equipment	--	--	--	--	(810)
Gain on stock debt exchange	68,450	--	68,450	323,249	479,973
Net Other Expense	50,218	(9,994)	18,383	285,745	(1,805,249)

Net Loss	$ (188,229)	$(321,789)	$(688,183)	$(579,774)	$(20,136,003)

Basic and Diluted Loss Per Common Share	$ (0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and Diluted Weighted-Average
Common Shares Outstanding	49,255,375	39,962,534	46,955,453	38,252,422

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended Sept. 30,		For the Cumulative Period From February 24, 2004 (Date of Emergence from Bankruptcy) Through Sept. 30,
	2013	2012	2013
Cash Flows from Operating Activities:
Net loss	$ (688,183)	$ (579,774)	$ (20,136,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57,039	61,776	1,154,983
Amortization of patents and proprietary technology	80,047	80,159	1,236,397
Impairment of long-lived assets	--	--	1,006,059
Issuance of common stock and warrants for services	250,000	70,000	4,299,135
Expenses paid by increase in convertible note payable	--	--	82,200
Amortization of discount on note payable	10,223	--	2,240,877
Stock-based compensation expense for employees	--	--	1,874,849
Loss on asset disposal	--	--	2,437
Loss on extinguishment of debt	--	--	22,966
Loss (Gain) on conversion of notes payable to common stock	(68,450)	81,741	(431,671)
Bad debt expense	--	--	13,638
Changes in operating assets and liabilities:
Accounts receivable	(4,224)	13,888	(27,548)
Notes Receivable	(25,000)	--	(25,000)
Inventory	273	670	(5,394)
Deposits and prepaid expenses	11,951	(44)	(18,353)
Accounts payable	(34,328)	6,163	28,078
Accounts payable – related parties	(5,160)	(5,073)	6,034
Accrued liabilities	(14,637)	(133,561)	210,088
Deferred revenue	10,000	--	(333,750)
Net Cash Used in Operating Activities	(420,449)	(404,055)	(8,799,978)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	--	--	(200,119)
Payments for patents	--	--	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	--	--	(265,000)
Net Cash Used in Investing Activities	--	--	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock, warrants and options	--	--	5,622,157
Proceeds from subscriptions receivable	--	--	50,000
Principal payments on notes payable - related parties	--	(10,000)	(520,300)
Proceeds from notes payable - related parties	--	--	495,300
Payments on convertible notes payable	--	--	(37,475)
Proceeds from borrowings under convertible note payable	425,000	437,525	3,745,807
Net Cash Provided by Financing Activities	425,000	427,525	9,355,489
Net Change in Cash and Cash Equivalents	4,551	23,470	44,524
Cash and Cash Equivalents at Beginning of Period	42,024	7,294	2,051
Cash and Cash Equivalents at End of Period	$ 46,575	$ 30,764	$ 46,575
Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --	$ --
Cash paid for interest	$ --	$ --	$ 16,955
Supplemental Disclosure on Noncash Investing and Financing Activities
Stock issued for debt	$ --	$ 700,000	$ 507,500
Outstanding notes payable converted to stock	--	--	3,218,599
Expiration of warrants outstanding	--	--	2,361,785
Subscription receivable	--	--	50,000
Recognition of discounts on convertible notes payable	--	--	2,069,003
Extinguishment of unamortized discounts on modified convertible notes payable	--	--	(17,477)
Debt discounts on convertible notes	$ (20,000)	$ (548,248)	$ (568,248)

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2012 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2013. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology products and equipment using Bend Sensors® flexible potentiometer technology. The Company suffered losses of $688,183 and $579,774 and used cash in operating activities of $420,499 and $404,055 during the nine months ended September 30, 2013 and 2012, respectively. Through September 30, 2013, the Company had an accumulated deficit of $20,136,003. The Company is in the development stage and has not earned any appreciable revenue during the period from February 24, 2004 (date of emergence from bankruptcy) through September 30, 2013. These matters raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2012 the Company raised $2,926,391 in additional capital, including accrued interest, through the issuance of long and short-term notes to various entities, including related parties. All of the notes had an annual interest rate of 10% to 12% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $.07 to $.25 per share with maturity dates from March 31, 2008 to December 31, 2012. However, prior to December 31, 2012, all but $327,525 of  the convertible notes were converted to an aggregate of 13,210,663 shares of the Company's restricted common stock at an average share price of about $.17 per share. These totals include the conversion of the Maestro Investment LLC line of credit entered into November 2, 2010 and similar debt instruments issued and converted over the past two years.

During 2013, the Company has raised an additional $425,000 in operating capital through the issuance of short-term notes to Capital Communications LLC.  The notes have an annual interest rate of 10% and a default rate of 18% annually. The notes are secured by the Company’s business equipment and have a conversion feature for restricted common shares ranging from $.05 to $.08 per share with various maturity dates during the year.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $46,575 at September 30, 2013 and $42,024 at December 31, 2012 represent cash on deposit in various bank accounts with a financial institution.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company’s analysis did not indicate any impairment of assets as of September  30, 2013.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the rights to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology rights, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of September 30, 2013.

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

Basic and Diluted Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2013, there were outstanding options to purchase 2,024,000 shares of common stock. These options were not included in the computation of diluted earnings because the related exercise prices were greater than the average market price of the common shares.

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

During the nine month period ended September 30, 2013 the Company recognized $0 of stock-based compensation expense, compared to $0 during the same period in 2012. There were 2,024,000 employee stock options outstanding at September 30, 2013. A summary of all employee options outstanding and exercisable under the plan as of September 30, 2013, and changes during the nine months then ended is set forth below:

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	1.92	$ -

Granted	-	-	-	-

Expired	-	-	-	-

Forfeited	-	-	-	-

Outstanding at the end of Period	2,024,000	$ 1.10	1.92	$ -

Exercisable at the end of Period	2,024,000	$ 1.10	1.92	$ -

Based upon the current options issued as of September 30, 2013, there was no additional unrecognized compensation cost related to employee stock options that will be recognized.

NOTE 3 – ISSUANCE OF STOCK

On May 30, 2013 the Company issued 344,900 restricted shares at $.09 per share, in lieu of cash, to a consultant for marketing and consulting services and cancelled $30,000 of Company debt.

On July 5, 2013 the Company issued 1,550,000 restricted shares at $.06 per share, in lieu of cash, for investor relations services and cancelled $100,000 of Company debt.

On July 15, 2013 the Company issued 2,000,000 restricted shares at $.06 per share, in lieu of cash, for investor relations services and cancelled $120,000 of Company debt.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has a related party payable to its President, CEO and Director for reimbursement of travel and other related expenses incurred on behalf of the Company. The amount due to the President as of September  30, 2013 and December 31, 2012 is $3,034 and $6,694, respectively.

The Company has a related party payable to its Chief Financial Officer for services provided to the Company. The amount due to the Chief Financial Officer as of September 30, 2013 and December 31, 2012 is $3,000 and $4,500, respectively.

NOTE 5 – NOTES PAYABLE

During 2012, the Company raised $587,525 in additional capital through the issuance of long and short-term notes to SRX Investment and Empire Fund Management. All of the notes had an annual interest rate of 10% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $.08 to $.10 per share with various maturity dates during the year. However prior to December 31, 2012 all but $287,525 of the convertible notes were converted to an aggregate of 3,000,000 shares of the

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Company's restricted common stock at a share price of about $.10 per share. Because the conversion price was greater than the fair market value of the stock being traded, the Company recognized a gain of $67,500

On August 8, 2011, the Company issued a promissory note for $40,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before July 31, 2012 and has a conversion feature for restricted common shares at $0.20 per share. Management is negotiating to extend this note to December 31, 2013 under similar terms.

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

On March 27, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a discount of $3,571 for the beneficial conversion was recorded against this note and has been amortized against interest expense through the life of the note. At the time of issue,  an additional charge to interest expense of $3,571 was recorded as part of the amortization of the beneficial conversion feature of this note.

On March 27, 2013 the Company issued a promissory note for $15,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $0.07 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a discount of $2,143 for the beneficial conversion was recorded against this note and has been amortized against interest expense through the life of the note. At the time of issue, an additional charge to interest expense of $2,143 was recorded as part of the amortization of the beneficial conversion feature of this note.

On March 31, 2013 the Company issued a promissory note for $10,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before June 30, 2013, and has a conversion feature for restricted common shares at $0.07 per share.

On April 17, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $.07 per share.

Due to the fact the trading price of the stock was greater than the stated conversion rate of this note, a discount of $3,571 for the beneficial conversion was recorded against this note and has been amortized against interest expense

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

through the life of the note. At the time of issue, an additional charge to interest expense of $3,571 was recorded as part of the amortization of the beneficial conversion feature of this note.

On April 30, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before June 30, 2013 and has a conversion feature for restricted common shares at $.07 per share.

On May 14, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before August 31, 2013 and has a conversion feature for restricted common shares at $.06 per share

On May 24, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before August 31, 2013 and has a conversion feature for restricted common shares at $.06 per share.

On June 25, 2013 the Company issued two promissory notes for $25,000 each for a total of $50,000. The notes have an annual interest rate of 10% and are secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before August 31, 2013 and has a conversion feature for restricted common shares at $.05 per share.

On July 26, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before September 30, 2013 and has a conversion feature for restricted common shares at $.05 per share

On July 31, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before September 30, 2013 and has a conversion feature for restricted common shares at $.05 per share

On August 26, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before September 30, 2013 and has a conversion feature for restricted common shares at $.05 per share

On September 3, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before September 30, 2013 and has a conversion feature for restricted common shares at $.05 per share

On September 27, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before September 30, 2013 and has a conversion feature for restricted common shares at $.05 per share

NOTE 6 - LITIGATION

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

On April 9, 2013, the parties of the above referenced litigation reached a favorable universal settlement agreement that reinforces the Company's rights to the intellectual properties and their related products, including the medical bed. In order to secure the Company had exclusive rights to all patents and intellectual properties associated with this litigation the Company advanced to Mr. deGreef $25,000 to bring current all of the filing and maintenance fees for the patents detailed in the law suit. The advance is secured by a promissory note with an annual interest rate of 10% to be paid no later than April 8, 2015.

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

At the time of this filing the Company does not have orders for products or devices; contracts for, or contracts that are currently being negotiated; or any type of existing or negotiated royalty agreement that uses the patents or technology identified in the settlement and licensing agreement. And because the source of repayment of the $360,000 note receivable is from future royalty income from the sales of product, devices or uses of the technology, as stipulated in Accounting Standards Codification ("ACS") 450 the Company is not permitted at this time to recognize a contingent asset.  At such time as royalty income can be reasonably estimated and is "virtually certain", the Company will recognize the note receivable.

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

NOTE 9 - SUBSEQUENT EVENTS

On October 10, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before November 30, 2013 and has a conversion feature for restricted common shares at $.05 per share. Due to the fact the trading price of the stock was greater than the stated conversion rate of this note, a discount of approximately $14,000 for the beneficial conversion will be recorded against this note and has been amortized against interest expense through the life of the note.

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

On April 9, 2013 we settled all disputes with R&D Products and their related parties. The settlement agreement gives the Company exclusive rights to over four additional patents, patent applications and related products that we anticipate opening or expanding our current customer base. With the settlement of the litigation with R&D Products and Mr. deGreef, (See Part II, Item I, below), we believe that projects that have been on hold since the litigation started will get to market quickly and greatly enhance our product offerings and will provide additional opportunity to expand our customer base over the next 12 months and improve our revenue opportunities.

Our patented technology continues to gain recognition in various markets and industries as evidenced by the recent receipt of an initial production order from CPS Color Equipment S.p.A Italy and an order from a Fortune 100 automotive maker for our horn system to be installed in a limited number of vehicles that will complete their “in-vehicle-testing” process that is required prior to moving forward with incorporating our system into various platforms of automobiles and trucks. Over the next six to nine months we will concentrate our marketing efforts and limited financial resources on current projects that we believe can be brought to market in the shortest period. We anticipate having additional products featuring our patented Bend Sensor® technology on the market over the next 8 to 10 months including products in the automotive, medical, sport shoe, residential home care and industrial control industries.

Over the past year we have been enhancing our relationships with various automotive Tier 1 suppliers as they have continued testing and proving our patented horn and seat switch reliability. Over the past six months we announced that our steering wheel horn pad received implementation ready status from a U.S. Fortune 100 automaker that has also identified up to four vehicle platforms being considered for the Company’s longer lasting and more cost effective horn switch. We anticipate the in-vehicle testing completed by mid-November 2013.

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

Based upon our discussions within the automotive industry in the U.S. and Europe our unique sensor systems meets the requirements for manufactures to have lighter weight more fuel efficient cars. Our Bend Sensor® is lighter in weight, has fewer moving parts than conventional sensing devices, is more versatile and, due to its unique design is more cost effective. Product and design changes in the automotive industry are slow, averaging two to three years before actually being incorporated into a commercially viable automotive platform. Because of our recent work with several Tier 1 suppliers, we have shown the Bend Sensor® to be viable as the next generation of sensing devises to the industry. Due to the advanced technology of the Bend Sensor® and its versatility of applications we anticipate being a part of the changes taking place in the automotive, energy, industrial control and technological industries.

During the past three months we completed phase two of the disposable directional colonoscope for Haemoband Surgical, Ltd, a Northern Ireland based company that specializes in unique medical devices. The estimated volumes quoted for this device are between 500,000 to 1 million sensors annually. The application will use a sensor that is an adaptation of a sensor that we already have commercially available; therefore the cost associated with the development of this medical application has been marginal. With the completion of phase two management believes the Company moves closer to an agreement for a long-term contract with Haemoband.  It is estimated that the annual demand for colonoscopy procedures ranges from 2.21 to 7.96 million in the United States and as the overall population continues to age more procedures will be required. One of the difficulties with the procedure is providing an inexpensive means of locating the exact position of the colonoscopes. With the use of our sensor array and monitoring equipment the initial testing has shown that with the Bend Sensor® technology it is possible to locate the positioning of the colonoscopes. It is anticipated that completion and commercialization of this product will open up significant other markets for additional products that uses similar equipment for other unrelated products in the medical industry.

The Company continues working with HTK Engineering, LLC who is currently marketing their safety mechanism specifically designed for garbage trucks and other large commercial vehicles. Most commercial vehicles have an "air braking system" which can lose pressure and disengage the brakes while the vehicle is still running. Our Bend Sensor® technology is the key component of the HTK system which provides a backup braking system preventing the vehicle from inadvertently rolling into people, buildings or other vehicles. Part of HTK's marketing effort has been to involve insurance companies who have paid claims related to the initial brake failure. Because the HTK system is easily installed and adaptable to most vehicles insurance companies have indicated they would provide a reduction in premiums should their customers install the HTK system. There are over 179,000 garbage and recycling trucks in use in the United States. HTK is also pursuing opportunities for the system throughout Europe and Asia.

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

Through our marketing efforts with Bend Tech, LLC we have reestablished our relationship with Mitch Voges and Maxed Out Golf (http://www.maxedoutgolf.com). Mr. Voges is a recognized expert in the golfing world, and has hands on experience in the development of innovative golf simulators and training devices. He pioneered the modern systems and methods for golf club fitting and developed a number of original concepts resulting in multiple U.S. Patents. In coordination with Maxed Out Golf we are developing a high tech golf training aid that will utilize a series of our Bend Sensors® in golf shoes and shafts and will provide feedback to a smart phone or iPad on weight distribution and club loading and impact. Maxed Out Golf is pushing to have this training devise available by spring of next year. Beyond its sport and recreational value, golf is a major industry that generates jobs, commerce, economic development and tax revenues for communities throughout the country. The total size of the golf economy nationally was estimated at $68.8 billion in 2011, up from $62 billion in 2000 (from http://www.wearegolf.org).

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

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract, testing and limited production services and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next three to nine months.  From 2008 and through the first nine months of 2013 the Company has relied on proceeds from various convertible loans from existing shareholders, and others to fund our operations.

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

Over the past nine months the Company has issued $425,000, in convertible promissory notes with conversion features ranging from $.05 to $.08 with an annual interest rate of 10%. The loans are secured by the Company's business assets with maturity dates ranging from June 30, 2013 to September 30, 2013. The proceeds of these notes were used to fund operations including the various development projects currently underway. Management is in the process of extending the due dates of the notes to the end of 2013.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2013 consist of our operating lease of $8,450 per month, and total liabilities of $1,152,745, which includes $693,463 of convertible notes payable, net of discounts. Under the terms of our operating lease, the average monthly payments are $8,450, including common area maintenance through December 31, 2014. The total future minimum payments under this lease as of September 30, 2013 are $132,750.

From January 15, 2013 to April 30, 2013, the Company has issued eight promissory notes in the aggregate of $200,000, at 10% interest and are secured by the Company's equipment. The notes are due and payable on or before June 30, 2013 (See Note 5 to the financial statements). The Company has not paid these notes and management is in the process of extending the due dates of the notes to the end of 2013.

From May 14, 2013 to June 25, 2013, the Company has issued four promissory notes in the aggregate of $100,000, at 10% interest and are secured by the Company's equipment. The notes are due and payable on or before August 31,

2013 (See Note 5 to the financial statements). The Company has not paid these notes and management is in the process of extending the due dates of the notes to the end of 2013.

From July 3, 2013 to September 27, 2013, the Company has issued five promissory notes in the aggregate of $125,000, at 10% interest and are secured by the Company's equipment. The notes are due and payable on or before August 31, 2013 (See Note 5 to the financial statements). The Company has not paid these notes and management is in the process of extending the due dates of the notes to the end of 2013.

As of September 30, 2013 we had accounts payable of $240,219 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees.

Accrued liabilities at September 30, 2013, were $169,063 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

On October 10, 2013 the Company issued a promissory note for $25,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before November 30, 2013 (See Note 9 to the financial statements).

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2013 and 2012, the Company recorded an impairment charge of $0 and $208,747, respectively, to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment. The analysis for the impairment test for the nine months ended September 30, 2013 compared the carrying value of the Company's net assets to the estimated fair value of the overall Company, and the present values of projected net cash flows of the Company over the next four years, based upon our analysis no additional impairment was recognized during the nine months ended September 30, 2013.

We test long-lived assets for impairment quarterly or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Under similar analysis no impairment charge was taken during the nine month period ended September 30, 2013. Impairment tests will be conducted on a quarterly basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For nine month periods ended September 30, 2013 and 2012 we recognized $0.00 and $0.00, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2013 and 2012, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2012 and 2011.

	Three month period ended September 30,		Nine month period ended September 30,
	2013	2012	2013	2012

Design, contract and testing revenue	$ 33,407	$ 13,837	$ 75,182	$ 40,711

Total operating costs and expenses	271,854	325,632	781,748	906,230

Net other income (expense)	50,218	(9,994)	18,383	285,745

Net loss	(188,229)	(321,789)	(688,183)	(579,774)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

For the three and nine months ending September 30, 2013 revenue increased  by $19,570 and $34,471, respectively, when compared to the same interim periods in 2012. The increase in revenue was mostly due to the Company completing a portion of phases one and two of the Haemoband Surgical, Ltd, project. The Company continues to execute on its business plan by concentrating its marketing resources on a limited number of customers that have the potential to generate the most short-run revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market during the balance of 2013 and beyond, and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations. But management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer base with our existing product offering. However until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

We received revenue from design contract, development engineering, limited production and repeat orders from our existing customers. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.

Of the $271,854 and $325,632 total operating costs and expense for the three months ending September 30, 2013 and 2012, respectively, $71,121 and $60,648 were for direct research and development cost, respectively. For the three months ended September 30, 2013, total operating expenses decreased by $53,778 when compared to the same period in 2012. The three month decrease was primarily due to the decrease in investor relationship expense that was partially offset by an increase in research and development expense to complete phase two of the Heamoband project. Total operating expense decreased by $124,482 for the nine months ending September 30, 2013 when compared to the same period in 2012. Of the $781,748 and $906,230 total operating expense for the nine months ending September 30, 2013 and 2012, respectively, $176,309 and $192,824 were for direct research and development cost, respectively. In addition the decrease in operating expense for the 2013 nine month period was partially due to reductions in compensation taken by the President of the Company and other cost cutting measures to preserve cash.

During the three months ending September 30, 2013, the Company recognized a gain of $68,450 from the issuance of stock to retire debt.  $220,000 of debt was converted to 3,550,000 at an aggregate of $0.6 per share when the fair market value at the time of conversion ranged from $0.041 to $0.044 per share on the date of conversion. This difference resulted in the recognition of a gain on conversion of debt of $68,450.

The chart below represents a summary of our condensed consolidated balance sheets at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012

Cash and cash equivalents	$ 46,575	$ 42,024

Total current assets	100,687	69,183

Total assets	5,483,218	5,598,750

Total liabilities	1,152,745	790,929

Deficit accumulated during the development stage	(20,136,003)	(19,447,820)

Total stockholders' equity	$ 4,330,473	$ 4,807,821

Cash and cash equivalents increased by $4,551 at September 30, 2013 compared to December 31, 2012. The slight increase in cash is due to the timing of payment of expenses and collection of accounts receivable. Our non-current assets decreased at September 30, 2013 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $78,600, net of depreciation; patents and proprietary technology of $400,464, net of amortization; goodwill of $4,896,917 and long-term deposits of $6,550 associated with the facility operating lease.

Total liabilities increased by $361,816 at September 30, 2013; the increase was primarily due to the increase in convertible notes payable of $405,938 net of discount, used to fund operations. During the nine months ending September 30, 2013 the Company recognized $13,400 in deferred revenue on the completion of phase two of the Heamoband Surgical project and received an additional $10,000 for development of a sports shoe sensing devise. The $10,000 of deferred revenue will be recognized once the first phase of the sport shoe project is completed. Accrued liabilities and accounts payable decreased by $54,124 during the 2013 nine month period due to the issuance of restricted shares for  investor relations expense from prior periods.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer evaluated whether information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level for the nine month period ending September 30, 2013

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended September 30, 2013 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the nine months ending September 30, 2013 we had negative cash flows from operating activities of $420,449. We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

In the automotive parts industry, there is a trend of consolidation through business combinations and acquisitions of complementary technologies among worldwide suppliers as these suppliers seek to build stronger customer relationships with automobile manufacturers. Automobile manufacturers look to Tier 1 suppliers (major suppliers) to provide fully engineered systems and pre-assembled combinations of components rather than individual components. This trend of consolidation of suppliers may result in fewer Tier 1 suppliers and thus limit the marketing opportunities for our Bend Sensor® technology.  In addition, U.S. automakers have closed plants, reduced their work force and some are emerging from bankruptcy. In addition, some Tier 1 suppliers are in bankruptcy or in financial difficulty. These industry trends may limit the market for our products.

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

On July 5, 2013 the Company issued 1,550,000 shares of restricted stock at an aggregate of $0.06 per share to Compass Equity Partners, LLC to settle $100,000 of certain Company debt related to investor relations expense from September to December 2012.  The debt was converted at $0.6 per share and the fair market value was $0.041 per share on the date of conversion. This difference resulted in the recognition of a gain on conversion of debt of $36,450. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On July 15, 2013 the Company issued 2,000,000 shares of restricted stock at an aggregate of $0.06 per share to Liberty Partners, LLC to settle $120,000 of certain Company debt related to investor relations expense from January to June 2013.  The debt was converted at $0.6 per share and the fair market value was $0.044 per share on the date of conversion. This difference resulted in the recognition of a gain on conversion of debt of $32,000.We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Thomas N. Strong pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Part II Exhibits

No.	Description
3.1	Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)
3.2	Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1	Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)
10.2	Addendum to Lease Agreement between Flexpoint Sensor and American Covers, Inc., dated March 29, 2012 (Incorporated by reference to exhibit 10.2 of Form 10-Q, filed May 15, 2012)
10.3	Form of Promissory Notes (Incorporated by reference to exhibit 10.3 of Form 10-Q, filed August 14, 2013)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: November 13, 2013

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer