Form 10-K/A
period 2012-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2013-12-19
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of 30,391,960 shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.087), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2012) was $2,652,800

The number of shares outstanding of the registrant’s common stock as of December 16, 2013 was 49,627,114.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

3

Item 9A.  Controls and Procedures

7

PART IV

Item 15.  Exhibits, Financial Statement Schedules

8

Signatures

10

EXPLANATORY NOTE

Pursuant to a limited review of our reports by the Securities and Exchange Commission (“SEC”), the SEC has requested that we amend this annual report for the year ended December 31, 2012 to expand our discussions of goodwill under “Critical Accounting Estimates” included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The SEC also requested that we revise the language in “Item 9A. Controls and Procedures” to correct inconsistencies in that item.   Other than these disclosure changes, the disclosures in this amended report are as of the initial filing date of April 16, 2013 and this report does not include subsequent events.

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

Long-lived Assets:  We annually test long-lived assets for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2012 and 2011 respectively. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Goodwill:  Because goodwill is not amortized, it is tested for impairment annually, or when a triggering event occurs. As described in ASU 2010-28 and ASU 2011-08, the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as basis for determining whether it is necessary to perform the two-step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. This test requires various judgments and estimates. The fair value of the Company is allocated to the Company's assets and liabilities based upon their fair values with the excess fair value allocated to goodwill. An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value.

The Company recorded goodwill of $5,356,414 upon emergence from bankruptcy in 2004. The valuation of goodwill was based upon an independent appraisal of the Company’s intellectual properties and their unique properties with estimated applications in diverse multiple industries, including automotive, medical and industrial controls.

For the year ended December 31, 2011 the impairment test conducted in accordance with FASB ASC 350-20 resulted in an impairment of goodwill of $250,758. The analysis compared the carrying value of the Company's net assets to the estimated fair market value of the Company based upon the market value of the stock and the number of shares issued and outstanding, including those held in escrow, at the close of the market on the valuation date. When considering the fair value of the Company the Company's carrying value of all its assets and liabilities are evaluated to determine their fair value. In this evaluation it was determined that the Company would recognize an impairment to goodwill.

For the year ended December 31, 2012, the Company valued our customer list valuation based upon the customer’s estimated volume of sales over the next three to five years.  In addition, the Company estimated the net present value of the projected cash flows of three automotive products from automotive companies over a five year period using a discount rate of 10%.   However, the fair value of the Company's share price has continued to decline and many of the expected contracts have been delayed; therefore, under similar evaluation the Company recognized $208,747 in goodwill impairment as of December 31, 2012.

Stock options:  We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation (formerly FASB Statement No. 123(R)), the pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2012 and 2011 we recognized $0 and $43,408, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options that will be recognized based upon the current grants issued.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries, Sensitron, and Flexpoint International, LLC and should be read in conjunction with our audited financial statements for the years ended December 31, 2012 and 2011.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011
Engineering, contract and testing revenue	$ 47,546	$ 72,378
Total operating costs and expenses	(1,421,028)	(1,655,371)
Net other income (expense)	323,082	(33,564)
Net loss	(1,050,400)	(1,616,557)
Basic and diluted loss per common share	(0.03)	(0.04)

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

Total operating costs and expenses decreased in 2012 when compared to 2011 by $234,343. The decrease is primarily due to lower administrative and marketing expense and lower recognition of goodwill impairment during the year. Net loss decreased by $576,227 due to the recognition of a gain on the conversion of notes payable. The gain on the note conversion is due to the difference between the contractual conversion rate and the fair value of the stock issued at the date of conversion. Administrative and marketing expenses decreased to $845,843 for 2012 compared to $1,017,156 in 2011, the decrease is primarily due to decrease in legal fees related to the litigation with R&D Company. The cost of revenue and amortization of patents and proprietary technology expense remained relatively the same.

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

As of the end of the period covered by this Annual Report we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period December 31, 2012.  Our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were ineffective during the three month period ended September 30, 2012.  Management discovered that the value of shares issued during the third quarter of 2012 was assigned an incorrect value due to a miscommunication between senior executives.  Due to this incorrect value the Company was required to restate our financial statements and disclosures for that period.

As a result of this miscommunication we are refining our controls and procedures regarding the manner in which documentation of significant information is generated and communicated to assure the reliability of our financial reporting and compliance with generally accepted accounting principles. Specifically, we have instituted stricter procedures associated with the maintenance of the Company’s records to include reasonable detail to the accuracy of the transactions and ensure such information is communicated in a timely manner within the organization.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. The policies and procedures include:

•

maintenance of records are in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2012, our internal control over financial reporting was effective at that reasonable assurance level.

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

21.1   Subsidiaries of Flexpoint Sensor Systems, Inc. (Incorporated by reference to exhibit 21.1 of Form 10-K filed April 9, 2010 )

31.1   Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification of Thomas N. Strong pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS

XBRL Instance Document  (Filed April 16, 2013)

101.SCH

XBRL Taxonomy Extension Schema Document  (Filed April 16, 2013)

101.CAL

XBRL Taxonomy Calculation Linkbase Document  (Filed April 16, 2013)

101.LAB

XBRL Taxonomy Label Linkbase Document  (Filed April 16, 2013)

101.PRE

XBRL Taxonomy Presentation Linkbase Document   (Filed April 16, 2013)

* Management compensatory agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date:  December 19, 2013

By:  /s/ Clark M. Mower

Clark M. Mower, President