Form 10-K
period 2013-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2014-04-02
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of 38,130,638 shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.047), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28,2013) was $1,792,140.

The number of shares outstanding of the registrant’s common stock, as of March 30, 2014, was 53,377,114.

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

16

Item 8.     Financial Statements and Supplementary Data

20

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

39

Item 9A.  Controls and Procedures

39

Item 9B.  Other Information

39

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

39

Item 11.   Executive Compensation

41

Item 12.   Security Ownership of Certain Beneficial Owners and Management

 and Related Stockholder Matters

43

Item 13.   Certain Relationships and Related Transactions, and Director Independence

45

Item 14.   Principal Accounting Fees and Services

45

PART IV

Item 15.   Exhibits, Financial Statement Schedules

46

Signatures

47

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

BUSINESS OVERVIEW

Flexpoint Sensor Systems, Inc. (“Flexpoint”, or “Company”), is a development stage company and is principally engaged in designing, engineering and manufacturing bend sensor technology and products using its patented Bend Sensor® technology, (a flexible potentiometer technology). Since emerging from bankruptcy we have been making further improvements to our technologies, manufacturing and developing fully integrated devises and related products that we have been marketing and selling to a variety of companies in diverse industries. We are negotiating and signing contracts that have provided some limited revenues and have proven that our sensors are more durable, adaptable and cost effective than anything currently on the market.  We own nine patents, including patents on specific devices that use the Bend Sensor® and have exclusive rights to other patents and devises. We are continuing to develop and enhance our intellectual properties that will result in additional patents being filed. The Company currently manufactures, and has jointly developed, seven products that are being sold and supplied to current customers and we continue to receive orders for our standard sensors. Over the past twelve months we have enhanced our relationship with several Tier 1 suppliers and anticipate manufacturing sensors and electronics to Tier 1 suppliers in the automotive industry with various applications over the next twelve months. We have expanded our customer base that has provided several small repeat orders over the past three years.  During the next year the Company will focus its marketing efforts to a number of larger domestic and international companies that have applications which will greatly increase the volume of sensors the Company is currently manufacturing.

In addition to the sale of its products and engineering and design services the Company also may consider generating revenues through licensing its unique technology for field of use or territory. The Company will attempt to negotiate each license agreement to contain a provision for either first right of refusal to manufacture, or royalty provisions for specific products or applications. During the last year we have continued to concentrate marketing efforts on sensor and electronics which we consider to be, quick to market production orders and engineering services that have generated limited, but immediate, revenues that has assisted in improving the Company's cash flow and name recognition. The Company has also continued marketing efforts in the automotive industry. Due to the size and regulations this industry requires a significantly longer time to develop and acquire approvals for new technologies but because of the high volumes associated within the automotive industry this industry will potentially generate long term revenue streams for the Company.

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

The Company continues to work with various Tier 1 (major) automotive suppliers on a variety of products that are in various stages of development and implementation. Both the medical and automotive industries have undergone significant changes due to the economic and political uncertainties over the past several years. These uncertainties have created some delays in the implementation of the Company's automotive and medical devices and therefore, over the past three years the Company has focused its limited resources and marketing efforts on sensors and products that in the aggregate will generate a smaller dollar volume than those anticipated from their medical or automotive devices, but have been quicker to market and have generated needed limited but immediate cash flow and provided additional name and product recognition that we believe will provide long term benefits. Based upon the current interest in our sensors from the automotive and medical industries over the past year, we anticipate that over the next twelve months, the Company will begin producing larger repeatable volumes of sensors and devises in these focus industries.

PRINCIPAL PRODUCTS

Bend Sensor® Technology

The Company owns the patent rights to our Bend Sensor® technology through Sensitron, a wholly-owned subsidiary of the Company. The Bend Sensor® is a flexible potentiometer, the bend sensor product consisting of a coated substrate, such as plastic, that changes electrical conductivity as it is bent in a consistent manner.  Electronic systems can connect to this sensor and measure in detail the amount of bending or movement that occurs in a predictable manner.  Certain applications of the Bend Sensor® potentiometer have been patented (See “Patents and Intellectual Property,” below).

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

Horn Switch

A major automobile manufacture has partnered with a Tier 1 supplier and are in the final stages of approving our patented horn switch to replace their existing technology. This latest phase of testing began in October 2013 and included installation of our horn switch into multiple cars and having them driven by various executives, decision makers and engineers of the company. The advantages of the Bend Sensor® switch are that with the associated electronics it is a "drop in" item that can immediately go into existing vehicle platforms. Because the Bend Sensor® switch and the associated electronics have very few moving parts, our switch will help eliminate the squeaks and rattles and other noise associated with the existing technology in use. Additionally because the Bend Sensor® has few moving parts it can withstand a higher number of actuations without replacement.

The Company anticipates that once the manufacturer implements the initial horn switch and the first units are integrated into existing production the project will be expanded to incorporate additional switches on the horn pad with multiple vehicle platforms. The automobile manufacturer is also evaluating the use of the Bend Sensor® as a switch to open rear doors of SUV's and as a seat belt reminder (SBR).

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

Using the same concept, this product is currently being considered as a safety device, similar to the emergency vehicle application discussed below, but for school buses. A bus driver could know and be alerted should any of the passengers be in an unsafe position prior to entering traffic. Because the Bend Sensor® not only detects occupancy of a seat, it also has the capability of recording and logging the frequency of use over time, transportation companies can use this recorded information to determine the most optimum usage of their capital equipment to maximize their return on their investments. There have been some legislative debates about whether a bus, especially a school bus, should provide seatbelts for all of the passengers. Coupled with Intertek's Protek Passenger Awareness System, our SBR could be easily implemented to fulfill such legislation.

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

Since 2003 other automobile manufacturers and Tier 1 suppliers have expressed interest in the PID and we have provided various sensors to these interested parties for testing. The Company received a request from many of the Tier 1 suppliers that the Company collaborate with a supplier that currently has a response system so that the manufacturer can purchase a fully integrated system.

We have also developed a crash sensor, which is a series of sensors mounted in strategic places on the side and door panels of an automobile to detect an impact, as well as the speed, direction and force of the impact.  This allows an onboard computer to deploy side air bags where needed.

Comfort Seats

The Company has developed an advanced comfort seat for automobiles utilizing their patented Bend Sensor® technology and is currently working with Tier 1 suppliers on development of the seat and various seat related controls. Through a joint development arrangement with a Tier1supplier, Flexpoint developed and delivered prototypes of the seat. The supplier anticipates marketing the product as an added feature to its luxury car manufacturers.

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

Emergency Vehicles

Intertek Industrial Corp., located in Jacksonville, Florida, is a leading supplier of quality seatbelt systems and safety devices to the emergency vehicle market. Their Protek Passenger Awareness System uses our Bend Sensor® technology to enhance the safety of passengers and personnel in emergency vehicles. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in about 30 ambulances and is being tested for use in other types of emergency vehicles.   Intertek continues to issue additional purchase orders for their existing and new customers.

Braking System

HTK Engineering, LLC continues to market their safety mechanism specifically designed for garbage trucks and other large commercial vehicles. Most commercial vehicles have an "air breaking system" which can lose pressure and disengage the brakes while the vehicle is still running. Our Bend Sensor® technology is the key component of the HTK system which provides a backup braking system preventing the vehicle from inadvertently rolling into people, buildings or other vehicles. Part of HTK's marketing effort has been to involve insurance companies who have paid claims related to the initial brake failure. Because the HTK system is easily installed and adaptable to most vehicles insurance companies have indicated they would provide a reduction in premiums should their customers install the HTK system. There are over 179,000 garbage and recycling trucks in use in the United States. HTK is also pursuing opportunities for the system throughout Europe and Asia.

The Company has developed a similar system for Visa Brakelock Systems, LLC, in Lake Mary, Florida for use in fire trucks. The first units have been delivered and installed with additional orders to follow.

Flow Control Applications

Our flexible sensor has proven to be an extremely robust and durable flow control switch. The Bend Sensor® product allows for the measurement of liquid and air flow, and has been tested to over 35 million cycles without failure. The Company is currently working with a global leader in cleaning, sanitizing, food safety products who have been testing the Bend Sensor® as a measuring and dispensing device for their harsh chemical compounds of products.  When the Bend Sensor® device is placed in a flow stream, it can measure if flow is occurring, or it can measure the amount of flow that is occurring. The fact that our design incorporates a single layer flexible device allows for it to operate in many harsh environments. While other technologies are affected by dirt, dust, and liquids, the Bend Sensor® product is able to operate under these conditions.  An international supplier of integrated tinting solutions is interested in a similar dispensing system for its paint manufacturers, retail chains and plastic producers. We continue to receive inquiries from a variety of industries for flow applications.

Medical Bed

Through a joint development agreement with R&D Products, the Company developed and produced 20 prototype medical beds that assist in the management of bed sores. Using the Bend Sensor® technology and accompanying electronics the bed is able to determine the position of the person in the bed and how they are moved. The bed has the ability to roll a patient left or right to relieve pressure areas as well as facilitate dressing changes. Needed adjustments can be made through relieving pressure areas to meet the required standards of care and patient comfort. The medical application for the bed was originally scheduled to launch in mid to late 2009, however due to management changes, and an acquisition the project has been delayed.

The bed technology has a commercial application that will be marketed as an in-home specialty mattress. The specialty (non-innerspring) segment of the bedding market has been growing rapidly over the past six to seven years. With the increasing demand of specialty mattresses, almost every mattress company has a specialty bed they promote. The Company has had some discussions with mattress companies who have expressed interest in the concept.

R&D Products anticipates applying the medical bed concept and technology to a mattress cover that can be used for both adult in-home care or nursing home facilities or on infant beds. R&D plans to market this concept in late 2014.

Disposable Colonoscope

We have partnered with Haemoband Surgical Ltd. and have satisfactorily completed initial testing for their disposable colonoscope device, which uses Flexpoint's Bend Sensor® technology to monitor the device's position as it is administered to the patient. Testing to date has demonstrated the ability of Flexpoint's sensor to graphically display the shape of the colonoscope and to accurately detect any looping of the scope. With more accurate readings on the position of the device, doctors can minimize complications that can arise from the colonoscope coiling, and can cut down on the time necessary to perform the procedure. With the Bend Sensor the current monitoring equipment can now graphically display the position and formation of the colonoscope.

Currently Haemoband Surgical is performing its required clinical test on the devise. This will be followed by field trials of production ready units for completion of the required certifications. Flexpoint and Haemoband are pushing to have full production ready product available by mid to late 2014 to meet the pent-up demand for inexpensive, accurate methods of determining the position of the colonoscopes, and Haemoband's device is the first of its class. Once development and certification of the device is completed it is anticipated that Flexpoint will enter into a long term Manufacturing and Supply Agreement with Haemoband.

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

Other Medical

In November 2009, the Bend Sensor® technology was featured in a study by the University of Rome Tor Vergeta, using an interactive glove, and was recommended as a possible tool to assist doctors in neuroscience studies to determine a patient's level of monitor skill or post-surgical evaluation and therapy or for assisting the disabled. (See http://www.hiteg.uniroma2.it/). Due to the ability of the sensor to measure range of motion, the study also recommends using the Bend Sensor® technology as a tool to design ergonomic devices. The University has continued its research and has identified additional medical applications of our sensors.

Shoe Application

During the last half of the year, the Company began working with a shoe supplier to develop a sensor system that would provide real time feedback and analysis on balance, performance and cadence to runners and other athletes. Utilizing Flexpoint's patented Bend Sensor® technology several sensors located within the shoe provide real-time feedback of a runner's performance that can be utilized for training and teaching proper technique that will aid in the prevention of injuries.

Because the sensor features a single layer construction, the sensors are not damaged or degraded by dust, dirt or other particulates. Moisture and immersion in mud, water, sweat and many other chemicals are not an issue.

The system will provide real time analysis showing balance, performance and other pertinent data relating to performance of the individual. The fast response time of the sensor allows it to provide time differentials between heel and toe strike. Other metrics like cadence, ground contact time, the time the foot is not in contact with the ground; shoe loading and unloading profiles and information critical to training and injury prevention can be measured and captured for later review and analysis. Running information can be easily integrated into social media and training logs for quick feedback and analysis.

The electronics include miniaturized printed circuit boards, a wireless communication system, blue tooth technologies, wireless rechargeable batteries and "smart phone" interface. Although the original devise was developed to be used in running shoes, the Company has been contacted to incorporate the shoe technology into a golf training tool that will include golf clubs fitted with our sensors. According to one report the estimated equipment and apparel market for golf alone netted $5.1 billion in sales in the U.S, followed by Japan at $3.7billion (Golf News January 24, 2014; U.S./Japan World Golf Market).

During the first half of 2014 the Company anticipates receiving up to $85,000 in revenues to further develop our shoe application and electronics, with the anticipation that by the third quarter we will be producing multiple sensors for the golf industry.

Other Applications

Management believes the potential market for our technology includes using the technology to replace or upgrade existing devices used in industrial control systems, medical equipment and instrumentation, computer peripherals, automotive transmission equipment, commercial vending equipment and other devices.  We have developed, or are developing:

•

a vibration sensor;

•

a rupture disc/bursting disc utilizing the Bend Sensor® as the detection/alarm element of a ruptured disc device;

•

an infant bed cover using our patented sensors that will be used to monitor infants in the prevention of sudden infant death syndrome (SIDS);

•

toys and video gaming devices; and

•

other sports applications:

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

BUSINESS STRATEGY

Due to the many potential applications of our technology and our limited financial and other resources management made the decision to focus our marketing  efforts on a few products that can be brought to market quickly and will provide the Company maximum exposure for the technology and generate additional orders for products from a growing customer base. This has required us to coordinate our product design, manufacturing, distribution and service strategies in a long-term business model, while still generating short term revenues. Another strategic marketing strategy has been to develop a standard line of sensor products with corresponding hardware, electronics and software to facilitate ease of implementation of our technology into a customer's existing system. Through our joint venture with Card Access we have developed an enclosed standard pressure sensor for an easy-to-use occupancy sensor used in home automation, commercial automation and hospitality automation markets. The “Smart Pressure Sensor” measures the change in distributed pressure of a chair, a bed, or a sofa when occupied. Our standard product line is expected to be sold directly to the customer and through manufacturer's representatives and distributors. We have also expanded our product offering to include substantially complete value-added assemblies, which includes the electronics and software. We continue to consider the licensing of our technology and/or products or strategic partnership arrangements that will generate sufficient revenues to sustain our operations. We anticipate selling primarily to original equipment manufacturers or Tier 1 suppliers for worldwide distribution.  For our international customers, we anticipate selling and distributing our products through various manufacturer representatives and distributors.

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

MARKETING AND SALES

We extended our agreement with Mr. Sukhminder "Bobby” Bedi through 2012 to assist in the development of products for the automotive industry, including our fully integrated products. Through his contacts Mr. Bedi has provided the Company with expanded exposure in the automotive industry that has created new opportunities for our existing automotive lines of products. Most of our marketing efforts are to offer our automotive products primarily to original equipment manufacturers (“OEM’s”), either directly or through Tier 1 suppliers. Other products are being marketed directly to manufacturers or distributors. Our primary marketing objectives are to continue to generate demand for our products, enhance name and product recognition and support OEM’s and manufactures. As we gain success in branding our name and product recognition we believe the successful use of our products by OEM’s and Tier 1 suppliers will generate additional demand for higher quantity orders of our existing products. We also anticipate that the success of our existing products will allow us to successfully introduce new products and applications to the market.

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

We have enhanced our website at www.flexpoint.com to include videos on our current projects and also intend to market our products through the use of other social media, and by developing a field sales force including direct marketing employees in strategic areas and manufacturer’s representatives nationwide to generate OEM and Tier 1 supplier customers.  As our market grows we anticipate expanding our distribution network throughout the world.  There can be no assurance that we will be successful in developing such a sales force or in expanding our distribution network.

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

We have entered into a manufacturing and supply partnership with the Walker Components Group. The partnership includes manufacturing, assembly and component acquisition services and is a key step toward finalizing deals with major companies who are working with Flexpoint, HTK, Intertek and others on various projects. The logistical concerns associated with producing these products on a large scale will be comfortably met through this partnership. Many groups we deal with are concerned about Flexpoint’s smaller size and the ability to meet production deadlines and volumes.  Walker Components Group is a large manufacturer that has the ability to produce, purchase, aggregate and assemble parts.  They also will provide stockpiling and warehousing of parts so that components can be purchased in larger volumes at a better price instead of only on an as needed basis for smaller orders.  Walker Components Group can become the supplier for Intertek and users of the HTK Engineering system that will give customers confidence that orders will be filled in much the same way as the large automotive manufacturers use Tier 1 suppliers when working with smaller companies.  It overcomes the hurdle when a customer wants our product, but is concerned about the company’s stability or our production capabilities.

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

STATUS OF PUBLICALLY ANNOUNCED NEW PRODUCTS AND SERVICES

We have continued to mature from a research and development company into a manufacturing and production company and continue to expand our product line. From 2008 and through 2013 we improved and enhanced the design of products in the automotive, medical and industrial industries and have cultivated relationships with a limited customer base within these industries. We have designed, manufactured and built various testing prototypes and advanced our overall relationships which we believe will be advantageous and will generate significant revenues in the near future. In December 2013 one of our initial patents expired and we are currently pursuing options that through the enhancements and improvements developed over the past several years could prolong the protection under this and our other patent. We are reviewing the option of filing additional patents on specific applications and devises that use our Bend Sensor® technology.

During the year we received an additional purchase order from a major Tier One supplier in conjunction with a Fortune 100 Auto maker for completion of horn switch systems to be installed in a limited number of automobiles to complete in-vehicle testing. The testing began in October 2013 and the purpose of the tests was to collect additional data and give designers and engineers within the automaker an opportunity to experience the system in an automobile in actual usage situations. This has allowed them a "hands on" experience with the technology prior to their designating the system for incorporation into future vehicle programs. Once it has been incorporated into a specific platform, we will work to get the models identified and have it pulled forward for a drop in application so that the field testing and verification can be completed. It is expected that as development of the initial horn switch is completed and the first units integrated into existing production, the project will be expanded to integrate control switches onto the horn pad, and that the application could be expanded to additional models of automobiles and light trucks. The volumes associated with an automotive platform can range from 150,000 to 4 million vehicles and a product launch in a platform can consist of 50,000 to 100,000 vehicles during the “shake out period”, and then incorporated into the entire platform.

We also received our first production order from CPS Color Equipment S.p.A- Italy.  CPS Color Equipment S.p.A. operates as a subsidiary of CPS Color Group Oy located in Vantaa, Finland. CPS Color Group operates on all six continents and has annual sales of approximately € 200MM. CPS Color's operating sites and production units are in Finland, Sweden, the Netherlands, Italy, Switzerland, Germany, Russia, India, China, Singapore, the U.S., Brazil and Uruguay. CPS Color Group is the only major supplier of integrated tinting solutions. CPS provides tinting systems components for a wide variety of customers such as paint manufactures, retail chains, leather and plastic producers. Flexpoint has received an initial production order and custom designed tools for their applications. Although the initial order was small, we believe that it is significant because it further verifies that our sensors and systems have a place within the industrial control industry. Sensors within this industry must be durable and withstand harsh environments. The fact that CPS Color chose our sensor and systems provides us with opportunities to expand our reach within the distribution channel. According to Transparency Market Research, the global industrial control and robotic market was worth $102 billion in 2012 and anticipates a 5.6% growth from 2013 to 2019 (Global Industrial Controls and Robotics Market - Industry Analysis, Size, Share, Growth, Trends, and Forecast, 2013 - 2019 by Transparency Market Research)

We continue our relationship with InterTek Industrial Corporation, a leading supplier of quality seatbelt systems and safety devices to the emergency vehicle market. Their award winning ProTek Passenger Awareness System uses our Bend Sensor® technology to enhance the safety of passengers and personnel in emergency vehicles. InterTek continues to issue purchase orders ranging from fifty to 100 fully integrated units every six to eight months. The National Fire Protection Association specification that requires a system like this one has been adopted and is expected to go into effect during 2014. Sales through InterTek are expected to continue at present rates until the legislation requiring safety systems such as the ProTek system goes into effect.  Because the system designed and produced by Flexpoint and InterTek meets or exceeds all of the standards of the legislation, we believe that sales will increase dramatically in 2014. Since the ProTek system is currently in production and has been tested and proven, it is expected Intertek will be the first to market with an acceptable system and therefore we estimate their revenues to increase over the next three years. We have also received inquiries regarding similar systems for other emergency vehicles as well as school buses.

Because of the previous success of the Bend Sensor®  technology in medical devises, with its unique medical bed, Haemoband Surgical an Ireland based company contracted Flexpoint to develop a sensor to be used by a doctor as they perform a colonoscopy procedure. During 2013, we completed the first two phases of the project and received milestone payments for each phase of the development. The next phase will include several working colonoscope devices and the associated electronics in preparation for successful medical trails and gathering the information necessary for completion of the required governmental certifications. Haemoband Surgical has experience in medical markets they were the first to launch an automatic multi-action, pre-loaded disposable ligator worldwide. Haemoband Surgical works to the highest levels of quality possible and has achieved many quality certifications. The most recent of which is a FDA 510k clearance. It is anticipated, upon approvals and certifications of the product, that we will enter into a long term Manufacturing and Supply agreement with Haemoband.

Through our relationship with Bend Tech LLC, we received initial funding for the development of a smart shoe that will show and collect real time data that can be used for future training and comparisons. The intent of the data points is to provide comprehensive information for analysis about an athlete’s balance, weight distribution, foot strikes and performance. Due to the advancements in the electronics and software, use along with our Bend Sensor® such data points can be communicated to a smart phone or other devise at the time of the activity or stored for later analysis. These technologies include among other things, miniaturized printed circuit boards, (PCB's), innovative wireless communication systems, long life miniature batteries, blue tooth technologies and "smart phone" interface.  These technologies have immediate application in sport shoes and sports related equipment. Equipped with the advanced communications, the smart shoe, sensor equipped golf shaft and the associated electronics Bend Tech intends to market this fully integrated system to the golf industry as a real time training devise. To this end the Company, Bend Tech LLC, and Max Out Golf have entered into an alliance for the further development and marketing of this fully integrated high tech golf training aid utilizing our Bend Sensor® technology. Max Out Golf was the originator of golf's high tech performance fitting systems and golf simulators. Their state of the art industry leading technology and High Definition Cameras accurately measure golf shot metrics. Max Out Golf Simulators are simply the best, most accurate way to improve your golf game and has been featured in several national golf publications along with an early spot on the Golf Channel. Approximately 26 million U.S. golfers helped the industry generate $69 billion in revenue in 2011, according to the latest data from market researcher SRI International. While that is down from $76 billion in a 2005 SRI study, it tops revenue from such professional spectator sports as baseball, basketball, football and hockey combined, according to the Census Bureau. Add in the spillover effect on industries such as tourism, and the golf economy expands to $177 billion.

COMPETITION

The sensor business is highly competitive and competition is expected to continue to increase.  We will compete directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market.  So far we do not have an established long term customer base that orders products on a constant basis and we will encounter a high degree of competition as we develop a larger customer base.

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

In the medical electronics field, our competitors are the numerous potentiometer manufacturers.  In the auto seat field our competitors are the numerous capacitive, piezo, infrared, force sensor resister, “fsr”, and ultrasonic sensor manufacturers.  Such competitors may use their economic strength and relationships to influence the market to continue to buy their existing products.  One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with our products.  New competitors may emerge and may develop products and capabilities which compete directly with our products.  No assurance can be given that we will be successful in competing in the industries identified or in other industries that would benefit from our Bend Sensor® technology..

We intend to compete by offering products that have enhanced value, added features, ease of use, functionality, compatibility, reliability, comparable price, quality and support.  Management also believes our intellectual property provides an advantage over current competitors.  Although management believes that our products will be well received in the various sensor  markets because of their innovative features, performance characteristics and cost-effective pricing, there can be no assurance that comparable or superior products incorporating more advanced technology or other features or having better price or performance characteristics will not be introduced by competitors with greater resources than ours.

PATENTS AND INTELLECTUAL PROPERTY

We regard certain of our designs as proprietary and attempt to protect them with patents and by restricting disclosure of the designs as trade secrets.  We have nine issued patents for our Bend Sensor® technology and have exclusive rights to additional patents and intellectual property, and are in the process of preparing additional patents for new types of sensors and devises using our technology. Due to the joint development of the medical bed product, we believe we also have claims and protection under the patents filed for this specific application. Sensitron owns eight United States patents and one foreign patent related to the Bend Sensor® technology.  Patents do expire and it will be necessary for us to file patents in the United States and in various foreign countries for each application, we develop so that it is protected from competition.  Our earliest patent expired December 2013; however, we have improved these technologies and met with legal counsel to determine if the improvements made will extend the life of our oldest patent. We also have products that use our unique sensor technology and we are exploring the viability of filing new patents based on the enhancements and the specific applications or value added products.  We must file patents on any technology for which we develop enhancements that contain material improvements to the original technology, thereby extending the original life of our original patents.  We are aware of three potentially conflicting patents which we believe will not affect our current or planned use of our technology.

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

MAJOR CUSTOMERS

Currently the Company has a limited customer base and historically revenues have not been sufficient to support our current operations. For the year ending 2013 three customer’s represented about 50% of the Company’s revenue. This high concentration was primarily related to engineering and design work in the automotive and medical industries. The Company does not have any backlog of production of our Bend Sensor® products. Because our technology uses raw materials that are readily available throughout the world, we have never had an environmental complaint or issue.

RESEARCH AND DEVELOPMENT

Although we hold the patent to the basic Bend Sensor® technology, as well as other applications, there will be other competitors working to develop competing technologies.  To stay on the forefront of the technology, and to serve the needs of the customer, we will need to aggressively pursue improvements to existing systems and develop new systems as well.  For the year ended December 31, 2013 we spent $237,638 in research and development, primarily enhancing specific applications for the automotive, medical and sports industries with our Bend Sensor® technology, and testing Bend Sensor® applications for and in new products.  Compared to $253,921 spent on research and development for the year ended December 31, 2012 related to development engineering for new product development resulting in potential of new patents and testing of products for marketable applications.

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

EMPLOYEES

As of the date of this filing we have 3 full time employees and employ 3-5 sub-contractors and multiple consultants. Until we are under full production with some of our products we will continue to use sub-contractors and consultants which helps to keep our overall labor cost to a minimum. Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Factors Affecting Future Performance

We have a history of losses and may never become profitable.

We are currently unable to fund our day-to-day operations from revenues and the lack of revenues has impeded our continued growth and has caused delays in our business development.  We have generated operating capital from our private placements completed in March 2005 and June and September 2007 and the use of convertible notes that have helped fund our operations in the past.  For 2013, we had negative cash flows from operating activities of $531,803 and as of the date of this filing we are unsure that total revenues in 2014 will be sufficient to support our planned manufacturing operations, pay off existing debt and fund all of our research and development. In addition, with the economic uncertainties we have had to further expand our business activities to include additional markets; therefore, we anticipate needing to raise an additional $600,000 to $1 million in funding. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the Company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern

We may not have adequate experience to successfully manage anticipated growth.

Since emerging from bankruptcy we restructured our management team and brought in an experienced group of executive level management personnel to direct and grow our business operations.  However, we may not be equipped to successfully manage any possible future periods of rapid growth or expansion, which could be expected to place a significant strain on our managerial, operating, financial and other resources.  Our future performance will depend, in part, on our ability to manage growth effectively, which will require us to:

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

Economic uncertainties will delay or eliminate new technological investments

Due to the downturn in the global economy and financial uncertainties, automakers and other potential customers could delay, significantly curtail or altogether eliminate any further investment in new technology including the Bend Sensor® technology, until the global financial markets and economies stabilize. Due to our limited cash resources any delays in bringing our products and technology to market could have a material adverse effect on our ability to continue as a going concern

Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to capture increased market share.

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

ITEM 2.  PROPERTIES

We currently occupy approximately 11,639 square feet of office and manufacturing space from F.G.B.P., L.L.C. In March 2011, the Company extended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the terms of the extended operating lease the average monthly payments were $7,950, including common area maintenance through December 31, 2014. This amount increases by $500 per month in each of the following two years. This facility has executive offices and space for research and development and manufacturing. The building is located in a business park in Draper, Utah consisting primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.

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

On April 9, 2013, the parties of the above referenced litigation reached a favorable universal settlement agreement that reinforces the Company's rights to the intellectual properties and their related products, including the medical bed. In order to secure the Company had exclusive rights to all patents and intellectual properties associated with this litigation the Company advanced to Mr. deGreef $25,000 to bring current all of the filing and maintenance fees for the patents detailed in the law suit. The advance is secured by a promissory note with an annual interest rate of 10% to be paid no later than December 31, 2015.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the Financial Industry Regulatory Authority (“FINRA”) OTC Bulletin Board under the symbol “FLXT.” The following table lists the range for the high and low trading prices of our common stock for each quarter for the years ended December 31, 2013 and 2012, respectively, as reported by the OTC Bulletin Board.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2013		2012
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$0.09 0.10 0.10 0.10	$0.05 0.04 0.04 0.04	$0.17 0.13 0.13 0.17	$0.07 0.06 0.07 0.10

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

HOLDERS

As of March 30, 2014, we had 469 stockholders of record of our common stock, which does not include “street accounts” of securities brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

On April 15, 2013 the Company issued 344,900 restricted shares of stock at an aggregate of $0.09 per share in lieu of cash, to Sukhminder “Bobby” Bedi for marketing consultant services and cancelled $30,000 of Company debt.  We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On July 5, 2013 in lieu of paying cash for investor relations services to an outside consultant the Company issued 1,550,000 restricted shares to Compass Equity Partners, LLC and canceled the Company’s debt of $100,000. The debt was converted at $.06 per share and the fair value of the shares at the time of payment was $.041 per share. The difference resulted in the recognition of a gain on conversion of debt of $36,450. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On July 15, 2013 in lieu of paying cash for investor relations services to an outside consultant the Company issued 2,000,000 restricted shares to Liberty Partners, LLC and canceled the Company’s debt of $120,000. The debt was converted at $.06 per share and the fair value of the shares at the time of payment was $.044 per share. The difference resulted in the recognition of a gain on conversion of debt of $32,000. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On December 31, 2013, the Company released 3,750,000 restricted shares of stock out of escrow to retire the balance of the SRX International, Inc. and Empire Fund Management, LLC lines of credit and all accrued interest.  Each debt was converted at the stated conversion rate of the note, SRX International, Inc., at $0.10 per share, and Empire Management, LLC at $0.08 per share.  The fair market value was $0.05 per share on the date of conversion this difference resulted in the recognition of a gain on conversion of debt of $38,273. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

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

We emerged from Chapter 11 bankruptcy on February 24, 2004 and since that time we have leased a manufacturing facility, purchased necessary equipment to establish a production line, negotiated contracts, manufactured and improved our patented Bend Sensor® technology devices, developed additional applications for the technology and conducted testing on those devices and applications. When volumes dictate our goal will be to qualify our production line and facility as an ISO/TS 16949 production line and facility as it is required for manufacturing automotive and related parts. Until such time as we have sufficient volumes we have entered into an agreement with the Walker Component Group to assist in meeting these qualifications now. The Walker Component Group is a well-established manufacturing company with expertise and certifications, including ISO 9001:2008, ROHS and REACH certifications that will dramatically enhance Flexpoint’s assembly infrastructure and assist to market products such as those that have been developed with HTK Engineering and InterTek. With numerous Fortune 100 clients, the Walker Component Group will add considerable experience, prestige, and confidence to every project that it enters into with Flexpoint. This agreement will increase the marketability of our products to automotive Tier 1 and major parts suppliers.

Finalizing long-term, constant revenue generating production contracts with our existing and other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan we will need to raise additional operating capital. Over the last year we have made significant progress within the automotive and other industry and based upon that progress we believe that over the next twelve months we will have signed various long-term contracts that should produce sufficient volumes to provide ongoing revenues streams to support our operations. In anticipation of manufacturing products for the automotive industry we have entered into a manufacturing agreement with the Walker Component Group which is already TS16949 certified manufacturer and will provide the needed certifications for such contracts. As it becomes economically feasible we will begin the process to have our manufacturing facility certified as a TS 16949 manufacturer. However with the agreement with the Walker Component Group we do not anticipate the need for such certification in the near future.

While all sectors of the economy have experienced difficult times over the past three years, many including the automotive industry have seen some turn around in overall sales. Worldwide automakers are now faced with the challenge of providing a safer, more energy efficient, longer lasting product that consumers’ can afford. This has required automakers to search new and innovative ways to lower the overall weight of the vehicle and to improve its fuel efficiencies, while lowering the cost. We continue to experience an increased interest regarding automotive and other potential applications for our sensor technology because we meet this criteria. With its versatility, light weight single layer construction and the fact that it is currently being used in various safety devices the Bend Sensor® is positioned well to meet the challenges that the automobile industry is facing.

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

Since emerging from bankruptcy and for the past twelve months we have relied on the proceeds of convertible loans from existing shareholder and private placements.  During 2012 the Company issued 4,045,700 in restricted common shares of stock in lieu of cash and cancelled $431,622 in Company debt. The shares were issued to satisfy the Company’s obligations for investor relations, sales and marketing expense and insurance expense associated with directors and officers insurance. The Company also issued 5,500,000 in restricted common shares of stock to retire $524,992 of the outstanding convertible notes, including an agreement with Maestro Investment LLC for a $500,000 line of credit secured by 1,666,667 of our restricted stock escrowed in November 2010.

During 2013, the Company secured financing to fund its operations by issuing additional convertible notes to Capital Communications LLC, the balance of which was $525,000 as of December 31, 2013. The notes have an annual interest rate of 10%, have various maturity dates, and are secured by the Company’s business assets. On December 31, 2013, the Company extended all of the maturity dates to June 30, 2014. During the year, the Company also issued 3,894,900 in restricted common shares of stock in lieu of cash and cancelled $250,000 in debt related to investor relations and sales and marketing services. The Company also issued 3,750,000 shares to retire $287,525 of convertible notes payable and the associated accrued interest.

Management believes that our current cash burn rate is approximately $50,000 per month and that proceeds from additional convertible notes and estimated revenues for engineering design and prototype products will be sufficient to fund the next twelve months of operations.  Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our current purchase orders and anticipated purchase orders over the next twelve months our projected revenues by the end of 2014 should be sufficient to cover our projected operations based on our current burn rate. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will meet the volumes that we anticipate.

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

As we enter into new agreements, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs. If we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and/or royalties related to these agreements. However, we have formalized only a few agreements during the past three years and there can be no assurance that the agreements will generate sufficient revenues or be profitable in the future or that a desired technological application will be successful enough to produce the volumes and profits necessary to fund our operations.

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2013 consist of our monthly lease and total current liabilities of $995,367, which includes $560,347 in convertible notes, net of discount of $4,653, from existing shareholders and lines of credit. Our long term lease of our manufacturing facility expires as of December 31, 2014. We are currently in our final year of the extended lease and are paying $8,950 per month. We anticipate extending the least terms beyond 2014.

Our total current liabilities include accounts payable of $218,198 related to normal operating expenses, including health insurance, utilities, production supplies, legal expenses and travel expense.  Accrued liabilities at December 31, 2013, were $206,822 and were related to payroll tax liabilities, tax expenses, investor relations consulting, and accrued Paid Time Off, a combination vacation-sick leave policy.

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

We annually test long-lived assets for impairment or when a triggering event occurs. Impairment is indicated if if undiscounted cash flows are less than the carrying value of the assets.  The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2013 and 2012, respectively. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

The recorded value of goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy, net of prior adjustments for impairment of $459,497. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs using a fair value approach. A fair-value-based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its net assets. This test requires various judgments and estimates. The fair value of the Company is allocated to the Company’s assets and liabilities based upon their fair values with the excess fair value allocated to goodwill. An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value. Under similar analysis no impairment charge was taken during the twelve months ending December 31, 2013 and $208,747 in 2012, respectively. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation (formerly FASB Statement No. 123(R)), the pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2013 and 2012 we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options that will be recognized based upon the current grants issued.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries, Sensitron, Inc. and Flexpoint International, LLC and should be read in conjunction with our audited financial statements for the years ended December 31, 2013 and 2012.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS
	For the year ended	For the year ended
	December 31, 2013	December 31, 2012
Engineering, contract and testing revenue	$ 100,754	$ 47,546
Total operating costs and expenses	(1,045,971)	(1,421,028)
Net other income (expense)	(15,252)	323,082
Net loss	(960,459)	(1,050,400)
Basic and diluted loss per common share	(0.02)	(0.03)

Our revenue for the 2013 and 2012 years was primarily from design and development engineering, prototype products and our fully integrated products. Revenue from research and development engineering and prototype product contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer. Management anticipates that revenue will increase as we continue to provide engineering services and our customers continue to order more frequently and in larger quantities.

Total operating costs and expenses decreased in 2013 when compared to 2012 by $375,057. The decrease is primarily due to the recognition of an impairment of goodwill during 2012 of $208,747. The Company has also made efforts to lower administrative, marketing expense and legal expenses. During the years ending December 31, 2013 and 2012, the Company recognized a gain on the conversion of notes payable of $106,723 and $371,021, respectively. Administrative and marketing expenses decreased to $681,801 for 2013 compared to $845,843 in 2012, the decrease is primarily due to decrease in legal fees related to the litigation with R&D Company. The cost of revenue and amortization of patents and proprietary technology expense remained relatively the same.

Total other income (expense) for the year ending December 31, 2013 was an expense of $15,242 compared to an income of $323,082 in 2012. The difference is due the recognition of $371,021 gain on the conversation of notes payable during 2012 compared to only $106,723 during the same time period in 2013.  The gain on the note conversion is due to the difference between the contractual conversion rate and the fair value of the stock issued at the date of conversion. We also received forgiveness of debt of $27,324 for the year ended December 31, 2013 associated with legal fees from prior years. No such forgiveness was recognized in the prior year.

As we continued to mature in to manufacturing company our engineering design and production revenues increased as a percent of our total revenue during the year ending December 31, 2013.  As we expand and sell our existing suite of products and as we grow the relationship with our customers we expect this trend to continue in the future. We are not able to guarantee that our operating losses will be reduced in the short term.

The chart below presents a summary of our consolidated balance sheets at December 31, 2013 and 2012.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended December 31, 2013	Year ended December 31, 2012
Cash and cash equivalents	$ 35,221	42,024
Total current assets	85,060	69,183
Total assets	5,421,394	5,598,750
Total liabilities	995,367	790,929
Deficit accumulated during the development stage	(20,408,279)	(19,447,820)
Total stockholder’s equity	$ 4,426,027	$ 4,807,821

Cash and cash equivalents decreased in 2013 compared to 2012 by $6,803. The decrease in cash is the result of higher sales and marketing expenses during the year that helped to increase revenues from $47,546 to $100,754. Until our revenue increases, our cash and assets will decrease as we fund our operations. As we expand our customer base and product offerings we will need to raise additional operating capital during the first three quarters 2014. It is expected that this will be accomplished by issuing stock, securing additional loans from related parties and existing shareholders, or through the licensing of our technology. We anticipate needing to raise an approximate $750,000 in funding to support our existing operations and our anticipated growth during the last half of 2014.

Our current assets increased to $85,060 during the year ending December 31, 2013 compared to $69,183 during the same period in 2012. This increase is primarily due to a $25,000 note receivable related to the settlement agreement between the Company, R&D Products and Mr. deGreef. Our non-current assets decreased at December 31, 2013 compared to 2012 due to the depreciation and amortization associated with our long-lived assets. These assets include, after adjustments, property and equipment valued at $59,378, patents and proprietary technology of $373,489, goodwill of $4,896,917, and deposits of $6,550 for the leased facility.

Accrued liabilities increased at December 31, 2013 by $23,124 when compared to December 31, 2012. The increase is primarily due to the issue of additional convertible notes and the interest associated with such notes. Total liabilities increased by $204,438 at December 31, 2013, as a result of the increase in accrued liabilities and the issue of additional convertible notes during 2013

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets – December 31, 2013 and 2012	22

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012 and for the Cumulative Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2013	23

Consolidated Statements of Stockholders’ Equity for the Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2013	24 - 25

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and for the Cumulative Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2013	26

Notes to Consolidated Financial Statements	27 - 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. and subsidiaries (a development stage company) (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has not earned any appreciable revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2013 and 2012 and for the cumulative period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2013. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sadler, Gibb & Associates

SADLER, GIBB & ASSOCIATES, LLC

Salt Lake City, Utah

April 1, 2014

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$ 35,221	$ 42,024
Accounts receivable	6,425	7,688
Inventory	6,584	5,667
Notes receivable	25,000	-
Deposits and prepaid expenses	11,830	13,804
Total Current Assets	85,060	69,183
Long-Term Deposits	6,550	16,500
Property and Equipment, net of accumulated depreciation
of $527,016 and $450,755	59,378	135,639
Patents and Proprietary Technology, net of accumulated
amortization of $587,496 and $480,474	373,489	480,511
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,421,394	$ 5,598,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 212,142	$ 268,512
Accounts payable - related party	6,056	11,194
Accrued liabilities	206,822	183,698
Deferred Revenue	10,000	-
Convertible notes payable , net of discount of $4,653 and $0	520,347	287,525
Convertible notes payable to related party	40,000	40,000
Total Liabilities	995,367	790,929

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
53,377,114 shares and 45,732,214 shares issued and outstanding	53,377	45,732
Additional paid-in capital	24,780,929	24,209,909
Deficit accumulated during the development stage	(20,408,279)	(19,447,820)
Total Stockholders' Equity	4,426,027	4,807,821
Total Liabilities and Stockholders' Equity	$ 5,421,394	$ 5,598,750

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence
	For the Years		from Bankruptcy)
	Ended December 31,		through
	2013	2012	December 31, 2013

Engineering, Contract and Testing Revenue	$ 100,754	$ 47,546	$ 1,046,414

Operating Costs and Expenses
Amortization of patents and proprietary technology	107,023	104,236	1,263,373
Cost of revenue	19,509	8,281	194,627
Administrative and marketing expense	681,801	845,843	13,662,510
Research and development expense	237,638	253,921	3,489,250
Impairment of long-lived assets	-	208,747	1,006,059
Total Operating Costs and Expenses	1,045,971	1,421,028	19,615,819

Other Income (Expense)
Interest expense	(149,353)	(47,993)	(2,527,130)
Interest income	64	54	131,938
Sublease rent income	-	-	11,340
Debt forgiveness	27,324		27,324
Other income (expense)	-	-	218
Gain (loss) on sales of equipment	-	-	(810)
Gain (loss) on stock debt exchange	106,723	371,021	518,246
Net Other Income (Expense)	(15,242)	323,082	(1,838,874)

Net Loss	$ (960,459)	$ (1,050,400)	$ (20,408,279)

Basic and Diluted Loss Per Common Share	$ (0.02)	$ (0.03)

Basic and Diluted Weighted-Average
Common Shares Outstanding	48,229,045	39,770,710

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2013

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity
Balance-February 24, 2004 (Date of Emergence from Bankruptcy)	14,098,202	14,098	$4,952,166	$ -	$ -	$4,966,264
Beneficial debt conversion option	-	-	1,500,000	-	-	1,500,000
Conversion of note payable, March 31 and May 19, 2004, $0 .50 per share	3,000,000	3,000	1,497,000	-	-	1,500,000
Issuance for consulting services, March 3, 2004, $1.15 per share	100,000	100	114,580		-	114,680
Stock based compensation from 650,000 warrants issued on March 3, 2004 for consulting services	-	-	731,328	-	-	731,328
Issuance for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC,
a company controlled by a stockholder, March 31, 2004, $1.21 per share	1,600,000	1,600	1,929,709	-	-	1,931,309
Issuance for compensation, November 24, 2004, $1.48 per share	1,200,000	1,200	1,774,800	-	-	1,776,000
Net loss	-	-	-	-	(4,510,726)	(4,510,726)
Balance-December 31, 2004	19,998,202	19,998	12,499,583	-	(4,510,726)	8,008,855
Issuance of common stock at $0.77 per share and 2,836,335 warrants at $0.61 per warrant for cash, net of $347,294 cash offering costs, 140,000 common shares
and 140,000 warrants, January through March 2005	2,976,335	2,976	3,904,231	-	-	3,907,207
Issuance of 30,000 warrants at $1.38 per warrant for services, July 2005	-	-	41,300	-	-	41,300
Issuance of common stock at $1.73 per share, as compensation to a
director of the Company for services, August 2005	18,350	18	31,727	-	-	31,745
Net loss	-	-	-	-	(1,770,020)	(1,770,020)
Balance - December 31, 2005	22,992,887	22,992	16,476,841	-	(6,280,746)	10,219,087
Stock-based employee compensation from stock options	-	-	827,718	-	-	827,718
Exercise of warrants, $0.70 per share, for cash, June 2006	300,000	300	209,700	-	-	210,000
Net loss	-	-	-	-	(2,512,836)	(2,512,836)
Balance - December 31, 2006	23,292,887	23,292	17,514,259	-	8,793,582)	8,743,969
Issuance of common stock at $1.00 per share - June 2007	1,000,000	1,000	999,000	-	-	1,000,000
Issuance of common stock at $1.00 per share - September 2007	500,000	500	499,500	-	-	500,000
Stock-based employee compensation from stock options	-	-	578,649	-	-	578,649
Expiration of warrants, July through September 2007	-	-	-	-	-	-
Net loss	-	-	-	-	(2,458,469)	(2,458,469)
Balance - December 31, 2007	24,792,887	24,792	19,591,408	-	(11,252,051)	8,364,149
Stock-based employee compensation from stock options	-	-	237,299	-	-	237,299
Stock-based conversion feature on notes payable	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	(2,000,962)	(2,000,962)
Balance - December 31, 2008	24,792,887	24,792	19,888,707	-	(13,253,013)	6,660,486
Conversion of note payable, November 2009, $0.25 per share	120,000	120	29,880	-	-	30,000
Issuance for services, December 2009, $0.20 per share	1,668,000	1,668	333,332	-	-	335,000
Stock-based employee compensation from stock options	-	-	122,467	-	-	122,467
Stock-based conversion feature on notes payable	-	-	274,026	-	-	274,026
Expiration of warrants September 2009	-	-	-	-	-	-
Net loss	-	-	-	-	(1,690,721)	(1,690,721)
Balance - December 31, 2009	26,580,887	$ 26,580	$20,648,412	$ -	$(14,943,734)	$ 5,731,258

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from February 24, 2004 (Date of Emergence from Bankruptcy) through December 31, 2013 - [Continued]

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity
Balance - December 31, 2009	26,580,887	$ 26,580	$ 20,648,412	$ -	$ (14,943,734)	$ 5,731,258
Issuance for Services at $0.35 per share, March 15, 2010	17,500	17	6,033	-	-	6,050
Issuance for Services at $0.20 per share, September 3, 2010	910,000	910	179,090	-	-	180,000
Issuance for Services at $0.26 per share, October 22, 2010	310,000	310	81,371	-	-	81,682
Issuance for Services at $0.25 per share, November 5, 2010	320,000	320	79,680	-	-	80,000
Conversion of note payable at $0.23 per share, November 5, 2010	7,590,663	7,591	1,738,808	(50,000)	-	1,696,399
Employee options exercised @ $0.33 per share, December 15, 2010	15,000	15	4,935	-	-	4,950
Employee options exercised @ $0.33 per share, December 23, 2010	10,714	11	3,525	-	-	3,536
Stock-based employee compensation from stock options	-	-	65,308	-	-	65,308
Stock-based conversion feature on notes payable	-	-	225,466	-	-	225,466
Net loss	-	-	-	-	(1,837,128)	(1,837,128)
Balance - December 31, 2010	35,754,764	35,754	23,032,628	(50,000)	(16,780,863)	6,237,520
Issuance for Services at $0.33 per share, January 31, 2011	90,250	91	29,910	-	-	30,000
Issuance for Services at $0.45 per share, February 8, 2011	200,000	200	89,800	-	-	90,000
Issuance for Services at $0.47 per shares, July 6, 2011	31,736	32	14,968	-	-	15,000
Issuance for Services at $0.36 per share, July 6, 2011	41,164	410	14,959	-	-	15,000
Issuance for Services at $0.22 per share, December 31, 2011	68,600	69	14,931	-	-	15,000
Proceeds from collection of Subscription Receivable	-	-	-	50,000	-	50,000
Stock-based employee compensation from stock options	-	-	43,408	-	-	43,408
Net loss	-	-	-	-	(1,616,557)	(1,616,557)
Balance - December 31, 2011	36,186,514	36,187	23,240,604	-	(18,397,420)	4,879,371
Issuance for Services at $.16 per share, February 2, 2012	91,100	91	14,909	-	-	15,000
Conversion of note payable at $.20 per share, April 10, 2012	2,500,000	2,500	222,500	-	-	225,500
Issuance for Services at $.13 per share, July 31, 2012	112,700	113	14,887	-	-	15,000
Issuance for Services at $.09 per share, July 31, 2012	161,900	161	14,839	-	-	15,000
Issuance for Services at $.16 per share, August 24, 2012	1,600,000	1,600	253,400	-	-	255,000
Issuance for Services at $.10 per share, August 24, 2012	1,750,000	1,750	173,250	-	-	175,000
Conversion of note payable at $.10 per share, October 11, 2012	1,500,000	1,500	118,500	-	-	120,000
Issuance for Services at $.08 per share on December 12, 2012	330,000	330	31,020	-	-	31,350
Conversion of note payable at $.10 per share on December 26, 2012	1,500,000	1,500	126,000	-	-	127,500
Net loss					(1,050,400)	(1,050,400)
Balance - December 31, 2012	45,732,214	45,732	24,209,909	-	(19,477,820)	4,807,821
Discount on notes payable for difference of conversion rate & FMV	-	-	74,284	-	-	74,284
Issuance for services at $.09 per share, April 15, 2013	344,900	345	29,655	-	-	30,000
Issuance for services at $.06 per share, July 5, 2013	1,550,000	1,550	62,000	-	-	63,550
Issuance for services at $.06 per share, July 15, 2013	2,000,000	2,000	86,000	-	-	88,000
Conversion of note payable at $.08 per share, December 31, 2013	3,750,000	3,750	319,081	-	-	322,831
Net loss	-	-	-	-	(960,459)	(960,459)
Balance - December 31, 2013	53,377,114	53,377	24,780,929	$ -	$ (20,408,279)	$ 4,426,027

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence from
			Bankruptcy)
	For the Years		Through
	Ended December 31,		December 31,
	2013	2012	2013
Cash Flows from Operating Activities:
Net loss	$ (960,459)	$ (1,050,400)	$ (20,408,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76,261	76,251	1,174,205
Amortization of patents and proprietary technology	107,023	104,236	1,263,373
Impairment of long-lived assets	--	208,747	1,006,059
Issuance of common stock and warrants for services	181,550	506,350	4,230,685
Expenses paid by increase in convertible note payable	--	--	82,200
Amortization of discount on note payable	69,633	--	2,300,287
Stock-based compensation expense for employees	--	--	1,874,849
Loss on asset disposal	--	--	2,437
Loss on extinguishment of debt	--	--	22,966
(Gain)/loss on conversion of notes payable to common stock	(106,723)	(371,021)	(469,944)
Gain on forgiveness of debt	(27,324)	--	(27,324)
Bad debt expense	--	3,000	13,638
Changes in operating assets and liabilities:
Accounts receivable	1,263	11,031	(22,061)
Notes receivable	(25,000)	--	(25,000)
Inventory	(917)	2,511	(6,584)
Deposits and prepaid expenses	11,924	(2,091)	(18,380)
Accounts payable	(29,046)	20,121	33,359
Accounts payable – related party	(5,139)	(1,893)	6,056
Accrued liabilities	165,151	(49,637)	389,876
Deferred revenue	10,000	--	(333,750)
Net Cash Used in Operating Activities	(531,803)	(542,795)	(8,911,332)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	--	--	(200,119)
Payments for patents	--	--	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	--	--	(265,000)
Net Cash Used in Investing Activities	--	--	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock, warrants and options	--	--	5,622,157
Proceeds from subscriptions receivable	--	--	50,000
Principal payments on notes payable - related parties	--	(10,000)	(520,300)
Payments on convertible notes payable		(37,475)	(37,475)
Proceeds from notes payable - related parties	--	--	495,300
Proceeds from borrowings under convertible note payable	525,000	625,000	3,845,807
Net Cash Provided by Financing Activities	525,000	577,525	9,455,489
Net Change in Cash and Cash Equivalents	(6,803)	34,730	33,170
Cash and Cash Equivalents at Beginning of Period	42,024	7,294	2,051
Cash and Cash Equivalents at End of Period	$ 35,221	$ 42,024	$ 35,221
Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --	$ --
Cash paid for interest	$ --	$ --	$ 16,955
Supplemental Disclosure on Noncash Investing and Financing Activities
Stock issued for debt	$ --	$ 472,500	$ 795,025
Stock issued for accrued liabilities	173,608		$ 173,608
Outstanding notes payable converted to stock	--	--	3,218,599
Expiration of warrants outstanding	--	--	2,361,785
Subscription receivable	--	--	50,000
Recognition of discounts on convertible notes payable	74,284	--	2,143,287
Extinguishment of unamortized discounts on modified convertible notes payable	--	--	(17,477)

The accompanying notes are an integral part of these consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah and is a development stage company. The Company’s development stage activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s planned operations, which have not yet commenced at a commercial level, are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2013 the Company continued to manufacture products and sensors on a limited basis and provide engineering and design work, but was not at a commercially sustainable level.

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

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. The cash and equivalents of $35,221 represent cash on deposit in various bank accounts with a local financial institution.

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

Business Condition – The Company suffered losses of $960,459 and $1,050,400 and used cash in operating activities of $531,803 and $542,795 during the years ended December 31, 2013 and 2012, respectively.  At December 31, 2013, the Company had an accumulated deficit of $20,408,279. The Company is in the development stage and has not earned any appreciable revenue during the period from February 24, 2004 (date of emergence from bankruptcy) through December 31, 2013. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2013 the Company raised $3,451,391 in additional capital, including accrued interest, through the issuance of long and short-term notes to related and other parties. All of the notes had an annual interest rate of 10% to 12% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $.05 to $.25 per share with maturity dates from March 31, 2008 to December 31, 2013. However prior to December 31, 2013 all but $560,347 of the convertible notes were converted to an aggregate of 16,960,663 shares of the Company's restricted common stock at an average share price of about $.17 per share. These totals include the conversion of the Maestro Investment

LLC line of credit entered into November 2, 2010 and similar debt instruments issued and their conversion over the past three years.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the year ended December 31, 2013.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the year ended December 31, 2013.

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

Stock-Based Compensation – In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Topic 718, Stock Compensation (formerly, FASB Statement No. 123R Revised 2004), “Share-Based Payment” (“SFAS No.123R”).  SFAS No. 123R supersedes APB 25, under the new pronouncement the Company is required to recognize the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.  Under APB 25, no compensation was recorded in earnings for the Company’s stock-based options granted under the 2005 Stock Incentive Plan (the “Plan”).  Under ASC 718, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period.  On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, for its share-based compensations plans and began recognizing the unvested portion of employee compensation from stock options and awards equal to the unamortized grant-date fair value over the remaining vesting period. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.  For the years ended December 31, 2013 and 2012, the Company recognized expense for stock-based compensation under ASC 718 of $0 and $0, respectively.

EXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2013, there were outstanding options to purchase 2,024,000 shares of common stock. These options were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $76,261 and $76,251 for the years ended December 31, 2013 and 2012, respectively and is included in the administrative and marketing expense on the statement of operations.   No impairment was recognized during the twelve months ended December 31, 2013.  Property and equipment at December 31, 2013 and 2012 consisted of the following:

Property and Equipment
December 31,	2013	2012

Machinery and equipment	$532,053	$532,053
Office equipment	40,455	40,455
Furniture and fixtures	13,470	13,470
Software	416	416

Total Property and Equipment	586,394	586,394

Less: Accumulated depreciation	(527,016)	(450,755)

Net Property and Equipment	$59,378	$135,639

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2013 and 2012 were as follows:

December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 161,903	$ (96,979)	$ 64,924
Proprietary Technology	799,082	(490,517)	308,565
Total Amortizing Asset	$ 960,985	$ (587,496)	$ 373,489

December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 161,903	$ (79,230)	$ 82,673
Proprietary Technology	799,082	(401,244)	397,838
Total Amortizing Asset	$ 960,985	$ (480,474)	$ 480,511

Patent amortization was $17,749 and $17,648 for the year ended December 31, 2013 and 2012, respectively. Amortization related to proprietary technology was $89,273 and $86,586 for the years ended December 31, 2013 and 2012.  Patent and proprietary technology amortization is charged to operations.

Estimated aggregate amortization expense for each of the next four years is $104,236 per year.

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

NOTE 4 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2013 and 2012 respectively.  The components of the net deferred tax asset as of December 31, 2013 and 2012, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2013	2012
Operating loss carry forwards	$ 7,458,912	$ 7,090,470
Property and equipment	33,324	26,617
Patents and proprietary technology	76,130	77,637
Stock-based compensation	701,178	701,178
Total Deferred Tax Assets	$ 8,269,544	$ 7,895,902
Valuation allowance	(8,269,544)	(7,895,902)
Net Deferred Tax Asset	$ --	$ --

Federal and state net operating loss carry forwards at December 31, 2013 and 2012 were $19,807,911 and $18,319,284, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards begin to expire in 2020.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2013 and 2012, respectively:

For the Years Ended December 31,	2013	2012
Tax at statutory rate (34%)	$ (326,556)	$ (353,712)
Non-deductible expenses	5,200	3,447
Change in valuation allowance	363,450	384,595
State tax benefit, net of federal tax effect	(31,694)	(34,330)
Provision for Income Taxes	$ --	$ --

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2013, and 2012, the Company did not recognized any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance sheet at December 31, 2013 and 2012 relating to unrecognized benefits.

The tax years 2013, 2012, 2011, 2010 and 2009 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On November 2, 2010 the Company secured a $500,000 line of credit from Maestro Investments. LLC. Under the terms and conditions of the line of credit the Company could draw against the line as needed to fund operations. The line has a fixed interest rate of 12% per annum and the principle amount of all draws and outstanding interest is due and payable on or before December 31, 2012.  The note has a conversion feature that provides Maestro with the option to convert any outstanding balance of the note to the Company's restricted common shares at $0.30 per share, or other amount to be agreed upon. Due to the recent decline in the Company's stock price the Company has agreed to issue an additional 833,333 shares as collateral for the line of credit for a total of 2,500,000 escrowed shares. The line of credit is secured by the Company's assets including, but not limited to, business furniture, fixtures and equipment. On April 10, 2012 the Company issued 2,500,000 restricted common shares at $0.20 per share and retired the $500,000 line of credit and accrued interest. As of the date of issuance the fair market share price was $.09 per share. Due to the difference between the market price and conversion price the Company recognized a gain on conversion of $323,249

On August 8, 2011 the Company issued a promissory note for $40,00 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The principle amount of the note, and all accrued interest was due and payable on or before July 31, 2012 and has a conversion feature for restricted common shares at $.20 per share. Management is negotiating to extend this note under similar terms or convert the note and accrued interest for restricted common shares.

On December 28, 2011, the Company issued a promissory note for $10,000 to an existing shareholder. The note had an annual interest rate of 10% and was secured by the Company's equipment. The principle amount of the note, and all accrued interest was due and payable on or before July 31, 2012 and had a conversion feature for restricted common shares at $0.20 per share. On February 13, 2012 the Company, paid the original note dated December 28, 2011 and issued a new promissory note in the amount of $10,128 including accrued interest. The new note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before September 30, 2012 and has a conversion feature for restricted common shares at $0.15 per share. This note was extended to December 31, 2012.

During 2012, the Company issued multiple promissory notes for an aggregate of $625,000 to various holders including SRX International Inc. and Empire Fund Managers, LLC. The notes had an annual interest rate of 10% and were secured by the Company’s production and business equipment. The SRX International and Empire notes were also secured by escrowed shares of 3,000,000 and 3,750,000 with conversion features for restricted common shares of $.10 and $.08 per share, respectively. On October 11, 2012 the Company released 1,500,000 restricted common shares from escrow at $0.10 per share and retired $75,000 of the line of SRX credit and $75,000 of the Empire line of credit. On December 26, 2012 the Company released 1,500,000 restricted common shares at $0.10 per share and retired an additional $150,000 of the SRX line of credit,

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leaving an outstanding balance as of December 31, 2012 of $87,525 due to SRX International, Inc. and $200,000 to Empire Fund Managers, LLC, plus accrued interest. At the date of conversion the fair market for the shares issued on October 11, 2012 and December 26, 2012 was $.08 per share and $.09 per share respectively, resulting in a gain on the conversion of stock of $30,000 and $22,500 respectively. SRX International, Inc. acquired the notes from Empire Fund Managers, LLC. On December 31, 2013 the Company issued 3,750,000 restricted common shares at $.08 and retired the remaining balance and accrued interest of the SRX International Inc and Empire Fund Managers, LLC notes. At the date of conversion the fair market of the shares issued was $.044 per share resulting in a gain on the stock conversion of $38,273.

During 2013, the Company secured additional financing to cover its ongoing operations in the amount of $525,000 by issuing various convertible notes to Capital Communication LLC. The notes have an annual interest rate of 10%, and are secured by the Company’s business assets, with a conversion feature for restricted common shares ranging from $.08 to $.05 per share. Due to the difference between the stated conversion feature of the notes and the fair value of the stock at the time of issuing the notes, the Company recognized a total of $74,284 discount on the notes issued for the beneficial conversion feature, of which $69,631 has been amortized and recorded as interest expense during 2013. Many of the notes had maturity dates prior to December 31, 2013, so the Company negotiated an extension on all of the notes to June 30, 2014.

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

On December 1, 2009, the Company issued 743,000 restricted shares of stock, in lieu of cash, to the Chesapeake Group for investor relations services performed during 2009 and canceled $150,000 of the Company's debt.

On December 9, 2009, the Company issued 550,000 restricted shares of stock, in lieu of cash, to the Chesapeake Group for investor relations services performed during 2009 and canceled $110,000 of the Company's debt.

On December 15, 2009, the Company issued 375,000 restricted shares of stock, in lieu of cash, to Kevin Howard Esq. for legal services provided from 2007 to 2008 and canceled $75,000 of the Company's debt.

On March 15, 2010 in lieu of paying cash for sales and marketing services to an outside consultant the Company issued 17,500 restricted shares of stock to Claude L. Barker and canceled the Company's debt of $6,050.

On September 3, 2010, in lieu of paying cash for investor relations services the Company issued 910,000 restricted shares of stock, to related parties and canceled $180,000 of the Company's debt.

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

On December 15, 2010, the Company issued 15,000 restricted shares to David Beck for the exercise of employee stock options at $0.33 per share for cash proceeds of $4.950.

On December 21, 2010, the Company issued 10,714 restricted shares to Korey Curtis for the exercise of 22,500 employee stock options through a cashless transaction. Mr. Curtis agreed to accept fewer restricted shares of stock in lieu of paying cash for the exercise of his vested options.

On January 31, 2011, the Company issued 90,250 restricted shares at $0.33 per share, in lieu of cash, to a consultant for marketing consulting services in cancellation of $30,000 of the Company's debt.

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

During, 2012, the Company entered into two lines of credit for $300,000 each with SRX International, Inc. and Empire Fund Managers, LLC.  The lines of credit is collateralized by 3,000,000 and 3,750,000, respectively, shares of the Company's restricted common stock, issued and held in escrow at a conversion rate of $0.10 and $0.08 per share, respectively. The outstanding balances for the two lines of credit for as of December 31, 2012 were $87,525 and $200,000, respectively.

On October 11, 2012 the Company released out of escrow 1,500,000 restricted common shares at $0.10 per share and retired $75,000 of the line of credit with SRX International, Inc. and $75,000 of the line of credit with Empire Fund Managers, LLC. As of the date of conversion the fair market for the shares issued were $.08 per share resulting in a gain on the conversion of stock of $30,000.

On December 12, 2012 the Company issued 330,000 restricted shares at $0.08, in lieu of cash, for Directors and Officers insurance through April 2013, and cancelled $26,662 of Company debt. As of the date of conversion the fair market for the shares issued were $.10 per share resulting in a loss on the conversion of stock of $4,278.

On December 26, 2012 the Company released out of escrow 1,500,00 restricted common shares at $10 per share and retired an additional $150,000 of the line of credit of the line of credit with SRX International Inc. As of the date of conversion the fair market price of the shares issued were $.09 per share result in a gain on the conversion of stock of $22,500.

On April 15, 2013 the Company issued 344,900 restricted common shares at $.09 per share, in lieu of cash to a consultant for marketing consulting services for the last two quarters of 2012 and cancelled $30,000 of Company Debt.

On July 5, 2013 in lieu of paying cash for investor relations services to an outside consultant the Company issued 1,550,000 restricted shares to the Compass Equity Partners, LLC and canceled the Company's debt of $100,000. The debt was converted at $.06 per share and the fair value of the shares at the time of payment was $.041 per share. The difference resulted in the recognition of a gain on conversion of debt of $36,450. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On July 15, 2013 in lieu of paying cash for investor relations services to an outside consultant the Company issued 2,000,000 restricted shares to the Liberty Partners, LLC and canceled the Company's debt of $120,000. The debt was converted at $.06 per share and the fair value of the shares at the time of payment was $.044 per share. The difference resulted in the recognition of a gain on conversion of debt of $32,000. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act

On December 31, 2013 the Company released 3,750,000 out of escrow restricted shares and retired $87,525 principle and all accrued interest of $37,379 for the line of credit with SRX International Inc. (convertible at $0.10 per share) and $200,000 principle and accrued interest of $36,230 for the line of credit with Empire Fund Managers, LLC (convertible at $.08 per share).  The conversion of these two creditors' principal and interest at respective conversion rates resulted in a gain on the conversion of $38,273.

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

During the years ended December 31, 2011 and 2010, the Company recognized $60,950 and $65,308 of stock-based compensation expense, respectively. There were 2,024,000 and 2,024,000 employee stock options outstanding at December 31, 2013 and 2012, respectively.

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2013, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	2.67	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,024,000	$ 1.10	2.67	$ --
Exercisable at the end of Period	2,024,000	$ 1.10	2.67	$ --

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2012, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	2.67	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	__	--	--	--
Outstanding at the end of Period	2,024,000	$ 1.10	2.67	$ --
Exercisable at the end of Period	2,024,000	$ 1.10	2.67	$ --

As of December 31, 2013, there was no unrecognized compensation cost related to employee stock options based upon the all of the grants as of December 31, 2013

NOTE 8 – LEASE COMMITMENT

The Company currently occupies a manufacturing facility in Draper, Utah. The lease on the facility expired on December 31, 2011, in March 2012 the Company extended the lease through December 31, 2014. Under the terms of the extended lease the Company paid $7,950 per month through December 31, 2012 and then increases the amount by $500 per month each year in each of the following two years.

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

On April 9, 2013, the parties of the above referenced litigation reached a favorable universal settlement agreement that reinforces the Company's rights to the intellectual properties and their related products, including the medical bed. In order to secure the Company had exclusive rights to all patents and intellectual properties associated with this litigation the Company advanced to Mr. deGreef $25,000 to bring current all of the filing and maintenance fees for the patents detailed in the law suit. The advance is secured by a promissory note with an annual interest rate of 10% to be paid no later than December 31, 2015.

NOTE 11 - SUBSEQUENT EVENTS

On January 7, 2014, January 27, 2014, February 25, 2014 and March 13, 2013, the Company issued promissory notes for an aggregate total of $100,000 to Capital Communications LLC. Each note has an annual interest rate of 10% and is secured by the Company's business equipment. The principle amount of the note, and all accrued interest is due and payable on or before March 31, 2014 and each note has a conversion feature for restricted common shares at $0.05 per share.

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

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at that reasonable assurance level as of the end of the period December 31, 2013.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2013, our internal control over financial reporting was effective at that reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term of Office
Clark M. Mower	67	President, CEO and Director	From November 2005 until next annual meeting
John A. Sindt	69	Chairman of the Board	From November 2005 until next annual meeting
Ruland J. Gill, Jr.	68	Director	From November 2005 until next annual meeting
Thomas N. Strong	58	Controller and Chief Financial Officer

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

AUDIT COMMITTEE

Our audit committee consists of Messrs. Mower and Gill, with Mr. Gill serving as Chairman. Our audit committee has a charter and management believes Mr. Gill qualifies as an audit committee financial expert because of his extensive experience in finance. Based upon the definition of independent director under NASDAQ Stock Market Rule 5605(a)(2), Mr. Gill is independent of management. However, Mr. Mower is not independent of management.

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

Flexpoint Sensor Systems, Inc.

106 West Business Park Drive

Draper, Utah 84020

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2013, we believe that no Forms 4 were required during the year ended December 31, 2013.

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

The following table shows the compensation paid to our principal executive officer, principal financial officer, and our most highly compensated executive officer for the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO and Director	2013 2012	$ 50,938 $ 50,938	$ 0 $ 0	$ 0 $ 0	$ 50,938 $ 50,938
John A. Sindt, Chairman.	2013 2012	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0
Thomas N. Strong Controller/CFO.	2013 2012	$ 0 $ 0	$ 0 $ 0	$ 19,000 $ 19,000	$ 19,000 $ 19,000

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

Because the Company did not meet its projected revenues during the year ending December 31, 2013, Mr. Mower has continued to voluntarily take his reduced salary through the end of 2013. The options were granted under the 2005 Stock Incentive Plan.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to the above named executive officers as of December 31, 2013.

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exercise Date (f)
Clark M. Mower, CEO, President and Director	300,000 100,000 100,000 100,000 300,000		0 0 0 0 0	$1.91 $1.18 $0.33 $0.24 $0.15	8/25/15 8/25/15 8/25/15 8/25/15 8/25/15

	Option Awards - continued
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exercise Date (f)
John A. Sindt, Principal Financial Officer and Director	180,000	0	0	$1.91	8/25/15
Thomas N. Strong	120,000 86,000	0 0	0 0	$0.72 $0.33	8/25/15 8/25/15

DIRECTOR COMPENSATION

We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2013.  This chart also includes individual compensation arrangements described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,024,000	$1.10	476,000
Equity compensation plans not approved by security holders.	0	$0.00	0
Total	2,024,000	$1.10	476,000

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

During the year ended December 31, 2013 we did not grant any options pursuant to the Plan.

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 53,377,114 shares of common stock outstanding as of March 30, 2013, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
First Equity Holdings Corp. First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, Utah 84106	5,985,858 (1)	11.21

(1)

Includes 743,000 shares held by an officer of First Equity Holdings Corp.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Clark M. Mower	1,575,000 (1)	2.90
John A. Sindt	1,411,981 (2)	2.64
Ruland J. Gill, Jr	428,137 (3)	Less than 1%
Thomas N. Strong	207,000 (4)	Less than 1%
Directors and officers as a group	3,622,118	6.62

                (1)            Represents 675,000 shares and vested options to purcharse 900,000 shares.

(2)

Represents 1,231,981 shares held by Mr. Sindt, and options to purchase 180,000 shares.

(3)

Represents 235,017 shares and options to purchase 30,000 shares held by Mr. Gill and 163,120 shares held                                   in a family trust.

(4)

Represents 1,000 shares and options to purchase 206,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PARTIES

During the past two fiscal years we have not engaged in, or propose to engage in, any transactions involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

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

ACCOUNTANT FEES

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Sadler, Gibb &  Associates, LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by those accounting firm.

	2013	2012
Audit fees	$ 23,000	$ 21,000
Audit-related fees	0	0
Tax rel Tax fees	$ 1,300	$ 1,000
All othe All other fees	0	0

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

10.4

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

Date: April 1, 2014

By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 1, 2014

 /s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date:  April 1, 2014

 /s/ John A. Sindt

John A. Sindt

Chairman of the Board

Date:  April 1, 2014

 /s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer