Form 10-Q
period 2014-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2014-05-12
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2014

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 53,377,114 as of May 12, 2014.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2014 and

    December 31, 2013 (Audited)

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three

  Months Ended March 31, 2014 and 2013 and for the Cumulative Period from

  February 24, 2004 (Date of Emergence from Bankruptcy) through March 31, 2014

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the

               Three Months Ended March 31, 2014 and 2013 and for the Cumulative Period from

                February 24, 2004 (Date of Emergence from Bankruptcy) through March 31, 2014

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3. Quantitative and Qualitative Disclosures about Market Risk

18

Item 4. Controls and Procedures

18

PART II: OTHER INFORMATION

Item 1A. Risk Factors

18

Item 6.  Exhibits

 20

Signatures

21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2014, the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2014 and 2013 that are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2013 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 1, 2014. The cumulative financial information from February 24, 2004 (the date of emergence from bankruptcy) through March 31, 2014, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three months ended March 31, 2014 and 2013, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 19,438	$ 35,221
Accounts receivable	30,212	6,425
Inventory	5,741	6,584
Notes receivable	25,000	25,000
Deposits and prepaid expenses	11,840	11,830
Total Current Assets	92,231	85,060
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $545,819 and $587,496	40,574	59,378
Patents and Proprietary Technology, net of accumulated
amortization of $506,863 and $587,496	347,012	373,489
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,383,284	$ 5,421,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 213,422	$ 212,142
Accounts payable - related party	7,347	6,056
Accrued liabilities	291,125	206,822
Deferred revenue	--	10,000
Convertible notes payable , net of discount of $4,687 and $4,653	640,313	520,347
Convertible notes payable to related party	40,000	40,000
Total Liabilities	1,192,207	995,367

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
53,377,114 shares and 53,377,114 shares issued and outstanding	53,377	53,377
Additional paid-in capital	24,790,929	24,780,929
Deficit accumulated during the development stage	(20,653,229)	(20,408,279)
Total Stockholders' Equity	4,191,077	4,426,027
Total Liabilities and Stockholders' Equity	$ 5,383,284	$ 5,421,394

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Cumulative
			Period from
			February 24, 2004
			(Date of Emergence
	For the Three Months		from Bankruptcy)
	Ended March 31,		through
	2014	2013	March 31, 2014

Engineering, Contract and Testing Revenue	$ 53,351	$ 13,280	$ 1,099,765

Operating Costs and Expenses
Amortization of patents and proprietary technology	26,477	26,389	1,289,850
Cost of revenue	2,164	794	196,791
Administrative and marketing expense	180,248	173,126	13,842,758
Research and development expense	64,268	49,584	3,553,517
Impairment of long-term assets	-	-	1,006,059
Total Operating Costs and Expenses	273,157	249,893	19,888,975

Other Income (Expense)
Interest expense	(25,155)	(9,166)	(2,552,285)
Interest income	10	19	131,948
Sublease rent income	-	-	11,340
Debt forgiveness	-	-	27,324
Other income	-	-	218
Loss on sales of equipment	-	-	(810)
Gain on stock debt exchange	-	-	518,246
Net Other Income (Expense)	(25,145)	(9,147)	(1,864,019)

Net Loss	$ (244,951)	$ (245,760)	$ (20,653,229)

Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	53,377,114	45,732,214

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the
			Cumulative
			Period from
			February 24,
			2004 (Date of
			Emergence from
			Bankruptcy)
	For the Three Months		through
	Ended March 31,		March 31,
	2014	2013	2014
Cash Flows from Operating Activities:
Net loss	$ (244,951)	$ (245,760)	$ (20,653,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,804	18,804	1,193,009
Amortization of patents and proprietary technology	26,477	26,389	1,289,850
Impairment of long-lived assets	--	--	1,006,059
Issuance of common stock and warrants for services	--	--	4,230,685
Expenses paid by increase in convertible note payable	--	--	82,200
Amortization of discount on notes payable	9,966	241	2,310,253
Stock-based compensation expense for employees	--	--	1,874,849
Loss on asset disposal	--	--	2,437
Loss on extinguishment of debt	--	--	22,966
(Gain)/loss on conversion of notes payable to common stock	--	--	(469,944)
Gain on forgiveness of debt	--	--	(27,324)
Bad debt expense	--	--	13,638
Changes in operating assets and liabilities:
Accounts receivable	(23,787)	318	(45,848)
Inventory	843	(1,252)	(5,741)
Notes receivable	--	(25,000)	(25,000)
Deposits and prepaid expenses	(10)	1,967	(18,390)
Accounts payable	1,280	(14,566)	34,639
Accounts payable – related parties	1,291	(1,003)	7,347
Accrued liabilities	84,304	90,115	474,179
Deferred revenue	(10,000)	--	(343,750)
Net Cash Used in Operating Activities	(135,783)	(149,747)	(9,047,115)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	--	--	(200,119)
Payments for patents	--	--	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	--	--	(265,000)
Net Cash Used in Investing Activities	--	--	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock, warrants and options	--	--	5,622,157
Proceeds from subscriptions receivable	--	--	50,000
Principal payments on notes payable - related parties	--	--	(520,300)
Proceeds from notes payable - related parties		--	(37,475)
Payments on convertible notes payable	--	--	495,300
Proceeds from borrowings under convertible note payable	120,000	150,000	3,965,807
Net Cash Provided by Financing Activities	120,000	150,000	9,575,489
Net Change in Cash and Cash Equivalents	(15,783)	253	17,387
Cash and Cash Equivalents at Beginning of Period	35,221	42,024	2,051
Cash and Cash Equivalents at End of Period	$ 19,438	$ 42,277	$ 19,438
Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --	$ --
Cash paid for interest	$ --	$ --	$ 16,955
Supplemental Disclosure on Noncash Investing and Financing Activities
Stock issued for debt	$ --	$ --	$ 795,025
Stock issued for accrued liabilities	--		173,608
Outstanding notes payable converted to stock	--	--	3,218,599
Expiration of warrants outstanding	--	--	2,361,785
Subscription receivable	--	--	50,000
Recognition of discounts on convertible notes payable	10,000	--	2,153,287
Extinguishment of unamortized discounts on modified convertible notes payable	--	--	(17,477)

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2013 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2014. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology products and equipment using Bend Sensors® flexible potentiometer technology. The Company suffered losses of $244,951 and $245,760 and used cash in operating activities of $135,783 and $149,747 during the three months ended March 31, 2014 and 2013, respectively. Through March 31, 2014, the Company had an accumulated deficit of $20,653,229. The Company is in the development stage and has not earned any appreciable revenue during the period from February 24, 2004 (date of emergence from bankruptcy) through March 31, 2014. These matters raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2013, the Company raised $3,451,391 in additional capital, including accrued interest, through the issuance of long and short-term notes to various entities, including related parties. All of the notes had an annual interest rate of 10% to 12% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $.05 to $.25 per share with maturity dates from March 31, 2008 to December 31, 2013. However, prior to December 31, 2012, all but $327,525 of  the convertible notes were converted to an aggregate of 13,210,663 shares of the Company's restricted common stock at an average share price of about $.17 per share. On December 31, 2013, the Company converted an additional 3,750,000 restricted common shares at $.08 per share and retired $287,525 in debt plus all accrued interest.

During the three months ending March 31, 2014, the Company has raised an additional $120,000 in operating capital through the issuance of short-term notes to Capital Communications LLC.  The notes have an annual interest rate of 10% and a default rate of 15% annually. The notes are secured by the Company’s business equipment and have a conversion feature for restricted common shares at $.04 per share with various maturity dates during the year.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $19,438 at March 31, 2014 and $35,221 at December 31, 2013 represent cash on deposit in various bank accounts with a financial institution.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term nature of these financial instruments. The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates that approximate current market rates.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Most contracts associated with design and development engineering require a deposit of up to 50% of the quoted price of the initial phase of such contracts prior to the commencement of work. As the Company completes each phase or milestone of such a contract additional funding is normally required from the customer. These deposits are considered deferred income until each phase or milestone is completed and accepted by the customer, at which time the agreed upon price for that particular phase of the contract is billed to the customer and the deposit applied. As the Company’s revenues and customer base increase, an allowance policy will be established.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company’s analysis did not indicate any impairment of assets as of March 31, 2014.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the rights to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology rights, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected undiscounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of March 31, 2014.

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

Basic and Diluted Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At March 31, 2014, there were outstanding options to purchase 2,024,000 shares of common stock. These options were not included in the computation of diluted earnings because the related exercise prices were greater than the average market price of the common shares.

NOTE 2 – STOCK OPTION PLANS

On August 25, 2005, the Board of Directors of the Company approved and adopted the 2005 Stock Incentive Plan (the Plan). The Plan became effective upon its adoption by the Board and will continue in effect for ten years, unless terminated.  This plan was approved by the stockholders of the Company on November 22, 2005. Under the Plan, the exercise price for all options issued will not be less than the average quoted closing market price of the Company’s trading common stock for the thirty-day period immediately preceding the grant date plus a premium of ten percent. The maximum aggregate number of shares that may be awarded under the Plan is 2,500,000 shares.

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

During the three month period ended March 31, 2014 the Company recognized $0 of stock-based compensation expense, compared to $0 during the same period in 2013. There were 2,024,000 employee stock options outstanding at March 31, 2014. A summary of all employee options outstanding and exercisable under the plan as of March 31, 2014, and changes during the three months then ended is set forth below:

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	1.40	$ -

Granted	-	-	-	-

Expired	-	-	-	-

Forfeited	-	-	-	-

Outstanding at the end of Period	2,024,000	$ 1.10	1.40	$ -

Exercisable at the end of Period	2,024,000	$ 1.10	1.40	$ -

Based upon the current options issued as of March 31, 2014, there was no additional unrecognized compensation cost related to employee stock options that will be recognized.

NOTE 3 – ISSUANCE OF STOCK

None during the period presented.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has a related party payable to its President, CEO and Director for reimbursement of travel and other related expenses incurred on behalf of the Company. The amount due to the President as of March 31, 2014 and December 31, 2013 is $3,347 and $2,055, respectively.

The Company has a related party payable to its Chief Financial Officer for services provided to the Company. The amount due to the Chief Financial Officer as of March 31, 2014 and December 31, 2013 is $4,000 and $4,000, respectively.

The amounts due to these related parties are on demand and bearing no interest.

NOTE 5 – NOTES PAYABLE

During the three months ending March 31, 2014, the Company raised an additional $120,000 in capital through the issuance of long and short-term notes to Capital Communications, Inc. This is in addition to the $525,000 issued and outstanding as of December 31, 2013. All of the notes had an annual interest rate of 10%, had various maturity dates during the year, and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $.04 to $.07 per share. In addition to two notes for $25,000 each in 2013 with discounts, one of the notes issued on February 25, 2014 for $40,000 has an exercise price which was less than the trading price of the stock on the date of issuance, resulting in a beneficial conversion feature valued at $10,000 resulting in a discount on the value of the note. The unamortized discount of this note as of March 31, 2014 was $4,687, resulting in $5,313 amortized discount recorded as part of the $9,966 in amortization of discount on notes payable during the three month period. The notes had various maturity dates but prior to December 31, 2013 all of the outstanding and future convertible notes issued to Capital Communications were extended to June 30, 2014.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

NOTE 9 - SUBSEQUENT EVENTS

On April 15, 2014 the Company issued a promissory note for $20,000. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The note has a conversion feature for restricted common shares at $.04 per share and a maturity date of June 30, 2014.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a development stage company principally engaged in designing, engineering and manufacturing bend sensor technology and devices that use its patented Bend Sensor® technology, (a flexible potentiometer technology). For the past four years we have been making improvements to our technology and proving the versatility and durability of the Bend Sensor® by manufacturing Bend Sensor® devices and related products and introducing these to a variety of industries. We currently own nine patents and through our research and development efforts are in the process of filing for more patents that include fully integrated products being sold and supplied to our limited customer base. We have also jointly developed additional commercially viable products, including a universal sensor that will be used in the automotive, medical and industrial industries.

In April 2013 we settled all disputes with R&D Products and their related parties. The settlement agreement gives the Company exclusive rights to over four additional patents, patent applications and related products that we anticipate opening or expanding our current customer base. With the settlement of the litigation with R&D Products and Mr. deGreef, (See Part II, Item I, below), we have begun marketing efforts on projects that had been on hold since the litigation started. These products had already received market acceptance prior to the litigation and will greatly enhance our product offerings and improve our revenue opportunities.

Our patented technology has gained recognition in various markets and industries as evidenced by the recent receipt of a production order from CPS Color Equipment S.p.A Italy and orders from a Fortune 100 automotive maker for our horn system. In October 2013, our horn system was installed in a limited number of vehicles to complete their “in-vehicle-testing” process that is required prior to moving forward with incorporating our system into various platforms of automobiles and trucks. Over the next six to nine months we will concentrate our marketing efforts and limited financial resources on current projects that we believe can be brought to market in the shortest period. We anticipate having additional products featuring our patented Bend Sensor® technology on the market over the next 8 to 10 months including products in the, medical, sport shoe, residential home care and industrial control industries.

Over the past year we have been enhancing our relationships with various automotive Tier 1 suppliers as they have continued testing and proving our patented horn and seat switch reliability. In 2013, we announced that our steering wheel horn pad received implementation ready status from a U.S. Fortune 100 automaker that has also identified up to four vehicle platforms being considered for the Company’s longer lasting and more cost effective horn switch.

We continue to develop new types of products for our Bend Sensor® technologies and continue to receive small repeat production orders from existing customers. We have made improvements on our initial prototype for a Home Monitoring Presence Detection System using our Bend Sensor® technologies and have received development and design orders from various industries. In addition to the horn switch, we have continued to work with market makers and Tier 1 automotive suppliers in the U.S. and Europe on numerous other applications for our sensors and devises.

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

During the past three months, we completed the electronics and software that will be used in a running shoe and other sports related products. The completion of these components opens the way for Bend Tech and Flexpoint to aggressively market to major shoe manufactures. It also is a critical piece of the golf training aid that we will market through Maxed Out Golf (http:/www.maxedoutgolf.com) and Mitch Voges. Mr. Voges is a recognized expert in the golfing world, and has hands on experience in the development of innovative golf simulators and training devices. Beyond its sport and recreational value, golf is a major industry that generates jobs, commerce, economic development and tax revenues for communities throughout the country. The total size of the golf economy nationally was estimated at $68.8 billion in 2011, up from $62 billion in 2000 (from http://www.wearegolf.org).

As part of the golf training project the Company entered into a development agreement with Bend Tech, LLC to have working prototypes of a shoe and golf shaft that will utilize a series of bend sensors® in a high tech training aid for golf. The agreement calls for the prototypes to be delivered before the end of the second quarter of this year. Flexpoint will be paid upon completion of various milestones during the development process.  The agreement provides an added source of income for the Company during the second quarter of the year. The Company anticipates executing a Manufacturing Agreement with Bend Tech to provide all of the sensors, electronics and software associated with the golf training devises.

We completed phase two of the disposable directional colonoscope for Haemoband Surgical, Ltd, a Northern Ireland based company that specializes in unique medical devices. We anticipate moving to phase three during the second quarter. The estimated volumes quoted for this device are between 500,000 to 1 million sensors annually. The application will use a sensor that is an adaptation of a sensor that we already have commercially available; therefore the cost associated with the development of this medical application has been marginal. With the completion of phase two management believes the Company moves closer to an agreement for a long-term contract with Haemoband.  It is estimated that the annual demand for colonoscopy procedures ranges from 2.21 to 7.96 million in the United States and as the overall population continues to age more procedures will be required. One of the difficulties with the procedure is providing an inexpensive means of locating the exact position of the colonoscopes. With the use of our sensor array and monitoring equipment, the initial testing has shown that with the Bend Sensor® technology it is possible to locate the positioning of the colonoscopes. It is anticipated that completion and commercialization of this product will open up significant other markets for additional products that uses similar equipment for other unrelated products in the medical industry.

The Company continues working with HTK Engineering, LLC and Vista Brake who are currently marketing their safety mechanisms specifically designed for garbage trucks and other large commercial and emergency vehicles. Most commercial vehicles have an "air braking system" which can lose pressure and disengage the brakes while the vehicle is still running. Our Bend Sensor® technology is the key component of the HTK and Vista's systems which provides a backup braking system preventing the vehicle from inadvertently rolling into people, buildings or other vehicles. Part of the marketing effort has been to involve insurance companies who have paid claims related to the initial brake failure. Because our jointly designed systems are easily installed and adaptable to most vehicles insurance companies have indicated they would provide a reduction in premiums should their customers install the one of these systems. There are over 179,000 garbage and recycling trucks in use in the United States. and HTK is also pursuing opportunities for the system throughout Europe and Asia.

We continue to receive orders from Intertek Industrial Corp., for their ProTek System Their ProTek System is an automotive seat-monitoring device integrated into emergency response vehicles.  This monitoring device places the Company’s Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in ambulances and is being tested for use in other types of emergency vehicles. Through its relationship with Intertek the Company has further validated its technology in the automotive and safety industries and  is currently working with other companies on similar systems for buses, cabs and heavy equipment operators to ensure the safety of the their passengers and drivers. A national surge in ambulance accidents has called for increased safety standards for emergency vehicles. Due to the rise in injuries and fatalities that result from these accidents, the National Fire Protection Association (NFPA) has taken on the task of rewriting the ambulance standard. As a result there is currently national legislation proposed that could take effect by the end of 2014. The proposed legislation will require a safety system similar to Intertek's ProTek System, which will give Intertek a significant competitive advantage being first to market with an already proven system that will meet the legislative requirements.

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

The Company anticipates marketing a similar bed as part of an in-home specialty mattress. The specialty (non-innerspring) segment of the bedding market has been growing rapidly over the past six to seven years. With the increasing demand of specialty mattresses almost every commercial mattress company has a specialty bed they promote. The Company has had some discussions with mattress companies who have expressed interest in the concept. Mr. deGreef has been intimately involved with the medical mattress and other products that have been placed on hold during the law suit, and has successfully marketed these products in prior years. Mr. deGreef is currently in discussions with additional interested clients.

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

Management believes with the signing of the development agreement with Bend Tech and receiving the exclusive rights to a group of products that have proven in the past to generate revenue streams, and the recent orders received for its automotive and industrial control devises, the Company is on the threshold of growing its customer base that should help in producing long-term production contracts that will be sustainable in the near future.

LIQUIDITY AND CAPITAL RESOURCES

Our revenue is primarily from design, contract, testing and limited production services and is not to a level to support our operations.  Management anticipates that we may not realize significant revenue within the next three to six months.

Since emerging from bankruptcy and for the past three months we have relied on the proceeds of convertible loans from various sources including existing shareholder and private placements. From 2008 through 2011 the Company secured $2,126,391 in convertible notes with annual interest rates ranging from 10% to 12%. The notes were secured by the Company's assets and had various maturity dates and conversion features ranging from $0.25 to

$0.10 per share. During the same time period the Company issued 7,710,663 in restricted common stock to retire $1,798,866 in debt and accrued interest. From 2008 through 2011 the Company issued an additional 3,657,250 restricted common shares to cancel $847,732 in Company debt related to investor relations, marketing to the automotive industry and various insurance related expenses.

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

During 2013 and through the past three months the Company has issued $645,000, in convertible promissory notes with conversion features ranging from $.05 to $.07 with an annual interest rate of 10%. The loans are secured by the Company's business assets with various maturity dates. In 2013, the Company negotiated extensions for all of the notes to June 30, 2014.The proceeds of these notes were used to fund operations including the various development projects currently underway.

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

As we enter into production and development agreements we must ensure that those agreements provide adequate funding for any pre-production research and manufacturing costs. As we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and/or royalties related to these agreements. However, other than the recent development agreement with Bend Tech, that we believe will provide future revenues, we have not formalized any additional agreements during the past year and there can be no assurance that the agreements we currently have will come to fruition in the near future or that a desired technological application can be brought to market on a commercially viable basis.

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at March 31, 2014 consist of our operating lease of $8,950 per month, and total liabilities of $1,192,207, which includes $685,000 of convertible notes payable, net of discounts. Under the terms of our operating lease, the average monthly payments are $8,950, including common area maintenance through December 31, 2014. The total future minimum payments under this lease as of March 31, 2014 are $80,550.

During 2013, and for the three months ending March 31, 2014, the Company has issued multiple promissory notes in the aggregate of $640,313, net of discounts, at 10% interest and are secured by the Company's equipment. With the negotiated extension, notes are due and payable on or before June 30, 2014 (See Note 5 to the financial statements).

As of March 31, 2014 we had accounts payable of $213,422, related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees, and $7,347 related party accounts payable for other operating expenses.

Accrued liabilities at March 31, 2014, were $291,125 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

On April 15, 2014 the Company issued a promissory note for $20,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before June 30, 2014 (See Note 9 to the financial statements).

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2013 and for the three months ending March 31, 2014, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment. Based upon our analysis for the impairment test for the three months ended March 31, 2014 compared the carrying value of the Company's net assets to the estimated fair value of the overall Company, and the present values of projected net cash flows of the Company over the next three years, no additional impairment was recognized during the three months ended March 31, 2014.

We test long-lived assets for impairment quarterly or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Under similar analysis no impairment charge was taken during the three month period ended March 31, 2014. Impairment tests will be conducted on a quarterly basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For three month periods ended March 31, 2014 and 2013 we recognized $0.00 and $0.00, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2014 and 2013, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2013 and 2012.

SUMMARY OF OPERATING RESULTS
	Three month period ended
	March 31, 2014	March 31, 2013
Design, contract and testing revenue	$ 53,351	$ 13,280
Total operating costs and expenses	273,157	249,893
Net other income (expense)	(25,145)	(9,147)
Net loss	(244,951)	(245,760)
Basic and diluted loss per common share	(0.00)	(0.01)

For the three months ending March 31, 2014 revenue increased by $40,071 when compared to the same interim period in 2013. The increase in revenue was mostly due to the Company entering into a development agreement with Bend Tech and the recognition of $10,000 in deferred income for the shoe development. The Company continues to execute on its business plan by concentrating its marketing resources on a limited number of customers that have the greatest potential to generate the most short-run revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market during the balance of 2014 and beyond, and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations, but have steadily increased over the past two years and management anticipates that revenues will continue to increase as we continue to execute our long-term business plan and cultivate larger customer base with our existing product offering. However until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

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

Of the $273,157 and $249,893 total operating costs and expense for the three months ending March 31, 2014 and 2013, respectively, $64,268 and $49584 were for direct research and development cost, respectively. For the three months ended March 31, 2014, total operating expenses increased by $23,264 when compared to the same period in 2013. The three month increase was primarily due to the increase in research and development expense associated with contract labor used for the completion of phase II of the Heamoband project and the enhancement in our software and electronics related to the sports shoe.

The chart below represents a summary of our condensed consolidated balance sheets at March 31, 2014 and December 31, 2013.

SUMMARY OF BALANCE SHEET INFORMATION
	March 31, 2014	December 31, 2013
Cash and cash equivalents	$ 19,438	$ 35,221
Total current assets	92,231	85,060
Total assets	5,383,284	5,421,394
Total liabilities	1,192,207	995,367
Deficit accumulated during the development stage	(20,653,229)	(20,408,027)
Total stockholder’s equity	$ 4,191,077	$ 4,426,027

Cash and cash equivalents decreased by $15,783 at March 31, 2014 compared to December 31, 2013. The decrease in cash is due to the timing of payment of expenses and collection of accounts receivable. Our non-current assets decreased at March 31, 2014 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $40,574, net of depreciation; patents and proprietary technology of $347,012, net of amortization; goodwill of $4,896,917 and long-term deposits of $6,550 associated with the facility operating lease.

Total liabilities increased by $196,840 at March 31, 2014; the increase was primarily due to the increase in convertible notes payable of $640,313, compared to $520,347 as of December 31, 2013 net of discounts. The Company used the funds from the convertible notes for operations. During the three months ending March 31, 2014 the Company recognized $10,000 in deferred revenue on the completion of the enhancements to our software and electronics for the sports shoe sensing devise. Accrued liabilities and accounts payable increased by $86,874 during the first three month period of 2014 primarily due to the increase in accrued investor relations expense..

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer evaluated whether information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective for the three month period ending March 31, 2014

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended March 31, 2014 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the three months ending March 31, 2014 we had negative cash flows from operating activities of $135,783. We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

We have completed installation of our first manufacturing line; however, our agreement with the Walker Group will allow us to delay installation and approval of a second production line. The second manufacturing line will be needed as a result of anticipated increased manufacturing demand and improved manufacturing efficiencies. We anticipate qualifying our manufacturing facility for ISO/TS-16949 certification as the Company successfully obtains additional manufacturing contracts during the coming year. However, we cannot assure you that we will satisfy ISO/TS-16949 qualification, or that the production lines will produce product in the volumes required, or that the production lines will satisfy the requirements of our automotive customers.

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

Date: May 12, 2014

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director

Date: November 8, 2006

/s/ Thomas N. Strong

Thomas N. Strong

Controller, Chief Financial Officer