Form 10-Q
period 2014-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2014-08-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2014

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 53,377,114 as of August 1, 2014.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2014 and

    December 31, 2013 (Audited)

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six

    Months Ended June 30, 2014 and 2013 and for the Cumulative Period from

    February 24, 2004 (Date of Emergence from Bankruptcy) through June 30, 2014

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the

                    Six Months Ended June 30, 2014 and 2013 and for the Cumulative Period from

                    February 24, 2004 (Date of Emergence from Bankruptcy) through June 30, 2014

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3. Quantitative and Qualitative Disclosures about Market Risk

18

Item 4. Controls and Procedures

18

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

19

Item 5.  Other Information                                                                                                                                               20

Item 6.  Exhibits

 21

Signatures

22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of June 30, 2014, the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, and condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2013 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange commission on April 15, 2014. The cumulative financial information from February 24, 2004 (the date of emergence from bankruptcy) through June 30, 2014, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six months ended June 30, 2014 and 2013, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUN 30, 2014 (Unaudited)	DEC 31, 2013 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 27,956	$ 35,221
Accounts receivable	9,631	6,425
Notes Receivable	25,000	25,000
Inventory	6,096	6,584
Deposits and prepaid expenses	11,859	11,830
Total Current Assets	80,542	85,060
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $564,623 and $527,106	21,771	59,378
Patents and Proprietary Technology, net of accumulated
amortization of $639,950 and $587,496	321,035	373,489
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,326,815	$ 5,421,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 200,407	$ 212,142
Accounts payable – related party	8,878	6,056
Accrued liabilities	372,427	206,822
Deferred revenue	-	10,000
Convertible notes payable, net of discount of $7,444 and $4,653	757,556	520,347
Convertible notes payable to related party	40,000	40,000
Total Current Liabilities	1,379,268	995,367

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	--	--
Common stock – $0.001 par value; 100,000,000 shares authorized;
53,377,114 shares and 53,377,114 shares issued and outstanding	53,377	53,377
Additional paid-in capital	24,798,930	24,780,929
Deficit accumulated during the development stage	(20,904,759)	(20,408,279)
Total Stockholders' Equity	3,947,547	4,426,027
Total Liabilities and Stockholders' Equity	$ 5,326,815	$ 5,421,394

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Cumulative Period From February 24, 2004 (Date of Emergence from Bankruptcy) Through June 30,
	2014	2013	2014	2013	2014

Engineering, Contract and Testing Revenue	$ 43,302	$28,495	$96,653	$41,775	$1,143,067

Operating Costs and Expenses
Amortization of patents and proprietary technology	25,977	26,683	52,454	53,072	1,315,827
Cost of revenue	1,395	7,376	3,559	8,170	198,186
Administrative and marketing expense	169,595	170,338	349,841	343,464	14,012,352
Research and development expense	74,422	55,604	138,690	105,188	3,627,939
Impairment of long-lived assets	--	--	--	--	1,006,059
Total Operating Costs and Expenses	271,390	260,001	544,544	509,894	20,160,363

Other Income (Expense)
Interest expense	(23,464)	(22,706)	(48,619)	(31,875)	(2,575,749)
Interest income	20	18	30	37	131,968
Sublease rent income	--	--	--	--	11,340
Debt forgiveness	--	--	--	--	27,324
Other income	--	--	--	--	218
Loss on sales of equipment	--	--	--	--	(810)
Gain on stock debt exchange	--	--	--	--	518,246
Net Other Expense	(23,444)	(22,688)	(48,589)	(31,835)	(1,887,463)

Net Loss	$ (251,532)	$(254,194)	$(496,480)	$(499,954)	$(20,904,759)

Basic and Diluted Loss Per Common Share	$ (0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	53,377,114	45,853,498	53,377,114	45,792,856

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,		For the Cumulative Period From February 24, 2004 (Date of Emergence from Bankruptcy) Through June 30,
	2014	2013	2014
Cash Flows from Operating Activities:
Net loss	$ (496,480)	$ (499,954)	$ (20,904,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,607	37,817	1,211,813
Amortization of patents and proprietary technology	52,454	53,072	1,315,827
Impairment of long-lived assets	--	--	1,006,059
Issuance of common stock and warrants for services	--	30,000	4,230,685
Expenses paid by increase in convertible note payable	--	--	82,200
Amortization of discount on note payable	15,209	9,285	2,315,596
Stock-based compensation expense for employees	--	--	1,874,849
Loss on asset disposal	--	--	2,437
Loss on extinguishment of debt	--	--	22,966
Loss(Gain) on conversion of notes payable to common stock	--	--	(469,944)
Gain on forgiveness of debt	--	--	(27,324)
Bad debt expense	--	--	13,638
Changes in operating assets and liabilities:
Accounts receivable	(3,206)	5,251	(25,267)
Inventory	488	1,337	(6,096)
Notes receivable	--	(25,000)	(25,000)
Deposits and prepaid expenses	(29)	11,951	(18,409)
Accounts payable	(11,735)	(33,902)	21,624
Accounts payable – related parties	2,822	(5,578)	8,878
Accrued liabilities	165,604	126,384	555,440
Deferred revenue	(10,000)	13,400	(333,750)
Net Cash Used in Operating Activities	(247,266)	(275,937)	(9,158,597)
Cash Flows from Investing Activities:
Payments for the purchase of equipment	--	--	(200,119)
Payments for patents	--	--	(45,868)
Payment for acquisition of equipment and proprietary technology from Flexpoint Holdings, LLC	--	--	(265,000)
Net Cash Used in Investing Activities	--	--	(510,987)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock, warrants and options	--	--	5,622,157
Proceeds from subscriptions receivable	--	--	50,000
Principal payments on notes payable - related parties	--	--	(520,300)
Proceeds from notes payable - related parties	--	--	495,300
Payments on convertible notes payable	--	--	(37,475)
Proceeds from borrowings under convertible note payable	240,000	300,000	4,085,807
Net Cash Provided by Financing Activities	240,000	300,000	9,695,489
Net Change in Cash and Cash Equivalents	(7,266)	24,063	25,904
Cash and Cash Equivalents at Beginning of Period	35,221	42,024	2,051
Cash and Cash Equivalents at End of Period	$ 27,955	$ 66,087	$ 27,955
Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --	$ --
Cash paid for interest	--	--	16,955
Supplemental Disclosure on Noncash Investing and Financing Activities
Stock issued for debt	$ --	$ --	$ 795,025
Stock issued for accrued liabilities	--	--	173,608
Outstanding notes payable converted to stock	--	--	3,218,599
Expiration of warrants outstanding	--	--	2,361,785
Subscription receivable	--	--	50,000
Recognition of discounts on convertible notes payable	18,000	9,285	2,161,287
Extinguishment of unamortized discounts on modified convertible notes payable	--	--	(17,477)

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2013 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a development stage company engaged principally in designing, engineering, and manufacturing sensor technology products and equipment using Bend Sensors® flexible potentiometer technology. The Company had a loss of $496,480 and used cash in operating activities of $247,266 during the six months ended June 30, 2014.  During the six months ended June 30, 2013 the Company lost $499,954 and used cash in operating activities of $275,937. Through June 30, 2014, the Company had an accumulated deficit of $20,904,759. The Company is in the development stage and has not earned any appreciable revenue during the period from February 24, 2004 (date of emergence from bankruptcy) through June 30, 2014. These matters raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2012, the Company raised $2,926,391 in additional capital, including accrued interest, through the issuance of long and short-term notes to various entities, including related parties. All of the notes had an annual interest rate of 10% to 12% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $.07 to $.25 per share with maturity dates from March 31, 2008 to December 31, 2013. However, prior to December 31, 2012 all but $327,525 of  the convertible notes were converted to an aggregate of 13,210,663 shares of the Company's restricted common stock at an average share price of about $.17 per share. On December 31, 2013, the Company converted an additional 3,750,000 restricted common shares at $0.08 per share and retired $287,525 in debt plus all accrued interest

During the six months ended June 30, 2014, the Company has raised an additional $240,000 in operating capital through the issuance of short-term notes to Capital Communication LLC.  The notes are secured by the Company’s business equipment and have a conversion feature for restricted common shares at $0.04 per share, with various maturity dates during the year.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $27,956 at June 30, 2014 and $35,221 at December 31, 2013 represent cash on deposit in various bank accounts with a financial institution.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided, including any shipping and handling fees. Due to the limited amount of transactions, collectability of the trade receivables is reasonably assured.  Therefore, the Company has not created an allowance for doubtful accounts. Most contracts associated with design and development engineering require a deposit of up to 50% of the

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

quoted price of the initial phase of such contracts prior to the commencement of work. As the Company completes each phase or milestone of such contracts, additional funding is normally required from the customer. These deposits are considered deferred income until each phase or milestone is completed and accepted by the customer, at which time the agreed upon price for that particular phase of the contract is billed to the customer and the deposit applied. As the Company’s revenues and customer base increase, an allowance policy will be established.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company’s analysis did not indicate any impairment of assets as of June 30, 2014.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the estimated  life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the rights to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology rights, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of June 30, 2014.

Research and Development – Research and development costs are recognized as an expense during the period incurred until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs. As described in Accounting Standards Codification (“ACS”) 360, the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. The analysis also requires various judgments and estimates, including general and macroeconomic conditions, industry and the Company’s targeted market conditions, as well as relevant entity-specific events, such as a change in the market for the Company’s products and services. After considering the qualitative factors that would indicate a need for interim impairment of goodwill and applying the two-step process described in ASC 360, management has determined that the value of Company’s assets is not more likely than not less than the carrying value of the Company including goodwill, and that no impairment charge needs be recognized during the reporting periods.

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

Basic and Diluted Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2014, there were outstanding options to purchase 2,024,000 shares of common stock. These options were not included in the computation of diluted earnings because the related exercise prices were greater than the average market price of the common shares.

NOTE 2 – INVENTORIES

At June 30, 2014, inventories are comprised entirely of raw materials used for making prototypes and limited production runs.  There was no work in progress or finished goods.

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

During the six month period ended June 30, 2014 the Company recognized $0.00 of stock-based compensation expense, compared to $0.00 during the same period in 2013. There were 2,024,000 employee stock options outstanding at June 30, 2014. A summary of all employee options outstanding and exercisable under the plan as of June 30, 2014, and changes during the six months then ended is set forth below:

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	1.15	$ -

Granted	-	-	-	-

Expired	-	-	-	-

Forfeited	-	-	-	-

Outstanding at the end of Period	2,024,000	$ 1.10	1.15	$ -

Exercisable at the end of Period	2,024,000	$ 1.10	1.15	$ -

Based upon the current options issued as of June 30, 2014, there was no additional unrecognized compensation cost related to employee stock options that will be recognized.

NOTE 4 – ISSUANCE OF STOCK

None during the period presented.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has a related party payable to its President, CEO and Director for reimbursement of travel and other related expenses incurred on behalf of the Company. The amount due to the President as of June 30, 2014 and December 31, 2013 is $2,378 and $2,055, respectively.

The Company has a related party payable to its former Chief Financial Officer for services provided to the Company. The amount due to the former Chief Financial Officer as of June 30, 2014 and December 31, 2013 is $6,500 and $4,500, respectively.

NOTE 6 – NOTES PAYABLE

During the six months ended June 30, 2014, the Company raised $240,000 in capital through the issuance of long and short-term notes to Capital Communications, Inc.  This is in addition to the $525,000 issued and outstanding as of December 31, 2013.  All of the notes have an annual interest rate of 10%, have various maturity dates during the year, and are secured by the Company’s business equipment.  The notes also have a conversion feature for restricted common shares, ranging from $.025 to $.07 per share.  In addition to two notes for $24,000 each issued in 2013 with discounts, one of the notes issued on February 25, 2014 for $40,000 has an exercise price which was less than the trading price of the stock on the date of issuance, resulting in a beneficial conversion feature valued at $10,000, resulting in a discount on the value of the note.  On June 20 and June 30, 2014, two notes of $20,000 each were issued with exercise prices less than the trading price of the stock on the date of issuance, resulting in a beneficial conversion feature valued at $4,000 each for a total of $8,000.  The unamortized discount of these notes as of June 30, 2014 was $7,444, resulting in $556 amortized discount recorded as part of the $15,209 in amortization of discount on notes payable during the six month period.  The notes had various maturity dates but, prior to December 31, 2013, all of the outstanding and future convertible notes issued Capital Communications were extended to June 30, 2014. Management anticipates further extending these notes with similar terms.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On August 8, 2011, the Company issued a promissory note for $40,000 to an existing shareholder. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note, and all accrued interest is due and payable on or before July 31, 2012 and has a conversion feature for restricted common shares at $0.20 per share. Management anticipates extending this note to December 31, 2014 under similar terms.

NOTE 7 - LITIGATION

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On the same date as part of the settlement agreement (see Note 7- Litigation), the Company entered into an exclusive licensing agreement that granted the Company the sole and exclusive rights to all products, devices, and commercial applications of any type or nature that relate to or are derived from the patents and application for patents controlled by Mr. deGreef and his companies. As additional compensation for the settlement the Company also received a note in the amount of $360,000 from the deGreef companies to be paid with accrued interest no later than April 8, 2015 through future royalties generated from the exclusive rights to technology specifically identified in the settlement and licensing agreements. The note has an annual interest rate of 5% and is secured by the intellectual properties of Mr. deGreef and his companies, including patents issued and those currently under application and any and all devices derived from such.

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

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

NOTE 10 - SUBSEQUENT EVENTS

On July 9, 2014, the Company issued a promissory note for $40,000. The note has an annual interest rate of 10% and is secured by the Company's equipment. The principle amount of the note and all accrued interest is due and payable on or before September 30, 2014 and has a conversion feature for restricted common shares at $.025 per share

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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

On April 9, 2013, we settled all disputes with R&D Products and their related parties. The settlement agreement gives the Company exclusive rights to over four additional patents, patent applications and related products that we anticipate opening or expanding our customer base. With the settlement of the litigation with R&D Products and Mr. deGreef, see below, we have begun marketing efforts on projects that had been on hold since the litigation started. These products had already received market acceptance prior to the litigation and will greatly enhance our product offerings and improve our revenue opportunities.

Our patented technology continues to gain recognition in various markets and industries as evidenced by the recent receipt of an initial production order from CPS Color Equipment S.p.A Italy and orders from a Fortune 100 automotive maker for our horn system.  In October 2013, our horn system was installed in a limited number of vehicles to complete their “in-vehicle-testing” process that is required prior to moving forward with incorporating our system into various platforms of automobiles and trucks.  Over the next six to nine months we will concentrate our marketing efforts and limited financial resources on current projects that we believe can be brought to market in the shortest period of time. We anticipate having additional products featuring our patented Bend Sensor® technology on the market over the next 8 to 12 months including products in the medical, sport shoe, residential home care and industrial control industries.

Over the past year we have been enhancing our relationships with various automotive Tier 1 suppliers as they have continued testing and proving our patented horn and seat switch reliability. Previously we announced that our steering wheel horn pad received implementation ready status for a U.S. Fortune 100 automaker that has also identified up to four vehicle platforms being considered for the Company’s longer lasting and more cost effective horn switch.  The horn system has recently successfully completed in-vehicle testing which requires that the system be installed in a vehicle and driven for 150,000 miles without failure.

We continue to develop new types of products for our Bend Sensor® technologies and continue to receive small repeat production orders from existing customers. We have made improvements on our initial prototype for a Home Monitoring Presence Detection System using our Bend Sensor® technologies and have received development and design orders from various industries.  In addition to the horn switch, we have continued to work with market makers and Tier I automotive suppliers in the U.S and Europe on numerous other applications for our sensors and

devises.   Based upon our discussions within the automotive industry in the U.S. and Europe our unique sensor systems meet the requirements for manufacturers to have lighter weight, more fuel efficient cars.  Our Bend Sensor®

Our Bend Sensor® is lighter in weight, has fewer moving parts than conventional sensing devices, is more versatile and, due to its unique design is more cost effective. Product and design changes in the automotive industry are slow, averaging two to three years before actually being incorporated into a commercially viable automotive platform. Because of our recent work with several Tier 1 suppliers, we have shown the Bend Sensor® to be viable as the next generation of sensing devises to the industry. Due to the advanced technology of the Bend Sensor® and its versatility of applications, we anticipate being a part of the changes taking place in the automotive, energy and technological industries.

During the past six months, we completed the electronics and software that will be used in a running shoe and other sports related products. The completion of these components opens the way for Bend Tech and Flexpoint to aggressively market to major shoe manufactures. It also is a critical piece of the golf training aid that Bend Tech will market. Beyond its sport and recreational value, golf is a major industry that generates jobs, commerce, economic development and tax revenues for communities throughout the country. The total size of the golf economy nationally was estimated at $68.8 billion in 2011, up from $62 billion in 2000 (from http://www.wearegolf.org).

As part of the golf training project the Company entered into a development agreement with Bend Tech, LLC to manufacture working prototypes of a golf shoe and golf shaft that will utilize a series of Bend Sensors® in a high tech training aid for golf. Flexpoint was paid upon completion of various milestones during the development process.  The agreement provided an added source of income for the Company during the second quarter of the year. In July the Company and Bend Tech announced that all work under the development agreement has been successfully completed and that they were working on finalizing a Manufacturing Agreement.

We completed PhaseTwo of the disposable directional colonoscope for Haemoband Surgical, Ltd, a Northern Ireland based company that specializes in unique medical devices. We received approval to move to Phase Three in July 2014. The estimated volumes quoted for this device are between 500,000 to 1 million sensors annually. The application will use a sensor that is an adaptation of a sensor that we already have commercially available; therefore, the cost associated with the development of this medical application has been marginal. With the completion of Phase Two management believes the Company moves closer to an agreement for a long-term contract with Haemoband.  It is estimated that the annual demand for colonoscopy procedures ranges from 2.21 to 7.96 million in the United States and as the overall population continues to age more procedures will be required. One of the difficulties with the procedure is providing an inexpensive means of locating the exact position of the colonoscopes. With the use of our sensor array and monitoring equipment, the initial testing has shown that with the Bend Sensor® technology it is possible to locate the positioning of the colonoscopes. It is anticipated that completion and commercialization of this product will open up significant other markets for additional products that uses similar equipment for other unrelated products in the medical industry.

The Company continues working with HTK Engineering, LLC and Vista Brake who are currently marketing their safety mechanisms specifically designed for garbage trucks and other large commercial and emergency vehicles. Most commercial vehicles have an "air braking system" which can lose pressure and disengage the brakes while the vehicle is still running. Our Bend Sensor® technology is the key component of the HTK and Vista's systems which provide a backup braking system preventing the vehicle from inadvertently rolling into people, buildings or other vehicles. Part of the marketing effort has been to involve insurance companies who have paid claims related to the initial brake failure. Because our jointly designed systems are easily installed and adaptable to most vehicles insurance companies have indicated they would provide a reduction in premiums should their customers install the one of these systems. There are over 179,000 garbage and recycling trucks in use in the United States. and HTK is also pursuing opportunities for the system throughout Europe and Asia.

We continue to receive development orders from Intertek Industrial Corp. for their ProTek System. The ProTek System is an automotive seat-monitoring device integrated into emergency response vehicles.  This monitoring device places the Company’s Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in ambulances and is being tested for use in other types of emergency vehicles. Through its relationship with Intertek the Company has further validated its technology in the automotive and safety industries and is currently working with other companies on similar systems for buses, cabs and heavy equipment operators to ensure the safety of the their passengers and drivers. A national surge in ambulance accidents has called for increased safety standards for emergency vehicles. Due to the rise in injuries and fatalities that result from these accidents, the National Fire Protection Association (NFPA) has taken on the task of rewriting the ambulance standard. As a result there is currently national legislation proposed that could take effect by the end of 2014. The proposed legislation will require a safety system similar to Intertek's ProTek System, which will give Intertek a significant competitive advantage being first to market with an already proven system that will meet the legislative requirements.

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

The Company anticipates marketing a similar bed as part of an in-home specialty mattress. The specialty (non-innerspring) segment of the bedding market has been growing rapidly over the past six to seven years. With the increasing demand of specialty mattresses almost every commercial mattress company has a specialty bed they promote. The Company has had some discussions with mattress companies who have expressed interest in the concept. Mr. deGreef has been intimately involved with the medical mattress and other products that have been placed on hold during the lawsuit, and has successfully marketed these products in prior years. Mr. deGreef is currently in discussions with additional interested clients.

Although, so far the volumes for our applications and devises have been relatively small we continue to receive follow up orders for the universal sensor that we jointly developed last year. We expect to receive additional orders from other customers for this sensor as it becomes more recognizable in the market. Currently our customers for this type of sensor include companies in the following industries: automobiles, trucking, emergency vehicles, public transportation, military and other governmental entities. As anticipated, the Company is beginning to see the potential for more significant volumes and revenues from the sale of this sensing devise over the next year and beyond.

Finalizing additional long-term revenue generating production contracts with other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to, and are dependent upon, our ability to attract significant long-term production contracts.  In the short term we must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we have made positive strides forward with our business plan, it is likely that significant progress may not occur for the next three to six months, primarily due to the time it takes for negotiating such contracts.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable over the next six to nine months.

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

Since emerging from bankruptcy and for the past six months, we have relied on the proceeds of convertible loans from various sources including existing shareholder and private placements. From 2008 through 2011 the Company secured $2,126,391 in convertible notes with annual interest rates ranging from 10% to 12%. The notes were secured by the Company's assets and had various maturity dates and conversion features ranging from $0.25 to $0.10 per share. During the same time period the Company issued 7,710,663 in restricted common stock to retire $1,798,866 in debt and accrued interest. From 2008 through 2011 the Company issued an additional 3,657,250 restricted common shares to cancel $847,732 in Company debt related to investor relations, marketing to the automotive industry and various insurance related expenses.

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

Over the past six months the Company has issued $240,000 in convertible promissory notes with conversion features ranging from $.05 to $.025 with an annual interest rate of 10%. The loans are secured by the Company's business assets, with various maturity dates.  The Company previously negotiated extensions for all of the notes to June 30, 2014.  The proceeds of these notes were used to fund operations, including the various development projects currently underway.

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

As we enter into production and development agreements we must ensure that those agreements provide adequate funding for any pre-production research and manufacturing costs. As we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and/or  royalties related to these agreements. However, other than the recent development  agreement with Bend Tech that we believe will provide future revenues, we have not formalized any additional agreements during the past year and there can be no assurance that the agreements we currently have will come to fruition in the near future or that a desired technological application can be brought to market on a commercially viable basis.

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at June 30, 2014 consisted of our operating lease of $8,950 per month, and total liabilities of $1,385,955, which includes $757,556 of convertible notes payable, net of discounts. Under the terms of our operating lease the average monthly payments are $8,950, including common area maintenance through December 31, 2014. The total future minimum payments under this lease as of June 30, 2014 are $53,700.

During 2013 and for the six months ended June 30, 2014, the Company has issued promissory notes in the aggregate of $872,313, net of discounts, at 10% interest and are secured by the Company’s equipment.  With the negotiated extension, notes are due and payable on or before June 30, 2014 (See Note 6 to the financial statements).  Management anticipates extending the maturity date of the notes with the same terms.

As of June 30, 2014, we had accounts payable of $200,407 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees, and $8,878 related party accounts payable for other operating expenses.

Accrued liabilities at June 30, 2014, were $379,115 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

On July 9, 2014, the Company issued a promissory note for $40,000.  The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The principal amount of the note and all accrued interest is due and payable on or before September 30, 2014 (See Note 10 to the financial statements).

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2013 and for the six months ended June 30, 2014, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment. Based upon our analysis for the impairment test for the six months ended June 30, 2014 compared the carrying value of the Company's net assets to the estimated fair value of the overall Company, and the present values of projected net cash flows of the Company over the next three years, no additional impairment was recognized during the six months ended June 30, 2014.

We test long-lived assets for impairment quarterly or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Under similar analysis no impairment charge was taken during the six month period ended June 30, 2014. Impairment tests will be conducted on a quarterly basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted  is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. In addition, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the six month periods ended June 30, 2014 and 2013, we recognized $0.00 and $0.00, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2014 and 2013, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2013 and 2012.

	Three month period ended June 30,		Six month period ended June 30,
	2014	2013	2014	2013

Engineering, contract and testing revenue	$ 43,302	$ 28,495	$ 96,653	$ 41,775

Total operating costs and expenses	271,390	260,001	544,546	509,894

Net other income (expense)	(23,444)	(22,688)	(48,589)	(31,731)

Net loss	(251,532)	(254,194)	(496,480)	(499,850)

Basic and diluted loss per common share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

For the three and six months ending June 30, 2014 revenue increased by $14,807 and $54,878, respectively,  when compared to the same interim periods in 2013. The increase in revenue was primarily due to the Company entering into a development agreement with Bend Tech, the recognition of $10,000 in deferred income for the shoe development, and the work with Haemoband Surgical, LTC. The Company continues to execute on its business plan by concentrating its marketing resources on a limited number of customers that have the greatest potential to generate the most short-run revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market during the remainder of 2014 and beyond, and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations, but have steadily increased over the past two years and management anticipates that revenues will continue to increase as we continue to execute our long-term business plan and cultivate larger customer base with our existing product offering. However until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

Revenue for the three and six months ending June 30, 2014 and 2013 was from design contract, development engineering and limited production. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.

Of the $271,390 and $260,001 total operating costs and expense for the three months ending June 30, 2014 and 2013, respectively, $74,422 and $55,604 were for direct research and development cost, respectively. For the three months ended June 30, 2014, total operating expenses increased by $11,389 when compared to the same period in 2013, the majority of the increase related to increased research and development expenses.

Total operating expense increased by $34,652 for the six months ended June 30, 2014 when compared to the same period in 2013. Of the $544,546 and $509,894 total operating costs and expenses for the six months ending June 30, 2014 and 2013, respectively, $138,690 and $105,188 were for direct research and development cost, respectively. The increase in operating expense for the 2014 interim periods was primarily due to increases in research and development costs required to move the projects under development agreements toward commercialization.

The chart below represents a summary of our condensed consolidated balance sheets at June 30, 2014 and December 31, 2013.

	June 30, 2013	December 31, 2013

Cash and cash equivalents	$ 27,956	$ 35,221
Total current assets	80,542	85,060

(continued)	June 30, 2013	December 31, 2013

Total assets	$ 5,326,815	$ 5,421,394
Total liabilities	1,379,267	995,367
Deficit accumulated during the development stage	(20,904,759)	(20,408,027)
Total stockholders' equity	$ 5,326,815	$ 4,426,027

Cash and cash equivalents decreased by $7,265 at June 30, 2014 compared to December 31, 2013. The decrease in cash is due to the timing of payment of expenses and collection of accounts receivable. Our non-current assets decreased at June 30, 2014 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $21,770, net of depreciation; patents and proprietary technology of $321,035, net of amortization; goodwill of $4,896,917 and long-term deposits of $6,550 associated with the facility operating lease.

Total liabilities increased by $383,900 at June 30, 2014; the increase was primarily due to the increase in convertible notes payable of $237,209.  The Company used the proceeds from the notes to fund operations. During the six months ended June 30, 2014, the Company recognized $10,000 in deferred revenue on the completion of the enhancements to our software and electronics for the sports show sensing device.  Accrued liabilities and accounts payable increased by $160,558 during the period for investor relations and insurance related expenses.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer evaluated whether information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer has concluded that our disclosure controls and procedures are effective at that reasonable assurance level as the end of the period covered by this report based upon our current level of transactions and staff.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended June 30, 2014 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the six months ending June 30, 2014, we had negative cash flows from operating activities of $247,266.  We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

Our future success depends on our ability to protect our intellectual property. We use a combination of patents and other intellectual property arrangements to protect our intellectual property. There can be no assurance that the protection provided by our patents will be broad enough to prevent competitors from introducing similar products or that our patents, if challenged, will be upheld by courts of any jurisdiction. Patent infringement litigation, to either enforce patents or defend ourselves from infringement suits, will be expensive and could divert our resources from other planned uses. Patent applications filed in foreign countries and patents in these countries are subject to laws and procedures that differ from those in the U.S. and may not be as favorable to us. We also attempt to protect our confidential information through the use of confidentiality agreements and by limiting access to our facilities. There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our confidential information and intellectual properties from our competitors.

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

Due to the current downturn in the global economy and financial uncertainties, automakers and other potential customers could delay, significantly curtail or altogether eliminate any further investment in new technology including, the Bend Sensor® technology, until the global financial markets and economies stabilize. Due to our limited cash resources, any delays in bringing our products and technology to market could have a material adverse effect on our ability to continue as a going concern.

Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to capture increased market share.

The market for sensor devices is extremely competitive, and we expect that competition will intensify in the future. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business, operating results or financial condition. Our primary competitors in the air bag market are International Electronics and Engineering, Siemens, Robert Bosch GmbH, Denso, Inc., Breed Technologies, TRW Automotive, Delphi Corporation, Autoliv Inc., Takata and Temic. We believe that none of our competitors has a product that is superior to our Bend Sensor® technology at this time. However, many of our competitors and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products and markets than we can.

Ongoing industry consolidation among worldwide automotive parts suppliers and financial difficulties of U.S. automakers may limit the market potential for our products.

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

ITEM 5.  OTHER INFORMATION

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS

Effective June 30, 2014, Thomas N. Strong, who had served as the Company’s Controller and Chief Financial Officer, resigned to pursue other career opportunities.  There were no disputes or disagreements between Mr. Strong and the Company.  Clark M. Mower, the President and Chief Executive Officer, will serve as the Principal Financial Officer until such time as the Board of Directors appoints another to serve as Chief Financial Officer.

ACCOUNTING SERVICES

The Company has entered into an agreement with Convergence LLC, to perform accounting functions and other financial services at a rate of $19,000 per year.  Keith L. Merrell, managing member of Convergence LLC and the person providing these services, has served as Chief Financial Officer for three other public companies and previously served as the Chief Financial Officer of the Company in 2007 and 2008.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Part II Exhibits

No.	Description
3.1	Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)
3.2	Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1	Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)
10.2	Addendum to Lease Agreement between Flexpoint Sensor and American Covers, Inc., dated March 29, 2012 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed May 15, 2012)
10.3	Form of Promissory Notes
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: August 13, 2014

/s/ Clark M. Mower

Clark M. Mower

President

Chief Executive Officer

Principal Financial Officer

Date: November 8, 2006