Form 10-Q
period 2014-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2014-11-12
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2014

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 53,377,114 as of November 1, 2014.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2014 and

    December 31, 2013 (Audited)

3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine

  Months Ended September 30, 2014 and 2013

4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the

                Nine Months Ended September 30, 2014 and 2013

5

              Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3. Quantitative and Qualitative Disclosures about Market Risk

18

Item 4. Controls and Procedures

18

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

18

Item 6.  Exhibits

 21

Signatures

22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2014, the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, and condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2013 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 15, 2014. In the opinion of management, the financial statements include all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine months ended September 30, 2014 and 2013, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	SEP 30, 2014 (Unaudited)	DEC 31, 2013 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 25,766	$ 35,221
Accounts receivable	71,989	6,425
Notes Receivable	25,000	25,000
Inventory	7,433	6,584
Deposits and prepaid expenses	11,874	11,830
Total Current Assets	142,062	85,060
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $583,636 and $527,106	2,757	59,378
Patents and Proprietary Technology, net of accumulated
amortization of $665,755 and $587,496	304,459	373,489
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,352,745	$ 5,421,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 218,180	$ 212,142
Accounts payable – related party	319	6,056
Accrued liabilities	433,077	206,822
Deferred revenue	-	10,000
Convertible notes payable, net of discount of $58,942 and $4,653	826,058	520,347
Convertible notes payable to related party	40,000	40,000
Total Current Liabilities	1,517,634	995,367

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	--	--
Common stock – $0.001 par value; 100,000,000 shares authorized;
53,377,114 shares and 53,377,114 shares issued and outstanding	53,377	53,377
Additional paid-in capital	24,918,928	24,780,929
Accumulated deficit	(21,137,194)	(20,408,279)
Total Stockholders' Equity	3,835,111	4,426,027
Total Liabilities and Stockholders' Equity	$ 5,352,745	$ 5,421,394

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	2014	2013

Engineering, Contract and Testing Revenue	$ 124,464	$33,407	$221,117	$75,182

Operating Costs and Expenses
Amortization of patents and proprietary technology	25,805	26,975	78,259	80,047
Cost of revenue	4,381	6,182	7,940	14,352
Administrative and marketing expense	165,313	167,576	515,155	511,040
Research and development expense	78,056	71,121	216,746	176,309
Total Operating Costs and Expenses	273,555	271,854	818,100	781,748

Other Income (Expense) Interest expense	(83,359)	(18,232)	(131,978)	(50,104)
Interest income	16	--	46	37
Gain on stock debt exchange	--	68,450	--	68,450
Net Other Expense	(83,343)	50,218	(131,932)	18,383

Net Loss	$ (232,434)	$(188,229)	$(728,915)	$(688,183)

Basic and Diluted Loss Per Common Share	$ (0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	53,377,114	49,255,375	53,377,114	46,955,453

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$ (728,915)	$ (688,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56,620	57,039
Amortization of patents and proprietary technology	78,259	80,047
Issuance of common stock and warrants for services	--	250,000
Amortization of discount on note payable	83,711	10,223
Gain on forgiveness of debt	--	(68,450)
Changes in operating assets and liabilities:
Accounts receivable	(65,564)	(4,224)
Inventory	(849)	273
Notes receivable	--	(25,000)
Deposits and prepaid expenses	(43)	11,951
Accounts payable	6,037	(34,328)
Accounts payable – related parties	(5,737)	(5,160)
Accrued liabilities	226,256	(14,637)
Deferred revenue	(10,000)	10,000
Net Cash Used in Operating Activities	(360,225)	(420,449)

Cash Flows from Investing Activities:
Payments for patents	(9,230)	--
Net Cash Used in Investing Activities	(9,230)	--

Cash Flows from Financing Activities:
Proceeds from borrowings under convertible note payable	360,000	425,000
Net Cash Provided by Financing Activities	360,000	425,000

Net Change in Cash and Cash Equivalents	(9,455)	4,551
Cash and Cash Equivalents at Beginning of Period	35,221	42,024
Cash and Cash Equivalents at End of Period	25,766	46,575
Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --
Cash paid for interest	--	--
Supplemental Disclosure on Noncash Investing and Financing Activities
Recognition of discounts on convertible notes payable	(138,000)	(20,000)

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

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is engaged principally in designing, engineering, and manufacturing sensor technology products and equipment using Bend Sensors® flexible potentiometer technology. The Company had a loss of $728,915 and used cash in operating activities of $360,225 during the nine months ended September 30, 2014.  During the nine months ended September 30, 2013 the Company lost $688,183 and used cash in operating activities of $420,449. Through September 30, 2014, the Company had an accumulated deficit of $21,137,194. The Company has not earned any appreciable revenue during the period from February 24, 2004 (date of emergence from bankruptcy) through September 30, 2014. These matters raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2012, the Company raised $2,926,391 in additional capital, including accrued interest, through the issuance of long and short-term notes to various entities, including related parties. All of the notes had an annual interest rate of 10% to 12% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $.07 to $.25 per share with maturity dates from March 31, 2008 to December 31, 2013. However, prior to December 31, 2012 all but $327,525 of  the convertible notes were converted to an aggregate of 13,210,663 shares of the Company's restricted common stock at an average share price of about $.17 per share. On December 31, 2013, the Company converted an additional 3,750,000 restricted common shares at $0.08 per share and retired $287,525 in debt plus all accrued interest

During the nine months ended September 30, 2014, the Company has raised an additional $360,000 in operating capital through the issuance of short-term notes to Capital Communication LLC.  The notes are secured by the Company’s business equipment and have a conversion feature for restricted common shares at prices ranging from $0.025 to $0.07 per share, with various maturity dates during the year.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $25,766 at September 30, 2014 and $35,221 at December 31, 2013 represent cash on deposit in various bank accounts with a financial institution.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term nature of these financial instruments. The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates, which approximate current market rates.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company’s analysis did not indicate any impairment of assets as of September 30, 2014.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the estimated life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the rights to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology rights, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of September 30, 2014.

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

Basic and Diluted Earnings per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2014, there were outstanding options to purchase 2,024,000 shares of common stock and outstanding convertible notes payable with common share equivalents of 18,645,962. These options were not included in the computation of diluted earnings because the related exercise prices were greater than the average market price of the common shares and the common stock equivalents for convertible notes were excluded because their effect would have been anti-dilutive.

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

During the nine month period ended September 30, 2014 the Company recognized $0.00 of stock-based compensation expense, compared to $0.00 during the same period in 2013. There were 2,024,000 employee stock options outstanding at September 30, 2014. A summary of all employee options outstanding and exercisable under the plan as of September 30, 2014, and changes during the nine months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	0.90	$ -
Granted	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at the end of Period	2,024,000	$ 1.10	0.90	$ -
Exercisable at the end of Period	2,024,000	$ 1.10	0.90	$ -

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Based upon the current options issued as of September 30, 2014, there was no additional unrecognized compensation cost related to employee stock options that will be recognized.

NOTE 3 – INVENTORIES

At September 30, 2014, inventories are comprised entirely of raw materials used for making prototypes and limited production runs.  There was no work in progress or finished goods.

NOTE 4 – ISSUANCE OF STOCK

None during the period presented.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has a related party payable to its President, CEO and Director for reimbursement of travel and other related expenses incurred on behalf of the Company. The amount due to the President as of September 30, 2014 and December 31, 2013 is $319 and $2,055, respectively.

NOTE 6 – NOTES PAYABLE

During the nine months ended September 30, 2014, the Company raised $360,000 in capital through the issuance of short-term notes to Capital Communications, Inc.  This is in addition to the $525,000 issued and outstanding as of December 31, 2013.  All of the notes have an annual interest rate of 10%, have various maturity dates during the year, and are secured by the Company’s business equipment.  The notes also have a conversion feature for restricted common shares, ranging from $.025 to $.07 per share.  In addition to two notes for $25,000 each issued in 2013 with discounts, and one of the notes issued on February 25, 2014 for $40,000, these notes have an exercise price which was less than the trading price of the stock on the date of issuance, resulting in a beneficial conversion feature valued at $10,000, resulting in a discount on the value of the note.  On June 20 and June 30, 2014, two notes of $20,000 each were issued with exercise prices less than the trading price of the stock on the date of issuance, resulting in a beneficial conversion feature valued at $4,000 each for a total of $8,000.  On July 23, August 15, September 3 and September 16, 2014, four notes totaling $120,000 were issued with exercise prices less than the trading price of the stock on the date of issuance, resulting in a beneficial conversion feature of $138,000.  The unamortized discount of all notes  as of September 30, 2014 was $58,942, resulting in $58,833 of unamortized discount recorded as part of the $83,711 in amortization of discount on notes payable during the nine month period.  The notes had various maturity dates but, prior to December 31, 2013, all of the outstanding and future convertible notes issued Capital Communications were extended to September 30, 2014 and $80,000 on the notes issued during this three month period have a maturity date of July 15, 2015.  Management anticipates further extending these notes with similar terms as they reach their exiting maturity dates.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On the same date, as part of the settlement agreement (see Note 7 - Litigation), the Company entered into an exclusive licensing agreement that granted the Company the sole and exclusive rights to all products, devices, and commercial applications of any type or nature that relate to or are derived from the patents and application for patents controlled by Mr. deGreef and his companies. As additional compensation for the settlement, the Company also received a note in the amount of $360,000 from the deGreef companies to be paid with accrued interest no later than April 8, 2015 through future royalties generated from the exclusive rights to technology specifically identified in the settlement and licensing agreements. The note has an annual interest rate of 5% and is secured by the intellectual properties of Mr. deGreef and his companies, including patents issued and those currently under application and any and all devices derived from such.

At the time of this filing the Company does not have orders for products or devices; contracts for, or contracts that are currently being negotiated; or any type of existing or negotiated royalty agreement that uses the patents or technology identified in the settlement and licensing agreement. Also, because the source of repayment of the $360,000 note receivable is from future royalty income from the sales of product, devices or uses of the technology, therefore at this time as stipulated in Accounting Standards Codification ("ACS") 450 the Company is not permitted to recognize a contingent asset.  At such time as royalty income can be reasonably estimated and is "virtually certain", the Company will recognize the note receivable.

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) whereby an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. Management’s evaluation is to be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.  If conditions or events raise substantial doubt about the entity’s ability to continue as a going concern the entity should disclose information that enables users of the financial statements to understand management’s evaluation of the significance of the conditions or events and of management’s plans to mitigate the conditions or events.

The standard is effective for annual periods ending after December 15, 2016, and interim periods therein. Early adoption of this amendment is allowed.  We are currently evaluating the date at which we will adopt this standard.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915).  The amendments in this ASU simplify accounting guidance by

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

removing all incremental financial reporting requirements for development stage entities.  The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities).  Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and will not report inception to date financial information.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

NOTE 10 – SUBSEQUENT EVENTS

In October 2014 the Company received an additional $40,000 for which a convertible note has been issued.  The note bears interest at the rate of 10% per annum and has a maturity date of July 15, 2015.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is principally engaged in designing, engineering and manufacturing bend sensor technology and devices that use its patented Bend Sensor® technology, (a flexible potentiometer technology). For the past four years, we have been making improvements to our technology and proving the versatility and durability of the Bend Sensor® by manufacturing Bend Sensor® devices and related products and introducing these to a variety of industries. We currently own six patents and through our research and development, efforts are in the process of filing for more that include fully integrated products being sold and supplied to our limited customer base. We have also jointly developing additional commercially viable products, including a universal sensor that will be used in the automotive, medical and industrial industries.

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

During the past nine months, we completed the electronics and software that will be used in a running shoe and other sports related products. The completion of these components opens the way for Bend Tech and Flexpoint to aggressively market to major shoe manufactures. It also is a critical piece of the golf training aid that Bend Tech will market. Beyond its sport and recreational value, golf is a major industry that generates jobs, commerce, economic development and tax revenues for communities throughout the country. The total size of the golf economy nationally was estimated at $68.8 billion in 2011, up from $62 billion in 2000 (from http://www.wearegolf.org).

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

We successfully completed PhaseTwo of the disposable directional colonoscope for Haemoband Surgical, Ltd, a Northern Ireland based company that specializes in unique medical devices. We have made a partial delivery of the products required by  Phase Three and expect to complete the delivery of all products for Phase Three by the end of November.  Under the terms of the agreement we will receive a milestone payment upon completion of delivery for Phase Three.   We will then proceed through Phase Four and Phase Five, the final phases that will bring the project to completion and commercialization.  With the successful completion of Phase Two management believes the Company moves closer to an agreement for a long-term contract with Haemoband.  The estimated volumes quoted for this device are between 500,000 to 1 million sensors annually. The application will use a sensor that is an adaptation of a sensor that we already have commercially available; therefore, the cost associated with the development of this medical application has been marginal. It is estimated that the annual demand for colonoscopy procedures ranges from 2.21 to 7.96 million in the United States and as the overall population continues to age more procedures will be required. One of the difficulties with the procedure is providing an inexpensive means of locating the exact position of the colonoscopes. With the use of our sensor array and monitoring equipment, the initial testing has shown that with the Bend Sensor® technology it is possible to locate the positioning of the colonoscopes. It is anticipated that completion and commercialization of this product will open up significant other markets for additional products that uses similar equipment for other unrelated products in the medical industry.

The Company continues working with HTK Engineering, LLC and Vista Brake who are currently marketing their safety mechanisms specifically designed for garbage trucks and other large commercial and emergency vehicles. Most commercial vehicles have an "air braking system" which can lose pressure and disengage the brakes while the vehicle is still running. Our Bend Sensor® technology is the key component of the HTK and Vista's systems, which provide a backup braking system preventing the vehicle from inadvertently rolling into people, buildings or other vehicles. Part of the marketing effort has been to involve insurance companies who have paid claims related to the initial brake failure. Because our jointly designed systems are easily installed and adaptable to most vehicles insurance companies have indicated they would provide a reduction in premiums should their customers install the one of these systems. There are over 179,000 garbage and recycling trucks in use in the United States. and HTK is also pursuing opportunities for the system throughout Europe and Asia.

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

Using our Bend Sensor® technology the Company has developed a patented medical bed and with the settlement with R&D Products and Mr. deGreef we are now able to openly market this unique bed. Because of the Bend

Sensor’s® predictability the accompanying electronics of the bed are able to determine the position of the person in the bed and how they are moved. The bed has the ability to roll a patient left or right to relieve pressure areas that can cause bed sores or other life threatening complications for patients that are bed ridden as well as facilitate dressing changes. Needed adjustments can be programmed into the bed to relieve pressure areas to meet the required standards for patient care and comfort. We anticipate that progress on this application  will follow completion of the running shoe application.  Our Bend Sensor® technology has many other medical applications that the Company is pursuing.

The Company anticipates marketing a similar bed as part of an in-home specialty mattress. The specialty (non-innerspring) segment of the bedding market has been growing rapidly over the past six to seven years. With the increasing demand of specialty mattresses, almost every commercial mattress company has a specialty bed they promote. The Company has had some discussions with mattress companies who have expressed interest in the concept. Mr. deGreef has been intimately involved with the medical mattress and other products that have been placed on hold during the lawsuit, and has successfully marketed these products in prior years. Mr. deGreef is currently in discussions with additional interested clients.

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

Finalizing additional long-term revenue generating production contracts with other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to, and are dependent upon, our ability to attract significant long-term production contracts.  In the short term, we must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we have made positive strides forward with our business plan, it is likely that significant progress may not occur for the next three to six months, primarily due to the time it takes for negotiating such contracts.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable over the next six to nine months.

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

Over the past nine months, the Company has issued $360,000 in convertible promissory notes with conversion features ranging from $.07 to $.025 with an annual interest rate of 10%. The loans are secured by the Company's business assets, with various maturity dates.  The Company previously negotiated extensions for all of the notes to September 30, 2014.  The proceeds of these notes were used to fund operations, including the various development projects currently underway.

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

As we enter into production and development agreements, we must ensure that those agreements provide adequate funding for any pre-production research and manufacturing costs. As we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and/or  royalties related to these agreements. However, other than the recent development  agreement with Bend Tech that we believe will provide future revenues, we have not formalized any additional agreements during the past year and there can be no assurance that the agreements we currently have will come to fruition in the near future or that a desired technological application can be brought to market on a commercially viable basis.

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2014 consisted of our operating lease of $8,950 per month, and total liabilities of $1,517,634, which includes $826,058 of convertible notes payable, net of discounts. Under the terms of our operating lease, the average monthly payments are $8,950, including common area maintenance through December 31, 2014. The total future minimum payments under this lease as of September 30, 2014 are $26,850.

During 2013 and for the nine months ended September 30, 2014, the Company has issued convertible promissory notes in the aggregate of $826,058, net of discounts, at 10% interest and are secured by the Company’s equipment. With the negotiated extension, notes are due and payable on dates ranging on or before September 30, 2014  through July 15, 2015. (See Note 6 to the financial statements). Management anticipates extending the maturity date of the notes with the same terms.

As of September 30, 2014, we had accounts payable of $218,180 related to normal operating expenses, including health insurance, utilities, production supplies, travel expense, and expenses for professional fees, and $319 related party accounts payable for other operating expenses.

Accrued liabilities at September 30, 2014, were $433,077 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

In the three months ended September 30, 2014 the Company issued convertible  promissory notes for $120,000.  The notes have an annual interest rate of 10% and are secured by the Company’s equipment.  The principal amount of the notes and all accrued interest is due and payable on maturity dates ranging from September 30, 2014 to July 15, 2015. (See Note 6 to the financial statements).

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2013 and for the nine months ended September 30, 2014, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets that has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment. Based upon our analysis for the impairment test for the nine months ended September 30, 2014 compared the carrying value of the Company's net assets to the estimated fair value of the overall Company, and the present values of projected net cash flows of the Company over the next three years, no additional impairment was recognized during the nine months ended September 30, 2014.

We test long-lived assets for impairment quarterly or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Under similar analysis no impairment charge was taken during the nine month period ended September 30, 2014. Impairment tests will be conducted on a quarterly basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted  is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. In addition, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the nine month periods ended September 30, 2014 and 2013, we recognized $0.00 and $0.00, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries and should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2014 and 2013, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2013 and 2012.

	Three month period ended September 30,		Nine month period ended September 30,
	2014	2013	2014	2013

Engineering, contract and testing revenue	$ 124,464	$ 33,407	$ 221,117	$ 75,182

Total operating costs and expenses	273,555	271,854	818,100	781,748

Net other income (expense)	(83,343)	50,218	(131,932)	18,383

Net loss	(232,434)	(188,229)	(728,915)	(688,183)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Revenue for the three and nine months ending September 30, 2014 and 2013 was from design contract, development engineering and limited production. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.

For the three and nine months ending September 30, 2014 revenue increased by $91,057 and $145,935, respectively, when compared to the same interim periods in 2013. The increase in revenue was primarily due to the Company entering into a development agreement with Bend Tech and the work with Haemoband Surgical, LTC. The Company continues to execute on its business plan by concentrating its marketing resources on a limited number of customers that have the greatest potential to generate the most short-run revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market during the remainder of 2014 and beyond, and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations, but have steadily increased over the past two years and management anticipates that revenues will continue to increase as we continue to execute our long-term business plan and cultivate larger customer base with our existing product offering. However until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

Of the $273,555 and $271,854 total operating costs and expense for the three months ending September 30, 2014 and 2013, respectively, $78,056 and $71,121 were for direct research and development cost, respectively. For the three months ended September 30, 2014, total operating expenses increased by $1,701 when compared to the same period in 2013, the majority of the increase related to increased research and development expenses.

Total operating expense increased by $36,352 for the nine months ended September 30, 2014 when compared to the same period in 2013. Of the $818,100 and $781,748 total operating costs and expenses for the nine months ending September 30, 2014 and 2013, respectively, $216,746 and $176,309 were for direct research and development cost, respectively. The increase in operating expense for the 2014 interim periods was primarily due to increases in research and development costs required to move the projects under development agreements toward commercialization.

The chart below represents a summary of our condensed consolidated balance sheets at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013

Cash and cash equivalents	$ 25,766	$ 35,221
Total current assets	142,062	85,060
Total assets	5,352,745	5,421,394
Total liabilities	1,517,634	995,367
Deficit accumulated during the development stage	(21,137,194)	(20,408,027)
Total stockholders' equity	$ 3,835,111	$ 4,426,027

Cash and cash equivalents decreased by $9,455 at September 30, 2014 compared to December 31, 2013. The decrease in cash is due to the timing of payment of expenses and collection of accounts receivable. Our non-current assets decreased at September 30, 2014 due to the depreciation and amortization of long-lived assets. These assets include property and equipment valued at $2,757, net of depreciation; patents and proprietary technology of $304,459, net of amortization; goodwill of $639,950 and long-term deposits of $6,550 associated with the facility operating lease.

Total liabilities increased by $522,267 at September 30, 2014; the increase was primarily due to the increase in convertible notes payable of $305,711, net of discount.  The Company used the proceeds from the notes to fund operations. Accrued liabilities and accounts payable increased by $232,293 during the period for investor relations and insurance related expenses.

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

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended September 30, 2014 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the nine months ending September 30, 2014, we had negative cash flows from operating activities of $360,225.  We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

We have completed installation of our first manufacturing line; however, our agreement with a third party manufacturer will allow us to delay installation and approval of a second production line. The second manufacturing line will be needed as a result of anticipated increased manufacturing demand and improved manufacturing efficiencies. We anticipate qualifying our manufacturing facility for ISO/TS-16949 certification as the Company successfully obtains additional manufacturing contracts during the coming year. However, we cannot assure you that we will satisfy ISO/TS-16949 qualification or that the production lines will produce product in the volumes required or that the production lines will satisfy the requirements of our automotive customers.

Our success is dependent on our intellectual property rights, which are difficult to protect.

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

Date: November 12, 2014

/s/ Clark M. Mower

Clark M. Mower

President

Chief Executive Officer

Principal Financial Officer

Date: November 8, 2006