Form 10-K
period 2014-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2015-03-30
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of 45,086,138 shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.03), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was approximately $1,352,584.

The number of shares outstanding of the registrant’s common stock, as of March 25, 2015, was 58,827,114.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	41
Signatures		42

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

BUSINESS OVERVIEW

Flexpoint Sensor Systems, Inc. (“Flexpoint”, or “Company”), is principally engaged in designing, engineering and manufacturing bend sensor technology and products using its patented Bend Sensor® technology, (a flexible potentiometer technology). Since emerging from bankruptcy we have been making further improvements to our technologies, manufacturing and developing fully integrated devices and related products that we have been marketing and selling to a variety of companies in diverse industries. We are negotiating and signing agreements and contracts that have provided some limited revenues and have proven that our sensors are more durable, adaptable and cost effective than any other product currently on the market.  We own five patents, including patents on specific devices that use the Bend Sensor® and have exclusive rights through licensing agreements to other patents and devices. We are continuing to develop and enhance our intellectual properties that will result in additional patents being filed. The Company currently manufactures, and has jointly developed, twelve products that are being sold and supplied to current customers and we continue to receive orders for our standard sensors. Over the past twelve months, in addition to strengthening our relationship with several Tier 1 (major) suppliers in the automotive industry we have developed new relationships with clients which will provide various applications in a wide range of industries. We have built and shipped orders to a number of these companies to enable them to test the utilization of our sensors into their existing and developing product lines.  During this year we will focus marketing efforts on a number of larger domestic and international companies that have applications which have the potential to greatly increase the volume of sensors we are currently manufacturing.

In addition to the sale of our products and engineering and design services we also may consider generating revenues through licensing our unique technology for field of use or territory. We will attempt to negotiate each license agreement to contain a provision for either first right of refusal to manufacture, or royalty provisions for specific products or applications. During the past year we have continued to concentrate our marketing efforts on sensor and electronics which we consider to be quick to market production orders, and on engineering services that have generated limited, but immediate, revenues that have assisted in improving our cash flow and name recognition. We have also continued our marketing efforts in the automotive industry. Due to the size and the many regulations in the automotive industry, it requires a significantly longer time to develop and acquire approvals for new technologies.  Due to the high volumes associated within the automotive industry, we anticipate that this industry will potentially generate significant long term revenue streams.

We continue to work with various Tier 1 automotive suppliers on a variety of products that are in various stages of development and implementation. Both the medical and automotive industries have undergone significant changes due to the economic and political uncertainties over the past several years. These uncertainties have created some delays in the implementation of the automotive and medical devices and therefore, over the past three years, we have focused our limited resources and marketing efforts on sensors and products that in the aggregate will generate a smaller dollar volume than those anticipated from our medical or automotive devices, but have a quicker pathway to market and have generated needed limited, but immediate, cash flow while providing additional name and product recognition that we believe will provide long term benefits. Based upon the current interest in our sensors from the automotive and medical industries, we anticipate that over the next twelve months we will begin producing larger repeatable volumes of sensors and devices in these focus industries.

PRINCIPAL PRODUCTS

Bend Sensor® Technology

The Company owns the patent rights to our Bend Sensor® technology through Sensitron, a wholly-owned subsidiary of the Company. The Bend Sensor® is a flexible potentiometer; the bend sensor product consists of a coated substrate, such as plastic, that changes electrical conductivity as it is bent in a consistent manner.  Electronic systems connect to this sensor and measure in detail the amount of bending or movement that occurs in a predictable manner.  Certain applications of the Bend Sensor® potentiometer have been patented (See “Patents and Intellectual Property,” below).

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

Horn Switch

A major automobile manufacturer has partnered with Tier 1 suppliers to test our patented horn switch to replace their existing technology. This latest phase of testing began in October 2013 and included installation of our horn switch into multiple cars and having them driven by various executives, decision makers and engineers of the company. The advantages of the Bend Sensor® switch are that with the associated electronics it is a "drop in" item that can immediately go into existing vehicle platforms. Because the Bend Sensor® switch and the associated electronics have very few moving parts, our switch will help eliminate the squeaks and rattles and other noise associated with the existing technology in use. Additionally because the Bend Sensor® has few moving parts it can withstand a higher number of actuations without replacement.

In July 2014 we announced the completion of this hands-on vehicle testing.  The driving tests included a 150,000 mile driving test in which the system must function under actual driving conditions.  The system functioned properly and there were no issues.

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

Seat Belt Reminder

While working with various Tier 1 automotive suppliers we developed and tested a seat belt reminder (SBR) sensor that alerts the occupant of an automobile to fasten his/her seatbelt.  We are currently working with multiple manufacturers to potentially replace existing devices in the marketplace with a system we believe is superior in performance and has a lower price point.

Using the same concept, this product is currently being considered as a safety device, similar to the emergency vehicle application discussed below, to be used in school buses. A bus driver could know and immediately be alerted should any of the passengers be in an unsafe position prior to entering traffic. The Bend Sensor® not only detects occupancy of a seat, but also has the capability of recording and logging the frequency of use over time.   This feature would enable transportation companies to use this recorded information to determine the most optimum usage of their capital equipment to maximize return on their investments. There have been some legislative debates over whether a bus, and school busses in particular, should provide seatbelts for all of the passengers.

Coupled with Intertek's Protek Passenger Awareness System, our SBR could be easily implemented to fulfill requirements of such legislation.

Pedestrian Impact Detection Sensor

In 2003, the European Parliament and the Council of the European Union published a directive on pedestrian protection to reduce the number of pedestrian deaths and injuries. Over the past several years our Pedestrian Impact Detection (PID) has demonstrated its ability to distinguish within milliseconds between a human leg and an inanimate object.  Four separate and independent automotive suppliers and OEMs tested the Bend Sensor® device for use in a pedestrian impact detection device. The tests proved that the Bend Sensor® device was able to detect impact with a human leg and, in the event of an accident, trigger the desired safety response. The system was also tested by MGA Research, which research confirmed results of our internal testing. The system is placed in the vehicle's front bumper to detect crash impact. Within milliseconds of contact, the system can trigger a safety response in accordance with the manufacturer’s specifications.

Since 2003 other automobile manufacturers and Tier 1 suppliers have expressed interest in the PID and we have provided various sensors to these interested parties for testing. We received requests from many of the Tier 1 suppliers that we collaborate with to work with a supplier that currently has a response system so they can purchase a fully integrated system.

We have also developed a crash sensor, which is a series of sensors mounted in strategic places on the side and door panels of an automobile to detect an impact, as well as the speed, direction and force of the impact.  This allows an onboard computer to deploy side air bags where needed.

Comfort Seats

The Company has developed an advanced comfort seat for automobiles utilizing their patented Bend Sensor® technology and is currently working with Tier 1 suppliers on development of the seat and various seat related controls. Through a joint development arrangement with a Tier1supplier, we developed and delivered prototypes of the seat. The supplier anticipates marketing the product as an added feature to its luxury car manufacturers.

With the success and acceptance of the comfort seat the Company has received additional inquiries regarding the feasibility of and implementation of the technology for commercial vehicles and buses.

Steering Wheel

A provider of luxury automotive accessories has contacted the Company to provide engineering and design for an alertness detection system that would be incorporated into their steering wheel assembly. With the Bend Sensor’s® programmable ability each driver would set his or her settings and, should they begin to get drowsy, the sensor would detect the lack of pressure and alert the driver to get off the road.  A similar concept using our Bend Sensor technology has been discussed with a manufacturer of commercial vehicles and buses.

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

Braking System

HTK Engineering, LLC continues to market their safety mechanism specifically designed for garbage trucks and other large commercial vehicles. Most commercial vehicles have an "air braking system" which can lose pressure and disengage the brakes while the vehicle is still running. Our Bend Sensor® technology is the key component of the HTK system which provides a backup braking system, preventing the vehicle from inadvertently rolling into people, buildings or other vehicles. Part of HTK's marketing effort has been to involve insurance companies who have paid claims related to the initial brake failure. Because the HTK system is easily installed and adaptable to most vehicles, insurance companies have indicated they would provide a reduction in premiums should their customers install the HTK system. There are over 179,000 garbage and recycling trucks in use in the United States. HTK is also pursuing opportunities for the system throughout Europe and Asia.

The Company has developed a similar system for Vista Brakelock Systems, LLC, in Lake Mary, Florida for use on fire trucks. The first units have been delivered and installed with additional orders to follow.

Flow Control Applications

Our flexible sensor has proven to be an extremely robust and durable flow control switch. The Bend Sensor® product allows for the measurement of liquid and air flow, and has been tested to over 35 million cycles without failure. The Company is currently working with a global leader in cleaning, sanitizing, food safety products who have been testing the Bend Sensor® as a measuring and dispensing device for their harsh chemical products.  When the Bend Sensor® device is placed in a flow stream, it can measure if flow is occurring, or it can measure the amount of flow that is occurring. The fact that our design incorporates a single layer flexible device allows it to effectively operate in many harsh environments. While other technologies are affected by dirt, dust, and liquids, the Bend Sensor® product is able to reliably operate under these conditions.  An international supplier of integrated tinting solutions is interested in a similar dispensing system for its paint manufacturers, retail chains and plastic producers. We continue to receive inquiries from a variety of industries for flow applications.

Medical Bed

Through a joint development agreement with R&D Products, the Company developed and produced 20 prototype medical beds that assist in the management of bed sores. Using the Bend Sensor® technology and accompanying electronics the bed is able to determine the position of the person in the bed and how they are moved. The bed has the ability to roll a patient left or right to relieve pressure areas as well as to facilitate dressing changes. Needed adjustments can be made through relieving pressure areas to meet the required standards of care and patient comfort. The medical application for the bed was originally scheduled to launch in mid to late 2009. However, due to management changes and an acquisition, the project has been delayed.

The bed technology has a commercial application that will be marketed as an in-home specialty mattress. The specialty (non-innerspring) segment of the bedding market has been growing rapidly over the past six to seven years. With the increasing demand of specialty mattresses, almost every mattress company has a specialty bed they promote. We have had a number of discussions with various mattress companies who have expressed interest in the concept.

R&D Products anticipates applying the medical bed concept and technology to a mattress cover that can be used for both adult in-home care or nursing home facilities or on infant beds. R&D plans to market this concept in 2015.

Disposable Colonoscope

We have partnered with Haemoband Surgical Ltd. and have satisfactorily completed initial testing for their disposable colonoscope device, which uses our Bend Sensor® technology to monitor the device's position while the procedure is conducted on the patient. Testing to date has demonstrated the ability of Flexpoint's sensor to graphically display the shape of the colonoscope and to accurately detect any looping of the scope. With more accurate readings on the position of the device, doctors can minimize complications that can arise from the colonoscope coiling, and can reduce the time required to perform the procedure. With the Bend Sensor® the current monitoring equipment can now graphically display the position and formation of the colonoscope.

We have shipped the required component units to Haemoband Surgical, and they are currently preparing to enter into clinical trials utilizing this device. Haemoband introduced the product at the Medica 2014 medical trade show in Dusseldorf, Germany.  Upon the completion of the clinical trials Haemoband will push to have the product certified and available to meet the pent-up demand for inexpensive, accurate methods of determining the position of the colonoscopes, and Haemoband's device is the first product in that class. Once development and certification of the device is completed it is anticipated that we will enter into a long term Manufacturing and Supply Agreement with Haemoband.

Because of the large demand, and the fact that this is a disposable device, it is anticipated that we could begin producing sensors for this device into the millions of sensors annually as acceptance and incorporation of the sensors occurs. Growth in the medical sensors industry has been robust in recent years, and is expected to reach $12.4 billion by 2016, according to one report.  Pressure and flow sensors are singled out for particularly strong growth--which are two of Flexpoint's main competencies. With its Haemoband partnership, Flexpoint gains entry into an industry that will likely factor prominently in its future growth.

Other Medical

In November 2009, the Bend Sensor® technology was featured in a study by the University of Rome Tor Vergeta, using an interactive glove, and was recommended as a possible tool to assist doctors in neuroscience studies to determine a patient's level of monitor skill or post-surgical evaluation and therapy, or for assisting the disabled.  Due to the ability of the sensor to measure range of motion, the study also recommends using the Bend Sensor® technology as a tool to design ergonomic devices. The University has continued its research and has identified additional medical applications of our sensors.

Shoe Application

We have continued our work with Bend Tech, LLC to develop and market a sensor system that will provide real time feedback and analysis on balance, performance and cadence to runners and other athletes. Utilizing several of our patented Bend Sensor® technology sensors, located within the shoe, provides real-time feedback of a runner's performance that can be utilized for training and teaching proper technique that will aid in the prevention of injuries.

Because the sensor features a single layer construction, the sensors are not damaged or degraded by dust, dirt or other particulates. Moisture and immersion in mud, water, sweat and many other chemicals are not an issue.

The system will provide real time analysis showing balance, performance and other pertinent data relating to the performance of the individual. The fast response time of the sensor allows it to provide time differentials between heel and toe strike. Other metrics like cadence, ground contact time, the time the foot is not in contact with the ground, shoe loading and unloading profiles and information critical to training and injury prevention can be measured and captured for later review and analysis. Running information can be easily integrated into social media and training logs for quick feedback and analysis.

The electronics include miniaturized printed circuit boards, a wireless communication system, blue tooth technologies, wireless rechargeable batteries and "smart phone" interface. Although the original device was developed to be used in running shoes, the Company has incorporated the shoe technology into a golf training tool that will include golf clubs fitted with our sensors. According to one report the estimated equipment and apparel market for golf alone netted $5.1 billion in sales in the U.S, followed by Japan at $3.7billion (Golf News January 24, 2014; U.S./Japan World Golf Market).

In December 2014 we announced the launch, in conjunction with Bend Tech L.L.C., of a shoe insole system, the Mettis Trainer.  We expect to have the product available for delivery in mid-2015.  Bend Tech is beginning to finalize partnerships with larger companies already involved in the athletic shoe industry for distribution.

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

BUSINESS STRATEGY

Due to the many potential applications of our technology and our limited financial and other resources management made the decision to focus our marketing efforts on a few products that can be brought to market quickly, will provide maximum exposure for the technology and will generate additional orders for products from a growing customer base. This has required us to coordinate our product design, manufacturing, distribution and service strategies in a long-term business model, while still generating short term revenues. Another strategic marketing strategy has been to develop a standard line of sensor products with corresponding hardware, electronics and software to facilitate ease of implementation of our technology into a customer's existing system. Through our joint venture with Card Access we have developed an enclosed standard pressure sensor for an easy-to-use occupancy sensor used in home automation, commercial automation and hospitality automation markets. The “Smart Pressure Sensor” measures the change in distributed pressure of a chair, a bed, or a sofa when occupied. Our standard product line is expected to be sold directly to the customer and through manufacturer's representatives and distributors. We have also expanded our product offering to include substantially complete value-added assemblies, which includes the electronics and software. We continue to consider the licensing of our technology and/or products or strategic partnership arrangements that will generate sufficient revenues to sustain our operations. We anticipate selling primarily to OEM or Tier 1 suppliers for worldwide distribution.  For our international customers, we anticipate selling and distributing our products through various manufacturer representatives and distributors.

Since our intended customers are typically technology companies, the design phase of the sales cycle is extremely important and considerably longer than in other industries. The original equipment manufacturers typically approach us with a conceptual product and request that we assist in the initial engineering, design, development and production of a working prototype from which we generate limited revenues. The prototype is then tested in the environment in which the ultimate product will be placed.  During this process, the customer is in frequent contact with our application and electrical engineers. Customers also meet with internal sales and support individuals to discuss marketing and distribution channels and strategies for the end consumer products.

We also have added value by expanding our sensor product lines to include circuit boards, enclosures, etc. and have moved toward a fully integrated product while validating and showing the versatility of our Bend Sensor® technology. As mentioned above we currently have several such fully developed products that will directly compete with existing products in the automotive industry. We have also used like designs to develop similar products in other industries, thus leveraging the initial engineering and design work. We believe our products provide great reliability and functionality and can be implemented at a lower overall cost to the customer. These fully integrated products will create a much larger value added profit margin for us. However, there is no assurance that such profit margins will be achieved or that these products will be produced in volumes sufficient to generate significant revenue in the near future.

MARKETING AND SALES

We entered into an agreement with Mr. Sukhminder "Bobby” Bedi through 2012 to assist in the development of products for the automotive industry, including our fully integrated products. Through his contacts Mr. Bedi has provided the Company with expanded exposure in the automotive industry that has created new opportunities for our existing automotive lines of products. Most of our marketing efforts to date have been to offer our automotive products primarily to original equipment manufacturers (“OEM’s”), either directly or through Tier 1 suppliers. Other products are being marketed directly to manufacturers or distributors. Our primary marketing objectives are to continue to generate demand for our products, enhance name and product recognition and support OEM’s and manufactures. As we gain success in branding our name and product recognition we believe the successful use of our products by OEM’s and Tier 1 suppliers will generate additional demand for higher quantity orders of our existing products. We also anticipate that the success of our existing products will allow us to successfully introduce new products and applications to the market.

Due to limited resources our sales strategy depends on a few OEM’s and manufacturers and, were we to lose their business, it will have a significant adverse effect on our results of operations until alternative distribution channels can be established.  We may consider contractual commitments to OEM’s and Tier 1 suppliers in exchange for fees and/or royalties.  In addition, because we sell on a limited basis directly to end users, we are dependent, in part, on the OEM’s for information about retail product sales and demand for sensor technology.  Accordingly, any rapid cessation of purchases or a switch to other companies' products by end users may not be immediately evident to us, and could result in increased product returns.

We have enhanced our website at www.flexpoint.com to include videos on our current projects and also intend to market our products through the use of other social media, and by developing a field sales force which includes direct marketing employees in strategic areas and potentially manufacturer’s representatives nationwide to generate OEM and Tier 1 supplier customers.  As our market grows we anticipate expanding our distribution network throughout the world.  There can be no assurance that we will be successful in developing such a sales force or in expanding our distribution network.

License and supply arrangements, such as those discussed above, create certain risks for us, including:

•

Reliance for sales of products on other parties and, therefore, reliance on the other parties' marketing ability, marketing plans and credit-worthiness;

•

If our products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than Flexpoint Sensor Systems;

•

We may have only limited protection from changes in manufacturing costs and raw materials costs; and

•

If we are reliant on other parties for all, or substantially all, of our sales we may be limited in our ability to negotiate with such other parties upon any renewals of their agreements.

MANUFACTURING AND DISTRIBUTION

Automobile manufacturers, Tier 1suppliers and many international companies require all parts be manufactured in ISO/TS-16949 certified facilities. IS0/TS-16949 is a Quality Management System that contains the particular requirements for the application of ISO 9001:2000 for automotive production and relevant service part organization.  TS-16949 is based on ISO requirements 9001:2000, but it contains additional requirements that are particular to the automotive industry.  These additions are considered automotive “interpretations” by the ISO community of accreditation bodies and registrars.  TS-16949 is a common supplier quality standard for Chrysler LLC Corporation, Ford Motor Company and General Motors Corporation.  TS-16949 applies to suppliers of production materials, production and service parts, heat treating, painting and plating and other finishing services. It does not, therefore, apply to all suppliers of the major automotive companies.

We have entered into a manufacturing and supply partnership with the Walker Components Group. The partnership includes manufacturing, assembly and component acquisition services and is a key step toward finalizing deals with major companies who are working with Flexpoint, HTK, Intertek and others on various projects. The logistical concerns associated with producing these products on a large scale will be comfortably met through this partnership. Many groups we deal with are concerned about our smaller size and our ability to meet production deadlines and volumes.  Walker Components Group is a large manufacturer that has the ability to produce, purchase, aggregate and assemble parts.  They also will provide stockpiling and warehousing of parts so that components can be purchased in larger volumes at a better price instead of only on an as needed basis for smaller orders.  Walker Components Group can become the supplier for Intertek and users of the HTK Engineering system that will give customers confidence that orders will be filled in much the same way as the large automotive manufacturers use Tier 1 suppliers when working with smaller companies. This arrangement overcomes the hurdle when a customer wants our product, but is concerned about the company’s stability or our production capabilities.

SOURCE OF RAW MATERIALS

The Bend Sensor® product consists of a coated substrate, such as plastic, that changes in electrical conductivity as it is bent. Electronic systems connect to the sensor and measure with fine detail the amount of bending or movement that occurs. The single layer design of the Bend Sensor® eliminates many of the problems associated with conventional sensors such as dust, dirt, liquids, heat or pressure. Depending on the application an over-laminate or over-molding may also be applied to the sensors for added environmental protection. Due to its unique construction and the ability to use multiple types of substrates, all raw materials needed to produce the Bend Sensor® are readily available and therefore the Company is not reliant on a single supplier.

STATUS OF PUBLICALLY ANNOUNCED NEW PRODUCTS AND SERVICES

We have continued to mature from a research and development company into a manufacturing and production company and continue to expand our product line. From 2008 and through 2014 we improved and enhanced the design of products in the automotive, medical, shoe and industrial industries and have cultivated relationships with a limited customer base within these industries. We have designed, manufactured and built various testing prototypes and advanced our overall relationships which we believe will be advantageous and will generate significant revenues in the near future. In December 2013 one of our initial patents expired.  We have filed patent continuations noting the enhancements and improvements developed over the past several years which could prolong the protection under this and our other patents. We are reviewing the option of filing additional patents on specific applications and devices that use our Bend Sensor® technology.

During 2013 we received an additional purchase order from a major Tier 1 supplier in conjunction with a Fortune 100 auto maker for completion of horn switch systems to be installed in a limited number of automobiles to be used in vehicle testing. The testing began in October 2013 and the purpose of the tests was to collect additional data and give designers and engineers within the automaker an opportunity to experience the system in an automobile in actual usage situations. This has allowed them a "hands on" experience with the technology prior to their designating the system for incorporation into future vehicle programs.  Once the horn switch has been incorporated into a specific platform, we will work to get the models identified and have it pulled forward for a drop-in application so that the field testing and verification can be completed.

In July 2014 we announced the completion of this hands-on vehicle testing.  The driving tests included a 150,000 mile driving test in which the system must function under actual driving conditions.  The system functioned properly and there were no issues.

It is expected that as the first units are integrated into existing production, the project will be expanded to integrate control switches onto the horn pad, and that the application could be expanded to additional models of automobiles and light trucks. The volumes associated with an automotive platform can range from 150,000 to 4 million vehicles.  A product launch in a platform can consist of 50,000 to 100,000 vehicles during the “shake out period” and will then be incorporated into the entire platform.

In 2013 we also received our first production order from CPS Color Equipment S.p.A- Italy.  CPS Color Equipment S.p.A. operates as a subsidiary of CPS Color Group Oy located in Vantaa, Finland. CPS Color Group operates on all six continents and has annual sales of approximately € 200MM. CPS Color's operating sites and production units are in Finland, Sweden, the Netherlands, Italy,

Switzerland, Germany, Russia, India, China, Singapore, the U.S., Brazil and Uruguay. CPS Color Group is the only major supplier of integrated tinting solutions. CPS provides tinting systems components for a wide variety of customers such as paint manufactures, retail chains, leather and plastic producers. Flexpoint has received an initial production order and custom designed tools for their applications. Although the initial order was small, we believe that it is significant because it further verifies that our sensors and systems have a place within the industrial control industry. Sensors within this industry must be durable and withstand harsh environments. The fact that CPS Color chose our sensor and systems provides us with opportunities to expand our reach within the distribution channel. According to Transparency Market Research, the global industrial control and robotic market was worth $102 billion in 2012 and anticipates a 5.6% growth from 2013 to 2019.

We continue our relationship with InterTek Industrial Corporation, a leading supplier of quality seatbelt systems and safety devices to the emergency vehicle market. Their award winning ProTek Passenger Awareness System uses our Bend Sensor® technology to enhance the safety of passengers and personnel in emergency vehicles. InterTek continues to issue purchase orders ranging from fifty to 100 fully integrated units every six to eight months. The National Fire Protection Association specification that requires a system such as this has been adopted and was expected to go into effect during 2014. Sales through InterTek are expected to continue at present rates until the legislation requiring safety systems such as the ProTek system goes into effect.  Because the system designed and produced by Flexpoint and InterTek meets or exceeds all of the standards of the legislation, we believe that sales will increase in 2015. Since the ProTek system is currently in production and has been tested and proven, it is expected Intertek will be the first to market with an acceptable system and therefore we estimate their revenues to increase over the next three years. We have also received inquiries regarding similar systems for other emergency vehicles as well as school buses.

Because of the previous success of the Bend Sensor® technology in medical devices, Haemoband Surgical, an Ireland based company, contracted Flexpoint to develop a sensor to be used by a doctor as they perform a colonoscopy procedure. During 2013, we completed the first two phases of the project and received milestone payments for each phase of the development. In the last quarter of 2014 we provided Haemoband with the units needed to begin their clinical trials.  The next phase will be the successful completion of the medical trails and gathering the information necessary for completion of the required governmental certifications. Haemoband Surgical has experience in medical markets.  They were the first to launch an automatic multi-action, pre-loaded disposable ligator worldwide. Haemoband Surgical works to the highest levels of quality possible and has achieved many quality certifications.  It is anticipated that, upon completion of the clinical trials and certification of the product, we will enter into a long term Manufacturing and Supply agreement with Haemoband.

Through our relationship with Bend Tech LLC, we received initial funding for the development of a smart shoe that will show and collect real time data that can be used for future training and comparisons. The intent of the data points is to provide comprehensive information for analysis about an athlete’s balance, weight distribution, foot strikes and performance. Due to the advancements in the electronics and software, use along with our Bend Sensor® such data points can be communicated to a smart phone or other device at the time of the activity or stored for later analysis. These technologies include among other things, miniaturized printed circuit boards, (PCB's), innovative wireless communication systems, long life miniature batteries, blue tooth technologies and "smart phone" interface.  These technologies have immediate application in sport shoes and sports related equipment. Equipped with the advanced communications, the smart shoe, sensor equipped golf shaft and the associated electronics Bend Tech intends to market this fully integrated system to the golf industry as a real time training device.  Management’s informal research found approximately 26 million U.S. golfers helped the industry generate $69 billion in revenue in 2011, according to the latest data from market researcher SRI International. While that is down from $76 billion in a 2005 SRI study, it tops revenue from such professional spectator sports as baseball, basketball, football and hockey combined, according to the Census Bureau. Add in the spillover effect on industries such as tourism, and the golf economy expands to $177 billion.

In December 2014 we announced the launch, in conjunction with Bend Tech L.L.C., of a shoe insole system, the Mettis Trainer.  We expect to have the product available for delivery in early 2015.  Bend Tech is beginning to finalize partnerships with larger companies already involved in the athletic shoe industry for distribution.

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

In the medical electronics field, our competitors are the potentiometer manufacturers.  In the auto seat field our competitors are the numerous capacitive, piezo, infrared, force sensor resister, “fsr”, and ultrasonic sensor manufacturers.  Such competitors may use their economic strength and relationships to influence the market to continue to buy their existing products.  One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with our products.  New competitors may emerge and may develop products and capabilities which compete directly with our products. No assurance can be given that we will be successful in competing in the industries identified or in other industries that would benefit from our Bend Sensor® technology.

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

PATENTS AND INTELLECTUAL PROPERTY

We regard certain of our designs as proprietary and attempt to protect them with patents and by restricting disclosure of the designs as trade secrets.  We have five issued patents for our Bend Sensor® technology and have exclusive rights to additional patents and intellectual property, and are in the process of preparing additional patents for new types of sensors and devices using our technology. Due to the joint development of the medical bed product, we believe we also have claims and protection under the patents filed for this specific application. Sensitron owns five United States patents related to the Bend Sensor® technology.  Patents do expire and it will be necessary for us to file patents in the United States and in various foreign countries for each application, we develop so that it is protected from competition.  Our earliest patent expired December 2013; however, we have improved these technologies and met with legal counsel and have filed applications for continuation, to extend the life of the patent, based on the improvements. We also have products that use our unique sensor technology and we are exploring the viability of filing new patents based on the enhancements and the specific applications or value added products.  We must file patents on any technology for which we develop enhancements that contain material improvements to the original technology, thereby extending the original life of our original patents. We are aware of three potentially conflicting patents which we believe will not affect our current or planned use of our technology.

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

MAJOR CUSTOMERS

Currently, we have a limited customer base and historically revenues have not been sufficient to support our current operations. For the year ending 2014, three customers (Haemoband Surgical, Bend Tech LLC and Sensor Products) represented about 70% of the Company’s revenue. This high concentration was primarily related to engineering and design work in the automotive and medical industries. The Company does not have any backlog of production of our Bend Sensor® products. Because our technology uses raw materials that are readily available throughout the world, we have never had an environmental complaint or issue.

RESEARCH AND DEVELOPMENT

Although we hold the patent to the basic Bend Sensor® technology, as well as other applications, there will be other competitors working to develop competing technologies.  To stay on the forefront of the technology, and to serve the needs of the customer, we will need to aggressively pursue improvements to existing systems and develop new systems as well.  For the year ended December 31, 2014 we spent $273,191 in research and development, primarily enhancing specific applications for the automotive, medical and sports industries with our Bend Sensor® technology, and testing Bend Sensor® applications for and in new products.  This compares to $237,638 spent on research and development for the year ended December 31, 2013 related to development engineering for new product development resulting in potential of new patents and testing of products for marketable applications.

We believe that our coatings for the Bend Sensor® product are difficult to duplicate. We are aware that we must develop new coatings to fit emerging customer needs and to stay ahead of the competition.  There can be no assurance that we will be successful in developing new coatings.  While we expect that future research and development efforts, if any, will lead to the filing of additional patent applications, there can be no assurance that any additional patent filings will be forthcoming.

EMPLOYEES

As of the date of this filing we have 3 full time employees, one part-time employee,  and employ 3 to 5 sub-contractors and multiple consultants. Until we are under full production with some of our products we will continue to use sub-contractors and consultants which helps to keep our overall labor cost to a minimum. Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Factors Affecting Future Performance

We have a history of losses and may never become profitable.

We are currently unable to fund our day-to-day operations from revenues and the limited revenues have impeded our continued growth and have caused delays in our business development.  We have generated operating capital from our private placements completed in March 2005 and June and September 2007 and the use of convertible notes that have helped fund our operations in the past.  For 2014, we used $487,684 more funds than were generated from operating activities and, as of the date of this filing, we are unsure that total revenues in 2015 will be sufficient to support our planned manufacturing operations, pay off existing debt and fund all of our research and development. In addition, with the economic uncertainties we have had to further expand our business activities to include additional markets; therefore, we anticipate needing to raise an additional $600,000 to $1 million in funding. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the Company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

ITEM 2.   PROPERTIES

We currently occupy approximately 11,639 square feet of office and manufacturing space from F.G.B.P., L.L.C. In March 2011, the Company extended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the terms of the extended operating lease the monthly payments for 2014 were $8,950, including common area maintenance. Under the terms of a three year lease extension entered into effective January 1, 2015, the monthly rent will remain at $8,950 per month for 2015 and will increase thereafter to $9,300 per month for 2016 and $9,600 per month for 2017.  The lease may be terminated by either party with a 90 day written notice period.  The building is located in a business park in Draper, Utah consisting primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this filing.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the Financial Industry Regulatory Authority (“FINRA”) OTC Bulletin Board under the symbol “FLXT.”  The following table lists the range for the high and low trading prices of our common stock for each quarter for the years ended December 31, 2014 and 2013, respectively, as reported by the OTC Bulletin Board.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2014		2013
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$0.06 0.04 0.10 0.27	$ 0.03 0.03 0.02 0.09	$0.09 0.10 0.10 0.10	$ 0.05 0.04 0.04 0.03

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

HOLDERS

As of March 25, 2015, we had 472 stockholders of record of our common stock, which does not include “street accounts” of securities brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

On January 12, 2015, the Board of Directors approved the conversion of $165,000 in convertible notes held by Capital Communications LLC, plus $33,023 in interest accrued and unpaid, to 2,800,000 shares of restricted common stock at an average conversion price of $0.07 per share.  We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

On January 20, 2015, the Board of Directors approved the conversion of $135,000 in convertible notes held by Empire Fund Managers, plus $23,760 in interest accrued and unpaid, to 2,650,000 shares of restricted common stock at an average conversion price of $0.06 per share. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a company engaged principally in improving its unique sensor technology, expanding its suite of products, developing new sensor applications, obtaining financing and seeking long-term sustainable manufacturing contracts.  Our operations have not yet commenced to a commercially sustainable level and include designing, engineering, manufacturing and selling sensor technology and products featuring our Bend Sensor® technology and equipment.

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

Finalizing long-term, constant revenue generating production contracts with our existing and other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan we will need to raise additional operating capital. Over the last year we have made significant progress within the automotive, medical and other industries and, based upon that progress, we believe that over the next twelve months we will have signed various long-term contracts that should produce sufficient volumes to provide ongoing revenues streams to support our operations. In anticipation of manufacturing products for the automotive industry we have entered into a manufacturing agreement with the Walker Component Group which is already TS16949 certified manufacturer and will provide the needed certifications for such contracts. As it becomes economically feasible we will begin the process to have our manufacturing facility certified as a TS 16949 manufacturer. However with the agreement with the Walker Component Group we do not anticipate the need for such certification in the near future.

While all sectors of the economy have experienced difficult times over the past four years many, including the automotive industry, have seen some turn-around in overall sales. Worldwide automakers are now faced with the challenge of providing a safer, more energy efficient, longer lasting product that consumers can afford. This has required automakers to search new and innovative ways to lower the overall weight of the vehicle and to improve its fuel efficiencies, while lowering the cost. We continue to experience an increased interest regarding automotive and other potential applications for our sensor technology because they meet this criteria. With its versatility, light weight, single layer construction and the fact that it is currently being used in various safety devices the Bend Sensor® is positioned well to meet the challenges that the automobile industry is facing.

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

During 2014, the Company secured financing to fund its operations by issuing additional convertible notes to Capital Communications LLC, the balance of which was $1,005,000 as of December 31, 2014. The notes have an annual interest rate of 10%, have various maturity dates, and are secured by the Company’s business assets.

During 2013, the Company secured financing to fund its operations by issuing additional convertible notes to Capital Communications LLC, the balance of which was $525,000 as of December 31, 2013. The notes have an annual interest rate of 10%, have various maturity dates, and are secured by the Company’s business assets. During the prior year, the Company also issued 3,894,900 in restricted common shares of stock in lieu of cash and cancelled $250,000 in debt related to investor relations and sales and marketing services. The Company also issued 3,750,000 shares to retire $287,525 of convertible notes payable and the associated accrued interest.

Management believes that our current cash burn rate is approximately $55,000 per month and that proceeds from additional convertible notes and estimated revenues for engineering design and prototype products will be sufficient to fund the next twelve months of operations.  Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our current purchase orders and anticipated purchase orders over the next twelve months our projected revenues by the end of 2015 should be sufficient to cover our projected operations based on our current burn rate. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will meet the volumes that we anticipate.

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

As we enter into new agreements, we must ensure that those agreements provide adequate funding for any pre-production research and development and manufacturing costs. If we are successful in establishing agreements with adequate initial funding, management believes that our operations for the long term will be funded by revenues, licensing fees and/or royalties related to these agreements. However, we have formalized only a few agreements during the past four years and there can be no assurance that the agreements will generate sufficient revenues or be profitable in the future or that a desired technological application will be successful enough to produce the volumes and profits necessary to fund our operations.

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2014 consist of total current liabilities of $1,663,816, which includes $865,397 in convertible notes, net of discount of $139,603, from existing shareholders and lines of credit. On January 12, 2015, the Board of Directors approved the conversion of $165,000 in convertible notes held by Capital Communications LLC, plus $33,023 in interest accrued and unpaid, to 2,800,000 shares of restricted common stock at an average conversion price of $0.07 per share.  Our long term lease of our manufacturing facility was extended effective January 1, 2015 to expire December 31, 2017.  Minimum lease payments for the term of the extension are $334,200.

Our total current liabilities include accounts payable of $62,194 related to normal operating expenses, including health insurance, utilities, production supplies, legal expenses and travel expense.  Accrued liabilities at December 31, 2014, were $568,627 and were related to payroll tax liabilities, tax expenses, investor relations consulting, and accrued Paid Time Off, a combination vacation-sick leave policy.

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

We annually test long-lived assets for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2014 or the twelve months ended December 31, 2013. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation (formerly FASB Statement No. 123(R)), the pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2014 and 2013 we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options that will be recognized based upon the current grants issued.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its former subsidiaries, Sensitron, Inc. and Flexpoint International, LLC and should be read in conjunction with our audited financial statements for the years ended December 31, 2014 and 2013.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS
	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
Engineering, contract and testing revenue	$ 270,284	$ 100,754
Total operating costs and expenses	(1,083,864)	(1,045,971)
Net other income (expense)	(165,735)	(15,252)
Net loss	(979,315)	(960,459)
Basic and diluted loss per common share	(0.02)	(0.02)

Our revenue for the 2014 and 2013 years was primarily from design and development engineering, prototype products and our fully integrated products. Revenue from research and development engineering and prototype product contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer. Management anticipates that revenue will increase as we continue to provide engineering services and our customers continue to order more frequently and in larger quantities.

Total operating costs and expenses increased in 2014 when compared to 2013 by $37,892. As we work to commercialize products and establish distribution channels our administrative, marketing and sales expenses have increased.  Administrative and marketing expenses increased to $697,497 for 2014 compared to $681,801 in 2013, an increase of $15,696. The cost of revenue and amortization of patents and proprietary technology expense remained relatively the same.  During the 4th Quarter of 2014 our fixed assets became fully depreciated so we will have no depreciation expense until such time as we purchase any additional capital assets.

Total other income (expense) for the year ending December 31, 2014 was an expense of $165,736 compared to $15,252 in 2013. The 2014 expense is due to interest expense of $175,396 in 2014 compared to interest expense of $149,353 in 2013. We also received forgiveness of debt of $5,287 for the year ended December 31, 2014. This compares to $27,324 of debt forgiveness recognized in 2013.

As we continued to mature in to manufacturing company our engineering design and production revenues increased as a percent of our total revenue during the year ending December 31, 2014.  As we expand and sell our existing suite of products and as we grow the relationship with our customers we expect this trend to continue in the future. We are not able to guarantee that our operating losses will be reduced in the short term.

The chart below presents a summary of our consolidated balance sheets at December 31, 2014 and 2013.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended December 31, 2014	Year ended December 31, 2013
Cash and cash equivalents	$ 18,307	$ 35,221
Total current assets	138,557	85,060
Total assets	5,320,524	5,421,394
Total liabilities	1,663,814	995,367
Accumulated deficit	(21,387,594)	(20,408,279)
Total stockholder’s equity	$ 3,656,710	$ 4,426,027

Cash and cash equivalents decreased in 2014 compared to 2013 by $16,914. The decrease in cash is the result of higher operating expenses during the year as we have worked to commercialize products utilizing our technologies.  Until our revenue increases, our cash and assets will decrease as we fund our operations. As we expand our customer base and product offerings we will need to raise additional operating capital during 2015. It is expected that this will be accomplished by securing additional loans from related parties and existing shareholders, through the private placement of stock, or through the licensing of our technology. We anticipate that we will need to raise approximately $750,000 in funding to support our existing operations and our anticipated growth during 2015.

Our current assets increased to $138,557 during the year ending December 31, 2014 compared to $85,060 during the same period in 2013. This increase is due to a $75,224 increase in accounts receivable, net of bad debt reserve of $2,601.  The increase is primarily related to our work with a medical device company.  Our non-current assets decreased at December 31, 2014 compared to 2013 due to the depreciation and amortization associated with our long-lived assets. These assets include property and equipment which is now fully depreciated, patents and proprietary technology of $278,500, goodwill of $4,896,917, and deposits of $6,550 for the leased facility.

Accrued liabilities increased at December 31, 2014 by $361,807 when compared to December 31, 2013. The increase is primarily due interest associated with our convertible notes and accruals made for investor relation services. Total liabilities increased by $668,449 at December 31, 2014, as a result of the increase in accrued liabilities and the issuance of additional convertible notes during 2014.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Flexpoint Sensor Systems, Inc. as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of $21,387,594 as of December 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 30, 2015

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$ 18,307	$ 35,221
Accounts receivable, net of allowance for bad debts of $2,601 and $0	79,048	6,425
Inventory	-	6,584
Notes receivable	29,313	25,000
Deposits and prepaid expenses	11,889	11,830
Total Current Assets	138,557	85,060
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $586,394 and $527,016	-	59,378
Patents and Proprietary Technology, net of accumulated
amortization of $639,950 and $587,496	278,500	373,489
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,320,524	$ 5,421,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 189,078	$ 212,143
Accounts payable - related party	712	6,056
Accrued liabilities	568,627	206,822
Deferred revenue	-	10,000
Convertible notes payable , net of discount of $139,603 and $4,653	865,397	520,347
Convertible notes payable to related party, net of discount of
$0 and $0	40,000	40,000
Total Liabilities	1,663,814	995,368
Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
53,377,114 shares and 53,377,114 shares issued and outstanding	53,377	53,377
Additional paid-in capital	24,990,927	24,780,929
Accumulated deficit	(21,387,594)	(20,408,279)
Total Stockholders' Equity	3,656,710	4,426,027
Total Liabilities and Stockholders' Equity	$ 5,320,524	$ 5,421,394

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2014	2013

Engineering, Contract and Testing Revenue	$ 270,284	$ 100,754

Operating Costs and Expenses
Amortization of patents and proprietary technology	104,218	107,023
Cost of revenue	8,958	19,509
Administrative and marketing expense	697,497	681,801
Research and development expense	273,191	237,638
Total Operating Costs and Expenses	1,083,864	1,045,971

Other Income (Expense)
Interest expense	(175,396)	(149,353)
Interest income	4,374	64
Debt forgiveness	5,287	27,324
Gain (loss) on stock debt exchange	-	106,723
Net Other Income (Expense)	(165,735)	(15,242)

Net Loss	$ (979,315)	$ (960,459)

Basic and Diluted Loss Per Common Share	$ (0.02)	$ (0.02)

Basic and Diluted Weighted-Average
Common Shares Outstanding	53,377,114	48,229,045

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013 and 2014

	Common Stock		Additional			Total
			Paid-in	Subscriptions	Accumulated	Stockholder
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance - December 31, 2012	45,732,214	$45,732	$24,209,909	-	(19,477,820)	4,807,821

Discount on notes payable for difference of conversion rate & FMV	-	-	74,284	-	-	74,284

Issuance for services at $.09 per share, May 30, 2013	344,900	345	29,655	-	-	30,000

Issuance for services at $.06 per share, July 5, 2013	1,550,000	1,550	62,000	-	-	63,550

Issuance for services at $.06 per share, July 15, 2013	2,000,000	2,000	86,000	-	-	88,000

Conversion of note payable at $.08 per share, December 31, 2013	3,750,000	3,750	319,081	-	-	322,831

Net loss	-	-	-	-	(960,459)	(960,459)

Balance – December 31, 2013	53,377,114	53,377	24,780,927	-	(20,408,279)	4,426,027

Discount on notes payable for difference of conversion rate & FMV	-	-	210,000	-	-	210,000

Net loss	-	-	-	-	(979,315)	(979,315)

Balance - December 31, 2014	53,377,114	53,377	$24,990,927	-	$ (21,387,594)	$ 3,656,710

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$ (979,315)	$ (960,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59,378	76,261
Bad debt expense	2,601	-
Amortization of patents and proprietary technology	104,218	107,023
Issuance of common stock and warrants for services	--	181,550
Amortization of discount on note payable	75,050	69,633
(Gain)/loss on conversion of notes payable to common stock	--	(106,723)
Gain on forgiveness of debt	(5,287)	(27,324)
Changes in operating assets and liabilities:
Accounts receivable	(75,224)	1,263
Notes receivable	(4,313)	(25,000)
Inventory	6,584	(917)
Deposits and prepaid expenses	(59)	11,924
Accounts payable	(17,778)	(29,046)
Accounts payable – related party	(5,344)	(5,139)
Accrued liabilities	361,805	165,151
Deferred revenue	(10,000)	10,000
Net Cash Used in Operating Activities	(487,684)	(531,803)
Cash Flows from Investing Activities:
Payments for patents	(9,230)	--
Net Cash Used in Investing Activities	(9,230)	--
Cash Flows from Financing Activities:
Proceeds from borrowings under convertible note payable	480,000	525,000
Net Cash Provided by Financing Activities	480,000	525,000
Net Change in Cash and Cash Equivalents	(16,914)	(6,803)
Cash and Cash Equivalents at Beginning of Period	35,221	42,024
Cash and Cash Equivalents at End of Period	$ 18,307	$ 35,221
Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --
Cash paid for interest	$ --	$ --
Supplemental Disclosure on Noncash Investing and Financing Activities
Stock issued for debt	$ --	$ 173,608
Recognition of discounts on convertible notes payable	$ 210,000	$ 74,284

The accompanying notes are an integral part of these consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2014 the Company continued to manufacture products and sensors on a limited basis and provide engineering and design work.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its former wholly owned subsidiaries, Sensitron, Inc., Flexpoint, Inc. and Flexpoint International, LLC.  Intercompany transactions and accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. The cash and equivalents of $18,307 represent cash on deposit in various bank accounts with a local financial institution.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a percentage of accounts receivable that are 90 days and over.  The charge to the allowance account was $2,601 and $0 in the years ended December 31, 2014 and 2013, respectively.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method.

Business Condition – The Company suffered losses of $979,315 and $960,459 and used cash in operating activities of $487,684 and $531,803 during the years ended December 31, 2014 and 2013, respectively.  At December 31, 2014, the Company had an accumulated deficit of $21,387,594. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2014 the Company raised $4,010,937 in additional capital, including accrued interest, through the issuance of long and short-term notes to related and other parties. All of the notes had an annual interest rate of 10% to 12% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $.025 to $.25 per share with maturity dates from March 31, 2008 to July 31, 2015. However, prior to December 31, 2014 all but $1,005,000 of the convertible notes were converted to an aggregate of 16,960,663 shares of the Company's restricted common stock at an average share price of about $.17 per share. These totals include the conversion of the Maestro Investment LLC line of credit entered into November 2, 2010 and similar debt instruments issued and their conversion over the past three years.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the year ended December 31, 2014.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the year ended December 31, 2014.

Research and Development – Research and development costs are recognized as an expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually, or at interim periods when a triggering event occurs using a fair value approach. According to Accounting Standards Codification (or “ASC”) 350-20 Intangibles – Goodwill and Other, a fair-value-based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its net assets. This test requires various judgments and estimates. The fair value of the Company is allocated to the Company’s assets and liabilities based upon their fair values with the excess fair value allocated to goodwill. An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value.

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

Stock-Based Compensation – In September 2009, the Financial Accounting Standards Board (FASB) issued ASC Topic 718, Stock Compensation.  Under the new pronouncement the Company is required to recognize the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.   Under ASC 718, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period.   For the years ended December 31, 2014 and 2013, the Company recognized expense for stock-based compensation under ASC 718 of $0 and $0, respectively.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2014 and 2013, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 21,074,080 and 0, respectively, of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Recent Accounting Pronouncements  –  In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements for companies previously identified as “Development State Entities” (Topic 915).  The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities.  The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.  Early

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities).  Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and will not report inception-to-date financial information.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  The revenue recognition standard affects all entities that have contracts with customers, except for certain items.  The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current generally accepted accounting principles (“GAAP”) and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter.  Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement.  However, it believes that there will be no material effect on the financial statements.

In June 2014, the FASB issued ASU No. 2014-12 Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Aware Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation.  As a result, the target is not reflected in the estimation of the award’s grant date fair value.  Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods.  Early adoption is permitted.  Management has reviewed the ASY and believes that they currently account for these awards in a manner consistent with the new guidance.  Therefore, there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued ASU No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent.  Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting.  If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements – Liquidation Basis of Accounting.  Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.  In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company will evaluate the going concern considerations in this ASU.  However, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

The Company has reviewed all other FASB-issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods.  The Company has carefully considered the new pronouncements that alter previous GAAP and does not believe that any new or modified principles will have a material impact on the company’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration.

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $59,378 and $76,261 for the years ended December 31, 2014 and 2013, respectively and is included in the administrative and marketing expense on the statement of operations.   No impairment was recognized during the twelve months ended December 31, 2014. Property and equipment at December 31, 2014 and 2013 consisted of the following:

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment
December 31,	2014	2013

Machinery and equipment	$ 532,053	$ 532,053
Office equipment	40,455	40,455
Furniture and fixtures	13,470	13,470
Software	416	416

Total Property and Equipment	586,394	586,394

Less: Accumulated depreciation	(586,394)	(527,016)

Net Property and Equipment	$ -0-	$ 59,378

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2014 and 2013 were as follows:

December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 171,132	$ 114,364	$ 56,768
Proprietary Technology	799,082	577,350	221,732
Total Amortizing Asset	$ 970,214	$ 691,714	$ 278,500

December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 161,903	$ 96,979	$ 64,924
Proprietary Technology	799,082	490,517	308,565
Total Amortizing Asset	$ 960,985	587,496	$ 373,489

Patent amortization was $17,386 and $17,749 for the year ended December 31, 2014 and 2013, respectively. Amortization related to proprietary technology was $86,833 and $87,273 for the years ended December 31, 2014 and 2013.  Patent and proprietary technology amortization is charged to operations.

Estimated aggregate amortization expense for each of the next four years is $98,957 in 2015, $80,281 in 2016, $45,798 in 2017, $30,290 in 2018, and $23,175 thereafter.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs. As described in ASU 2010-28, ASU 2011-08 and ASC 350-20-35, the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two – step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. The analysis also requires various judgments and estimates, including general and macroeconomic conditions, industry and the Company’s targeted market conditions, as well as relevant entity-specific events; such as a change in the market for the Company’s products and services. After considering the qualitative factors that would indicate a need for interim impairment of goodwill and applying the two-step process described in ASC 350-20-35 paragraphs 4-13, management has determined that the value of Company’s assets is

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not, “more likely than not” less than the carrying value of the Company including goodwill, and that no impairment charge needs be recognized during the reporting periods.

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

NOTE 4 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2014 and 2013 respectively.  The components of the net deferred tax asset as of December 31, 2014 and 2013, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2014	2013
Operating loss carry forwards	$ 7,824,196	$ 7,070,870
Property and equipment	10,160	34,670
Patents and proprietary technology	73,222	76,130
Stock-based compensation	634,701	701,178
Total Deferred Tax Assets	$ 8,542,279	$ 7,882,848
Valuation allowance	(8,542,279)	(7,882,848)
Net Deferred Tax Asset	$ --	$ --

Federal and state net operating loss carry forwards at December 31, 2014 and 2013 were $20,798,174 and $19,807,911, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards begin to expire in 2020.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2014 and 2013, respectively:

For the Years Ended December 31,	2014	2013
Tax at statutory rate (34%)	$ (332,968)	$ (326,556)
Non-deductible expenses	1,302	5,200
Other	91,247
Change in valuation allowance	272,735	363,450
State tax benefit, net of federal tax effect	(32,316)	(31,694)
Provision for Income Taxes	$ --	$ --

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2014, and 2013, the Company did not recognized any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance sheet at December 31, 2014 and 2013 relating to unrecognized benefits.

The tax years 2013, 2012 and 2011 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During 2013, the Company secured financing by issuing convertible notes to Capital Communications LLC in the amount of $525,000. The notes have an annual interest rate of 10%, increasing to 15% in case of default, and are secured by the Company’s business assets, with a conversion feature for restricted common shares ranging from $.07 to $.05 per share. Many of the notes had maturity dates prior to December 31, 2014.  During 2014, the Company negotiated an extension on all of the notes to June 30, 2014, and in January 2015, the notes entered into for the first six months of 2013 were converted to restricted common stock.  The notes for July through December 2013 were consolidated into one note with a maturity date of March 31, 2016. Many of these notes contained an exercises price lower than the fair market value of the Company’s stock on the date of issuance, resulting in a debt discount from beneficial conversion features totaling $74,284 during 2013. The Company recorded $69,633 in amortization expense in connection with this new debt discount, leaving a balance of $4,653 as of December 31, 2013.

During 2014 the Company secured additional financing to cover its ongoing operations in the amount of $480,000 by issuing various convertible notes to Capital Communication LLC. The notes have an annual interest rate of 10%, with a 15% default rate, and are secured by the Company’s business assets, with a conversion feature for restricted common shares ranging from $.08 to $.02 per share; $280,000 of these notes had maturity dates between June 30, 2014 and August 31, 2014.  The remaining $200,000 notes have a maturity date of July 31, 2015.  All of these notes were consolidated into one note and extended to March 31, 2016 in March 2015. Many of these notes contained an exercise prices lower than the fair market value of the Company’s stock on the dates of issuance, resulting in a debt discounts from beneficial conversion features totaling $210,000 during 2014. The Company recorded $75,050 in amortization expense in connection with this new debt discount and prior year discounts, leaving a balance of $139,603 as of December 31, 2014.

NOTE 6 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At December 31, 2014 and 2013, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized.  During the year ended December 31, 2014, there were no shares of common stock issued.

On May 30, 2013 the Company issued 344,900 restricted common shares at $.09 per share, in lieu of cash to a consultant for marketing consulting services for the last two quarters of 2012 and cancelled $30,000 of Company Debt.

On July 5, 2013 in lieu of paying cash for investor relations services to an outside consultant the Company issued 1,550,000 restricted shares to the Compass Equity Partners, LLC and canceled the Company's debt of $100,000. The debt was converted at $.06 per share and the fair value of the shares at the time of payment was $.041 per share. The difference resulted in the recognition of a gain on conversion of debt of $36,450. We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

On July 15, 2013 in lieu of paying cash for investor relations services to an outside consultant the Company issued 2,000,000 restricted shares to the Liberty Partners, LLC and canceled the Company's debt of $120,000. The debt was converted at $.06 per share and the fair value of the shares at the time of payment was $.044 per share. The difference resulted in the recognition of a gain on conversion of debt of $32,000. We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act

On December 31, 2013 the Company released 3,750,000 out of escrow restricted shares at $0.08, and retired $87,525 principle and all accrued interest of the line of credit with SRX International Inc. and $200,000 principle and all accrued interest of the

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

line of credit with Empire Fund Managers, LLC. As of the date of conversion the fair market for the shares issued was $.044 per share resulting in a gain on the conversion of $38,273.

On January 12, 2015, the Board of Directors approved the conversion of $165,000 in convertible notes held by Capital Communications LLC, plus $33,023 in interest accrued and unpaid, to 2,800,000 shares of restricted common stock at an average conversion price of $0.07 per share

On January 20, 2015, the Board of Directors approved the conversion of $135,000 in convertible notes held by Empire Fund Managers, plus $23,760 in interest accrued and unpaid, to 2,650,000 shares of restricted common stock at an average conversion price of $0.06 per share.

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

Between August 25, 2005 and December 22, 2011, the Company granted options to employees to purchase an aggregate 3,096,000 shares of common stock at exercise prices ranging from $0.15 to $2.07 per share.  The options vest over three years and expire 10 years from the date of grant.  The Company used the following assumptions in estimating the fair value of the options granted:

•

Market value at the time of issuance – Range of $0.21 to 2.07

•

Expected term – Range of 8 years to 5 years

•

Risk-free interest rate – Range of 4.18% to 4.93%

•

Dividend yield – 0%

•

Expected volatility – 200%

•

Weighted-average fair value - $0.21 to $1.99

As of the years ended December 31, 2005 through 2011, the Company recognized a total of $2,094,634 of stock-based compensation expense, leaving $0 in unrecognized expense as of December 31, 2014. There were 2,024,000 and 2,024,000 employee stock options outstanding at December 31, 2014 and 2013, respectively.

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2014, and changes during the year then ended is set forth below:

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	1.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,024,000	$ 1.10	0.65	$ --
Exercisable at the end of Period	2,024,000	$ 1.10	0.65	$ --

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2013, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	2.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,024,000	$ 1.10	1.65	$ --
Exercisable at the end of Period	2,024,000	$ 1.10	1.65	$ --

As of December 31, 2014, there was no unrecognized compensation cost related to employee stock options based upon the all of the grants as of December 31, 2014

NOTE 8 – LEASE COMMITMENT

The Company currently occupies a manufacturing facility in Draper, Utah. The lease on the facility expired on December 31, 2014, at which time the Company entered into a three year extension which will expire on December 31, 2017.  Either party may terminate the lease upon 90 day written notice.  Under the terms of the lease the Company will pay $8,950 per month in 2015 (the same rate as in 2014), $9,300 per month in 2016 and $9,600 per month in 2017.

NOTE 9 – RELATED PARTY TRANSACTIONS

At December 31, 2014 and 2013, the Company had accounts payable of $712 and $6,056 to its Chief Executive Office for reimbursement of various operating expenses paid by him in the course of business.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11 - SUBSEQUENT EVENTS

Building Lease - The Company entered into a three year lease extension for its office and warehouse space effective January 1, 2015.

Promissory Notes - On January 19, 2015, February 20, 2015 and March 13, 2015, the Company issued promissory notes for an aggregate total of $120,000 to Capital Communications LLC. Each note has an annual interest rate of 10% and is secured by the Company's business equipment. The principle amount of the note, and all accrued interest is due and payable on or before July 31, 2015 and each note has a conversion feature for restricted common shares at $0.05 per share.

Conversion of Promissory Notes – On January 12, 2015, the Board of Directors approved the conversion of $165,000 in convertible notes held by Capital Communications LLC, plus $33,023 in interest accrued and unpaid, to 2,800,000 shares of restricted common stock at an average conversion price of $0.07 per share.

On January 20, 2015, the Board of Directors approved the conversion of $135,000 in convertible notes held by Empire Fund Managers, plus $23,760 in interest accrued and unpaid, to 2,650,000 shares of restricted common stock at an average conversion price of $0.06 per share.

On March 13, 2015, the Board of Directors approved the consolidation of $225,000 in convertible notes held by Capital Communications LLC, plus $32,103 in interest accrued and unpaid interest, to a new note dated March 13, 2015 in the amount of $257,103.  In addition the board approved the consolidation of $600,000 in convertible notes held by Capital Communications LLC, plus $31,945 in accrued and unpaid interest, to a new note dated March 31, 2015 in the amount of $631,945.  Both notes bear interest at the rate of ten percent (10%) and have maturity dates on March 31, 2016.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with accountants on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at that reasonable assurance level as of the end of the period December 31, 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2014, our internal control over financial reporting was effective at that reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term of Office
Clark M. Mower	68	President, CEO and Director	From November 2005 until next annual meeting
John A. Sindt	70	Chairman of the Board	From November 2005 until next annual meeting
Ruland J. Gill, Jr.	69	Director	From November 2005 until next annual meeting

Clark M. Mower – Mr. Mower was appointed President and CEO in January 2005.  He was appointed as Director, President and CEO of Sensitron in February 2005.  In November 2005 he was elected to serve a one year term as director (or until the next annual meeting). He formerly served as Senior Vice President - Mergers and Acquisitions - Merchant Energy Group for El Paso Energy Corporation (NYSE: EP).  From August 2002 through 2004 he was the managing member of Polaris Energy, LLC, a non-affiliated consulting company to energy related mergers and acquisition.  From August 2002 to July 2004 he was a management committee member for Saguaro Power Company, a non-affiliated company operating a 100 megawatts power plant in Henderson, Nevada.  Prior to that he served as President and Chief Executive Officer of Bonneville Pacific Corporation (a public company) for eight years until El Paso Corporation acquired Bonneville Pacific Corporation in October 1999.

John A. Sindt – Mr. Sindt has served as a director of the company since 1999 and served as President and Chief Executive and Financial Officer from 2001 to 2004.  He served as Secretary/Treasurer from January 2005 through July 2005.  In November 2005 he was elected to serve a two year term as director (or until the next annual meeting). Mr. Sindt also served as the Chairman of the Board of Sensitron, one of our former subsidiaries.  He has been employed since 1965 as a Salt Lake County, Utah Constable. He has also served as President, Corporate Secretary and Director for the National Constables Association.

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

AUDIT COMMITTEE

Our audit committee consists of Messrs. Mower and Gill, with Mr. Gill serving as Chairman. Our audit committee has a charter and management believes Mr. Gill qualifies as an audit committee financial expert because of his extensive experience in finance. Based upon the definition of independent director under NASDAQ Stock Market Rule 5605(a) (2), Mr. Gill is independent of management. However, Mr. Mower is not independent of management.

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

Flexpoint Sensor Systems, Inc.

106 West Business Park Drive

Draper, Utah 84020

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2014, we believe that no Forms 4 were required during the year ended December 31, 2014.

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

Perquisites - The only material perquisite provided to our executive officers is reimbursement for use of a personal automobile while engaged on company business.

Retirement Benefits - We have no retirement benefits currently in place.  It is the intent of the company to add such benefits at a future date.

Employee agreements - We have not entered into employment contracts with our executive officers and their compensation is determined at the discretion of our board of directors.

Termination and Change of Control Payments -- The Company does not currently have employment agreements with its executive officers and there are no agreements providing for severance should a change of control take place

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid to our chief executive officer, principal financial officer, and our most highly compensated executive officer for the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO, PFO and Director	2014 2013	$ 71,538 $ 50,938	$ 0 $ 0	$ 0 $ 0	$ 71,538 $ 50,938

(1)

 Represents value of options granted computed in accordance with FASB ASC Topic 718.

On December 22, 2011 our board of directors authorized the grant of options to purchase 300,000 shares at $0.15 to our President and CEO, Clark M. Mower.  These options to purchase shares were granted in consideration for Mr. Mower accepting a voluntary salary reduction over the first six months of 2012 and the options vested on December 31, 2011.  Because the Company did not meet its projected revenues during the year ending December 31, 2014, Mr. Mower continued to voluntarily take a reduced salary through the end of 2014. The options were granted under the 2005 Stock Incentive Plan.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to our named executive officers as of December 31, 2014.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2014.  This chart also includes individual compensation arrangements described below.

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

During the year ended December 31, 2014 we did not grant any options pursuant to the Plan.

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 58,827,114 shares of common stock outstanding as of March 25, 2015, plus an aggregate of 1,110,000 shares which the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
First Equity Holdings Corp. First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, Utah 84106	5,985,858 (1)	10.18

(1)

Includes 743,000 shares held by an officer of First Equity Holdings Corp.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Clark M. Mower	1,575,000 (1)	2.63
John A. Sindt	1,411,981 (2)	2.36
Ruland J. Gill, Jr	428,137 (3)	Less than 1%

Directors and officers as a group	3,415,118	5.70

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

DIRECTOR INDEPENDENCE

We believe Ruland J. Gill, Jr. is an independent director as defined under NASDAQ Stock Market Rule 5605(a) (2). This rule defines persons as "independent" who are neither officers nor employees of the company and have no relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

ACCOUNTANT FEES

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Sadler, Gibb &  Associates, LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by those accounting firm.

	2014	2013
Audit fees	$ 21,000	$ 23,000
Audit-related fees	0	0
Tax rel Tax fees	$ 1,700	$ 1,300
All othe All other fees	0	0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The audited financial statements of Flexpoint Sensor Systems, Inc are included in this report under Item 8 on pages 19 to 33.

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

Date: March 30, 2015

By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 30, 2015

 /s/ Clark M. Mower

Clark M. Mower

President

Chief Executive Officer

Principal Financial Officer

Director

Date:  March 30, 2015

 /s/ John A. Sindt

John A. Sindt

Chairman of the Board