Form 10-Q
period 2015-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2015-05-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2015

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 58,827,114 as of May 14, 2015.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2015 and

December 31, 2014 (Audited)

3

Condensed Consolidated Statements of Operations (Unaudited) for the Three

Months Ended March 31, 2015 and 2014

4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

Three Months Ended March 31, 2015 and 2014

5

Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3. Quantitative and Qualitative Disclosures about Market Risk

17

Item 4. Controls and Procedures

17

PART II: OTHER INFORMATION

Item 1A. Risk Factors

18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 6.  Exhibits

 20

Signatures

21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2015, the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2014 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on March 30, 2015. The results of operations for the three months ended March 31, 2015 and 2014, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 8,901	$ 18,307
Accounts receivable, net of allowance for bad debts of $2,601 and $2,601	57,928	79,048
Notes receivable	29,313	29,313
Deposits and prepaid expenses	11,904	11,889
Total Current Assets	108,046	138,557
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $586,394 and $586,394	-	-
Patents and Proprietary Technology, net of accumulated
amortization of $717,299 and $691,714	252,915	278,500
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,264,428	$ 5,320,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 183,202	$ 189,078
Accounts payable - related party	2,273	712
Accrued liabilities	505,135	568,627
Deferred revenue	-	-
Convertible notes payable , net of discount of $847,374 and $139,603	41,674	865,397
Convertible notes payable - related party	40,000	40,000
Total Liabilities	772,284	1,663,814

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
58,827,114 shares and 53,377,114 shares issued and outstanding	58,827	53,377
Additional paid-in capital	26,299,598	24,990,927
Accumulated deficit	(21,866,281)	(21,387,594)
Total Stockholders' Equity	4,492,144	3,656,710
Total Liabilities and Stockholders' Equity	$ 5,264,428	$ 5,320,524

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2015	2014

Engineering, Contract and Testing Revenue	$ 32,000	$ 53,351

Operating Costs and Expenses
Amortization of patents and proprietary technology	25,585	26,477
Cost of revenue	2,827	2,164
Administrative and marketing expense	161,707	180,248
Research and development expense	66,420	64,268
Total Operating Costs and Expenses	256,539	273,157

Other Income (Expense)
Interest expense	(141,538)	(25,155)
Interest income	15	10
Gain on conversion of notes	55,661	-
Loss on extinguishment of debt	(168,286)	-
Net Other Income (Expense)	(254,148)	(25,145)

Net Loss	$ (478,687)	$ (244,951)

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.00)

Basic and Diluted Weighted-Average
Common Shares Outstanding	57,864,114	53,377,114

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$ (478,687)	$ (244,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	18,804
Amortization of patents and proprietary technology	25,585	26,477
Amortization of discount on note payable	110,872	9,966
Loss on extinguishment of debt	168,286	-
(Gain)/loss on conversion of notes payable to common stock	(55,661)	-
Changes in operating assets and liabilities:
Accounts receivable	21,120	(23,787)
Inventory	-	843
Deposits and prepaid expenses	(15)	(10)
Accounts payable	(5,876)	1,280
Accounts payable – related parties	1,561	1,291
Accrued liabilities	83,409	84,304
Deferred revenue	-	(10,000)
Net Cash Used in Operating Activities	(129,406)	(135,783)

Cash Flows from Operating Activities:
Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities:
Proceeds from borrowings under convertible note payable	120,000	120,000
Net Cash Provided by Financing Activities	120,000	120,000

Net Change in Cash and Cash Equivalents	(9,406)	(15,783)
Cash and Cash Equivalents at Beginning of Period	18,307	35,221
Cash and Cash Equivalents at End of Period	$ 8,901	$ 19,438

Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
Supplemental Disclosure on Noncash Investing and Financing Activities
Common stock issued for debt conversion	$ 305,073	$ -
Convertible notes issued and debt discount relieved in debt extinguishment	1,079,453	-
Beneficial conversion feature on convertible notes payable	1,009,048	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2014 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2015. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a company engaged principally in designing, engineering, and manufacturing sensor technology products and equipment using Bend Sensors® flexible potentiometer technology. The Company suffered losses of $478,687 and $244,951 and used cash in operating activities of $129,406 and $135,783 during the three months ended March 31, 2015 and 2014, respectively. Through March 31, 2015, the Company had an accumulated deficit of $21,866,281. The Company has not earned any appreciable revenue. These matters raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2014, the Company raised $3,931,391 in additional capital, including accrued interest, through the issuance of long and short-term notes to various entities, including related parties. All of the notes had an annual interest rate of 10% to 12% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $.05 to $.25 per share with maturity dates from March 31, 2008 to December 31, 2013. Prior to December 31, 2012, all but $327,525 of  the convertible notes were converted to an aggregate of 13,210,663 shares of the Company's restricted common stock at an average share price of about $.17 per share. On December 31, 2013, the Company converted an additional 3,750,000 restricted common shares at $.08 per share and retired $287,525 in debt plus all accrued interest.

On January 12, 2015, the Company converted $165,000 in convertible notes plus $34,605 in accrued and unpaid interest, to 2,800,000 shares of restricted common stock at an average conversion price of $0.07 per share.

On January 20, 2015, the Company converted $135,000 in convertible notes plus $26,129 in accrued and unpaid interest, to 2,650,000 shares of restricted common stock at an average conversion price of $0.06 per share.

During the three months ending March 31, 2015, the Company has raised an additional $120,000 in operating capital through the issuance of short-term notes to Capital Communications LLC.  The notes have an annual interest rate of 10% and a default rate of 15% annually. The notes are secured by the Company’s business equipment and have a conversion feature for restricted common shares at $.05 per share with a maturity date of July 15, 2015.

On March 13, 2015, the Board of Directors approved the consolidation of $225,000 in convertible notes plus $40,714 in interest accrued and unpaid, to a new note dated March 13, 2015 in the amount of $257,103.  In addition, the Board approved the consolidation of $600,000 in convertible notes, and $45,452 in accrued and unpaid interest, to a new note dated March 31, 2015, in the amount of $631,945.  Both notes bear interest at the rate of ten percent (10%) and have maturity dates on March 31, 2016.  Under Accounting Standards Codification (“ACS”) 470 the conversion of the notes and the extension of the term are accounted for as an extinguishment of debt and requires a valuation be performed on the new notes issued.  That calculation resulted in a loss on extinguishment of debt of $168,286 and beneficial conversion charge of $889,048, which will be amortized over the term of the notes.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $8,901 at March 31, 2015 and $18,307 at December 31, 2014 represent cash on deposit in various bank accounts with a financial institution.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided, including any shipping and handling fees. Due to the limited amount of transactions, collectability of the trade receivables is reasonably assured; however, the Company has created an allowance for doubtful accounts to provide for any bad debts experienced.

Most contracts associated with design and development engineering require a deposit of up to 50% of the quoted price of the initial phase of such contracts prior to the commencement of work. As the Company completes each phase or milestone of such a contract additional funding is normally required from the customer. These deposits are considered deferred income until each phase or milestone is completed and accepted by the customer, at which time the agreed upon price for that particular phase of the contract is billed to the customer and the deposit applied. As the Company’s revenues and customer base increase, our allowance policy will be reviewed to insure it adequately provides for uncollectible accounts.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company’s analysis did not indicate any impairment of assets as of March 31, 2015.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the rights to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology rights, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of March 31, 2015.

Research and Development – Research and development costs are recognized as an expense during the period incurred until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs. As described in ACS 360, the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. The analysis also requires various judgments and estimates, including general and macroeconomic conditions, industry and the Company’s targeted market conditions, as well as relevant entity-specific events; such as a change in the market for the Company’s products and services. After considering the qualitative factors that would indicate a need for interim impairment of goodwill and applying the two-step process described in ASC 360, management has determined that the value of Company’s assets is not more likely than not less than the carrying value of the Company including goodwill, and that no impairment charge needs be recognized during the reporting periods.

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

Basic and Diluted Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At March 31, 2015, there were outstanding options to purchase 2,024,000 shares of common stock and $895,432 of convertible notes principal and interest. These options and convertible notes amounted to 13,671,283 common share equivalents that were not included in the computation of diluted earnings because the related exercise prices were greater than the average market price of the common shares.

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

During the three month period ended March 31, 2015 the Company recognized $0 of stock-based compensation expense, compared to $0 during the same period in 2014. There were 2,024,000 employee stock options outstanding.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

at March 31, 2015. A summary of all employee options outstanding and exercisable under the plan as of March 31, 2015, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	0.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,024,000	$ 1.10	0.40	$ --
Exercisable at the end of Period	2,024,000	$ 1.10	0.40	$ --

Based upon the current options issued as of March 31, 2015, there was no additional unrecognized compensation cost related to employee stock options that will be recognized.

NOTE 3 – COMMON STOCK

On January 12, 2015, the Board of Directors approved the conversion of $165,000 in convertible notes held by Capital Communications LLC, plus $34,605 in interest accrued and unpaid, to 2,800,000 shares of restricted common stock at an average conversion price of $0.07 per share, resulting in a gain on conversion of $11,847.

On January 20, 2015, the Board of Directors approved the conversion of $135,000 in convertible notes held by Empire Fund Managers, plus $26,129 in interest accrued and unpaid, to 2,650,000 shares of restricted common stock at an average conversion price of $0.06 per share, resulting in a gain on conversion of $43,815.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has a related party payable to its President, CEO and Director for reimbursement of travel and other related expenses incurred on behalf of the Company. The amount due to the President as of March 31, 2015 and December 31, 2014 is $2,273 and $712, respectively.

The Company has a related party convertible promissory note entered into in 2011 with a member of its board for $40,000.  The note bears interest at 10%, with a default rate of 15%, has a maturity date of July 31, 2014, and is convertible at $0.20 per share.  The principal and interest outstanding at March 31, 2015, is $40,000 and $16,418, respectively ($40,000 and $14,100 at December 31, 2014).

NOTE 5 – NOTES PAYABLE

On March 13, 2015, the Board of Directors approved the consolidation of $225,000 in convertible notes plus $40,714 in interest accrued and unpaid, to a new note dated March 13, 2015 in the amount of $257,103.  In addition, the Board approved the consolidation of $600,000 in convertible notes, and $45,452 in accrued and unpaid interest, to a new note dated March 31, 2015, in the amount of $631,945.  Both notes bear interest at the rate of ten percent (10%) and have maturity dates on March 31, 2016.  Under Accounting Standards Codification (“ACS”) 470 the conversion of the notes and the extension of the term are accounted for as an extinguishment of debt and requires a valuation be performed on the new notes issued.  That calculation resulted in a loss on extinguishment of debt of $168,286 and beneficial conversion charge of $889,048, which will be amortized over the term of the notes.

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

On April 9, 2013, the parties of the above referenced litigation reached a favorable universal settlement agreement that reinforces the Company's rights to the intellectual properties and their related products, including the medical bed. In order to secure the Company had exclusive rights to all patents and intellectual properties associated with this litigation, the Company advanced to Mr. deGreef $25,000 to bring current all of the filing and maintenance fees for the patents detailed in the law suit. The advance is secured by a promissory note with an annual interest rate of 10% to be paid no later than April 8, 2015.  As of the date of this report the agreement is in default.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On the same date as part of the settlement agreement (see Note 6- Litigation), the Company entered into an exclusive licensing agreement that granted the Company the sole and exclusive rights to all products, devices, and commercial applications of any type or nature that relate to or are derived from the patents and application for patents controlled by Mr. deGreef and his companies. As additional compensation for the settlement the Company also received a note in the amount of $360,000 from the deGreef companies to be paid with accrued interest no later than April 8, 2018 through future royalties generated from the exclusive rights to technology specifically identified in the settlement and licensing agreements. The note has an annual interest rate of 5% and is secured by the intellectual properties of Mr. deGreef and his companies, including patents issued and those currently under application and any and all devices derived from such.

At the time of this filing, the Company does not have orders for products or devices; contracts for, or contracts that are currently being negotiated; or any type of existing or negotiated royalty agreement that uses the patents or technology identified in the settlement and licensing agreement. And because the source of repayment of the $360,000 note receivable is from future royalty income from the sales of product, devices or uses of the technology, as stipulated in Accounting Standards Codification ("ACS") 450 the Company is not permitted at this time to recognize a contingent asset.  At such time as royalty income can be reasonably estimated and is "virtually certain", the Company will recognize the note receivable.

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The standard permits the use of either modified retrospective or cumulative effect transition method. We have not elected early adoption and we are currently evaluating the impact of the provisions of ASU 2015-02 on our consolidation policies.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS

On April 21, 2015 the Company issued a promissory note for $40,000. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The note has a conversion feature for restricted common shares at $.05 per share and a maturity date of July 15, 2015.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is an innovative technology firm specializing in developing products that feature the Company’s patented Bend Sensor® and  related technology.  The Bend Sensor® is a groundbreaking sensing solution that is revolutionizing applications in the automobile, safety, medical and industrial industries.  The Bend Sensor’s single-layer, thin film construction cuts costs and mechanical bulk while introducing a range of functions and stylistic design possibilities that have never before been available in sensing technology.  We currently own six patents and through our research and development, efforts are in the process of filing for more that include fully integrated products being sold and supplied to our limited customer base. We have also jointly developing additional commercially viable products, including a universal sensor that will be used in the automotive, medical and industrial industries.

Our plan for the balance of 2015 is to concentrate our marketing efforts and limited financial resources on current projects that we believe can be brought to market in the shortest period of time. We anticipate having additional products featuring our patented Bend Sensor® technology on the market over the next 8 to 12 months including products in the medical, sport shoe, residential home care and industrial control industries.

Over the past year we have been enhancing our relationships with various automotive Tier 1 suppliers as they have continued testing and proving our patented horn and seat switch reliability. Previously we announced that our steering wheel horn pad received implementation ready status for a U.S. Fortune 100 automaker that has also identified up to four vehicle platforms being considered for the Company’s longer lasting and more cost effective horn switch.  The horn system has successfully completed in-vehicle testing which requires that the system be installed in a vehicle and driven for 150,000 miles without failure.  The horn passed the extensive testing process without failure.

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

We previously announced that we had completed the electronics and software that will be used in a running shoe and other sports related products. It also is a critical piece of the golf training aid that Bend Tech LLC will market. Beyond its sport and recreational value, golf is a major industry that generates jobs, commerce, economic development and tax revenues for communities throughout the country. The total size of the golf economy nationally was estimated at $68.8 billion in 2011, up from $62 billion in 2000.

As part of the golf training project the Company entered into a development agreement with Bend Tech, LLC to manufacture working prototypes of a golf shoe and golf shaft that will utilize a series of Bend Sensors® in a high tech training aid for golf. Flexpoint was paid upon completion of various milestones during the development process.  The agreement provided an added source of income for the Company during the 2014 year. In July, the Company and Bend Tech announced that all work under the development agreement has been successfully completed and that they were working on finalizing a manufacturing agreement.

In January 2015, at the CES show in Las Vegas, Nevada, Veristride received an award for a shoe utilizing our sensors. The use of sensors in wearable shoes and devices is a significant market.  In March 2015, we announced the finalization of a manufacturing and distribution agreement with Bend Tech LLC for the company’s smart shoe insole system.  We will produce and distribute sensors to Bend Tech which will be used to create the Mettis Trainer.

We successfully completed PhaseTwo of the disposable directional colonoscope for Haemoband Surgical, Ltd, a Northern Ireland based company that specializes in unique medical devices last year. We subsequently made a partial delivery of the products required by Phase Three and completed the delivery of all products for Phase Three by the end of the 2014 fourth quarter.  Under the terms of the agreement, we received a milestone payment upon completion of delivery for Phase Three. We are now proceeding through Phase Four and Phase Five, the final phases that will bring the project to completion and commercialization.  With the successful completion of Phase Three management believes the Company moves closer to an agreement for a long-term contract with Haemoband. The estimated volumes quoted for this device are between 500,000 to 1 million sensors annually. The application will use a sensor that is an adaptation of a sensor that we already have commercially available; therefore, the cost associated with the development of this medical application has been marginal. It is estimated that the annual demand for colonoscopy procedures ranges from 2.21 to 7.96 million in the United States and as the overall population continues to age more procedures will be required. One of the difficulties with the procedure is providing an inexpensive means of locating the exact position of the colonoscopes. With the use of our sensor array and monitoring equipment, the initial testing has shown that with the Bend Sensor® technology it is possible to locate the positioning of the colonoscopes. It is anticipated that completion and commercialization of this product will open up significant other markets for additional products that uses similar equipment for other unrelated products in the medical industry.

The Company continues working with HTK Engineering, LLC and Vista Brake who are currently marketing their safety mechanisms specifically designed for garbage trucks and other large commercial and emergency vehicles. Most commercial vehicles have an "air braking system" which can lose pressure and disengage the brakes while the vehicle is still running. Our Bend Sensor® technology is the key component of the HTK and Vista's systems, which provide a backup braking system preventing the vehicle from inadvertently rolling into people, buildings or other vehicles. Part of the marketing effort has been to involve insurance companies who have paid claims related to the initial brake failure. Because our jointly designed systems are easily installed and adaptable to most vehicles, insurance companies have indicated they would provide a reduction in premiums should their customers install one of these systems. There are over 179,000 garbage and recycling trucks in use in the United States and HTK is also pursuing opportunities for the system throughout Europe and Asia.

We continue to receive development orders from Intertek Industrial Corp. for their ProTek System. The ProTek System is an automotive seat-monitoring device integrated into emergency response vehicles.  This monitoring device places the Company’s Bend Sensors® in each rear passenger seat with a monitor viewable to the vehicle’s driver.  The foolproof system informs the driver if the emergency medical technicians are seated and properly secured prior to departure and while the vehicle is in motion. The system is installed in the seats of the rear compartments of the emergency vehicle and provides the driver with constant feedback as to the “seated and secured” status of passengers and personnel in the rear of the vehicle. The system is currently installed in ambulances and is being tested for use in other types of emergency vehicles. Through its relationship with Intertek, the Company has further validated its technology in the automotive and safety industries and is currently working with other companies on similar systems for buses, cabs and heavy equipment operators to ensure the safety of the their passengers and drivers. A national surge in ambulance accidents has called for increased safety standards for emergency vehicles. Due to the rise in injuries and fatalities that result from these accidents, the National Fire Protection Association (NFPA) has taken on the task of rewriting the ambulance standard.  The proposed legislation will require a safety system similar to Intertek's ProTek System, which will give Intertek a significant competitive advantage being first to market with an already proven system that will meet the legislative requirements.

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

Management believes that our current cash burn rate is approximately $60,000 per month and the proceeds from the convertible notes and our engineering and design fees will not totally fund our anticipated growth in operations. We will therefore need to raise additional financing. We believe that this additional financing will provide the needed capital to extend operations to the development and production of our growing product offerings and growing manufacturing opportunities. However, we may not be able to obtain financing, or the sources of financing, if any, may not continue to be available, and if available, they may be on terms unfavorable to us.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at March 31, 2015 consisted of our operating lease of $8,950 per month, and total liabilities of $772,284, which includes $41,674 of convertible notes payable, net of discounts of $847,374.  Accrued liabilities at March 31, 2015, were $505,135 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

During the three month period ended March 31, 2015, the Company converted $300,000 in convertible notes and accrued and unpaid interest of $60,734 through the issuance of 5,450,000 shares of restricted common stock.  In March 2015, the Company consolidated $825,000 in convertible notes, along with $64,048 of accrued and unpaid interest into two notes.  One note is $257,103, convertible into restricted common stock at $0.06 per share;  the other note amount is $631,945, convertible into restricted common stock at $0.07 per share.  Both notes bear an interest rate of 10% and have maturity dates on March 31, 2016.

During the three months ending March 31, 2015, the Company has raised an additional $120,000 in operating capital through the issuance of short-term notes to Capital Communications LLC.  The notes have an annual interest rate of 10% and a default rate of 15% annually. The notes are secured by the Company’s business equipment and have a conversion feature for restricted common shares at $.05 per share with a maturity date of July 31, 2015.

On April 21, 2015 the Company issued a promissory note for $40,000. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The note has a conversion feature for restricted common shares at $.05 per share and a maturity date of July 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

Other than our current operating lease, we have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2014 and for the three months ending March 31, 2015, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment. Based upon our analysis for the impairment test for the three months ended March 31, 2015 compared the carrying value of the Company's net assets to the estimated fair value of the overall Company, and the present values of projected net cash flows of the Company over the next three years, no impairment was recognized during the three months ended March 31, 2015.

We test long-lived assets for impairment quarterly or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Under similar analysis no impairment charge was taken during the three month period ended March 31, 2015. Impairment tests will be conducted on a quarterly basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For three month periods ended March 31, 2015 and 2014 we recognized $0.00 and $0.00, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2015 and 2014, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2014 and 2013.

SUMMARY OF OPERATING RESULTS
	Three month period ended
	March 31, 2015	March 31, 2014
Design, contract and testing revenue	$ 32,000	$ 53,351
Total operating costs and expenses	256,539	273,157
Net other income (expense)	(254,148)	(25,145)
Net loss	(478,687)	(244,951)
Basic and diluted loss per common share	(0.01)	(0.00)

For the three months ending March 31, 2015 revenue was $32,000, a $21,351 decrease when compared to the same period in 2014. The majority of the revenue for this period came from billable engineering services. The Company continues concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-run revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

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

Of the $256,539 and $273,157 total operating costs and expense for the three months ending March 31, 2015 and 2014, respectively, $66,420 and $64,268 were for direct research and development cost, respectively. For the three months ended March 31, 2015, total operating expenses decreased by $16,618 when compared to the same period in 2014.

Other expense for the three month period ended March 31, 2015 was $254,148, a $229,003 increase compared to the same period in 2014.  The increase largely results from a gain of $55,661 on the notes converted to restricted common stock and a loss of $168,286 recognized in the extinguishment of convertible notes.

A net loss of $478,687 was realized for the three months ended March 31, 2015, the loss being increased by the note discount charge described earlier.  A net loss of $244,951 was realized for the three month period ended March 31, 2014.

The chart below represents a summary of our condensed consolidated balance sheets at March 31, 2015 and December 31, 2014.

SUMMARY OF BALANCE SHEET INFORMATION
	March 31, 2014	December 31, 2014
Cash and cash equivalents	$ 8,901	$ 18,307
Total current assets	108,046	138,557
Total assets	5,264,428	5,320,524
Total liabilities	772,284	1,663,814
Deficit accumulated	(21,866,281)	(21,387,594)
Total stockholder’s equity	$ 4,492,144	$ 3,656,710

Cash and cash equivalents decreased by $9,406 at March 31, 2015 compared to December 31, 2014. The decrease in cash is due to the timing of payment of expenses and collection of accounts receivable. Our non-current assets decreased at March 31, 2015 due to the depreciation and amortization of long-lived assets.

Total liabilities decreased by $891,530 at March 31, 2015; the decrease was primarily due to the conversion of convertible notes payable and accrued interest.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer evaluated whether information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective for the three month period ending March 31, 2015

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended March 31, 2015 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the three months ending March 31, 2015, we had negative cash flows from operating activities of $129,406. We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

In the automotive parts industry, there is a trend of consolidation through business combinations and acquisitions of complementary technologies among worldwide suppliers as these suppliers seek to build stronger customer relationships with automobile manufacturers. Automobile manufacturers look to Tier 1 suppliers (major suppliers) to provide fully engineered systems and pre-assembled combinations of components rather than individual components. This trend of consolidation of suppliers may result in fewer Tier 1 suppliers and thus limit the marketing opportunities for our Bend Sensor® technology

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 12, 2015, the Board of Directors approved the conversion of $165,000 in convertible notes held by Capital Communications LLC, plus $34,605 in interest accrued and unpaid, to 2,800,000 shares of restricted common stock at an average conversion price of $0.07 per share.  We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

On January 20, 2015, the Board of Directors approved the conversion of $135,000 in convertible notes held by Empire Fund Managers, plus $26,129 in interest accrued and unpaid, to 2,650,000 shares of restricted common stock at an average conversion price of $0.06 per share. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

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

FLEXPOINT SENSOR SYSTEMS, INC.

Date: May 14, 2015

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer