Form 10-Q
period 2015-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2015-08-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2015

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 58,827,114 as of August 14, 2015.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2015 and	3
	December 31, 2014 (Audited)

	Condensed Consolidated Statements of Operations (Unaudited) for the Three	4
	Six Months Ended June 30, 2015 and 2014

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the	5
	Six Months Ended June 30, 2015 and 2014

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	18

Item 4.	Controls and Procedures	18

PART II: OTHER INFORMATION

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	21

Signatures		22

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of June 30, 2015, the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2014 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on  March 30, 2015. The results of operations for the three and six  months ended June 30, 2015 and 2014, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 5,505	$ 18,307
Accounts receivable, net of allowance for bad debts of $2,601 and $2,601	89,293	79,048
Notes receivable	82,998	29,313
Deposits and prepaid expenses	11,919	11,889
Total Current Assets	189,715	138,557
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $586,394 and $586,394	-	-
Patents and Proprietary Technology, net of accumulated
amortization of $741,933 and $639,950	230,461	278,500
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,323,643	$ 5,320,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 180,027	$ 189,078
Accounts payable - related party	4,495	712
Accrued liabilities	593,806	568,627
Convertible notes payable , net of discount of $761,037 and $139,603	268,011	865,397
Note payable	51,000	-
Convertible notes payable - related party	40,000	40,000
Total Liabilities	1,137,339	1,663,814

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
58,827,114 shares and 53,377,114 shares issued and outstanding	58,827	53,377
Additional paid-in capital	26,439,600	24,990,927
Accumulated deficit	(22,312,123)	(21,387,594)
Total Stockholders' Equity	4,186,304	3,656,710
Total Liabilities and Stockholders' Equity	$ 5,323,643	$ 5,320,524

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Design, Contract and Testing Revenue	$ 48,469	$ 43,302	$ 80,469	$ 96,653

Operating Costs and Expenses
Amortization of patents and proprietary
technology	24,634	25,977	50,219	52,454
Cost of revenue	1,191	1,395	4,018	3,559
Administrative and marketing expense	151,969	169,596	313,678	349,841
Research and development expense	66,222	74,422	132,642	138,690

Total Operating Costs and Expenses	244,016	271,390	500,557	544,544

Other Income and Expenses
Interest expense	(252,836)	(23,464)	(394,374)	(48,619)
Interest income	2,543	20	2,558	30
Loss on extinguishment of debt	-	-	(168,286)	-
Gain on stock debt exchange	-	-	55,661	-

Net Other Income (Expense)	(250,293)	(23,444)	(504,441)	(48,589)

Net Income (Loss)	$ (445,840)	$ (251,532)	$ (924,529)	(496,480)

Basic and Diluted Loss per Common Share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	58,827,114	53,377,114	58,348,661	53,377,114

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$ (924,529)	$ (496,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	--	37,607
Amortization of patents and proprietary technology	50,219	52,454
Amortization of discount on note payable	337,209	15,209
Loss on extinguishment of debt	168,286	--
(Gain)/loss on conversion of notes payable to common stock	(55,661)	--
Changes in operating assets and liabilities:
Accounts receivable	(10,245)	(3,206)
Inventory	--	488
Deposits and prepaid expenses	(29)	(29)
Accounts payable	(9,051)	(11,735)
Accounts payable – related parties	3,783	2,822
Accrued liabilities	172,082	165,604
Deferred revenue	--	(10,000)
Net Cash Used in Operating Activities	(267,936)	(247,266)

Cash Flows from Investing Activities:
Note receivable interest income	(2,528)	--
Payment for note receivable	(51,157)	--
Payments for patents	(2,181)	--
Net Cash Used in Investing Activities	(55,866)	--
Cash Flows from Financing Activities:

Proceeds from borrowings under note payable	51,000	--
Proceeds from borrowings under convertible note payable	260,000	240,000
Net Cash Provided by Financing Activities	311,000	240,000

Net Change in Cash and Cash Equivalents	(12,802)	(7,266)
Cash and Cash Equivalents at Beginning of Period	18,307	35,221
Cash and Cash Equivalents at End of Period	$ 5,505	$ 27,955

Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --
Cash paid for interest	$ --	$ --
Supplemental Disclosure on Noncash Investing and Financing Activities
Common stock issued for debt conversion	$ 305,073	$ --
Convertible notes issued and debt discount relieved in debt extinguishment	1,079,453	--
Beneficial conversion feature on convertible notes payable	1,149,048	--

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

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a company engaged principally in designing, engineering, and manufacturing sensor technology products and equipment using Bend Sensors® flexible potentiometer technology. The Company suffered losses of $924,529 and $496,480 and used cash in operating activities of $267,936 and $247,266 during the six months ended June 30, 2015 and 2014, respectively. Through June 30, 2015, the Company had an accumulated deficit of $22,312,123. These matters raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $5,505 at June 30, 2015 and $18,307 at December 31, 2014 represent cash on deposit in various bank accounts with a financial institution.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided, including any shipping and handling fees, and are shown net of the allowance for bad debts. Due to the limited amount of transactions, collectability of the trade receivables is reasonably assured; however, the Company has created an allowance for doubtful accounts to provide for any bad debts experienced.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company’s analysis did not indicate any impairment of assets as of June 30, 2015.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the rights to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology rights, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of June 30, 2015.

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

Basic and Diluted Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2015, there were outstanding options to purchase 2,024,000 shares of common stock and $1,080,048 of convertible notes principal and interest. These options and convertible notes

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

amounted to 21,140,220 common share equivalents that were not included in the computation of diluted earnings because the related exercise prices were greater than the average market price of the common shares.

Concentrations and Credit Risk - The Company has a major customer who represents a significant portion of revenue, accounts receivable and notes receivable.  During the six months ended June 30, 2015, the customer represented 61% of sales and represents 85% of accounts receivable and 100% of notes receivable at June 30, 2015. The Company has a strong relationship with this customer and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.  The Company has the option, under one of the notes receivable, to convert the principal and interest into equity of the customer.

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

During the six month period ended June 30, 2015 the Company recognized $0 of stock-based compensation expense, compared to $0 during the same period in 2014. There were 2,024,000 employee stock options outstanding at June 30, 2015. A summary of all employee options outstanding and exercisable under the plan as of June 30,

2015 and changes during the six months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	0.40	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,024,000	$ 1.10	0.15	$ --
Exercisable at the end of Period	2,024,000	$ 1.10	0.15	$ --

Based upon the current options issued as of June 30, 2015, there was no additional unrecognized compensation cost related to employee stock options that will be recognized.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has a related party payable to its President, CEO and Director for reimbursement of travel and other related expenses incurred on behalf of the Company. The amount due to the President as of June 30, 2015 and December 31, 2014 is $4,495 and $712, respectively.

The Company has a related party convertible promissory note entered into in 2011 with a member of its board for $40,000.  The note bears interest at 10%, with a default rate of 15%, has a maturity date of July 31, 2015, and is convertible at $0.20 per share.  The principal and interest outstanding at June 30, 2015, is $40,000 and $15,767 respectively ($40,000 and $14,100 at December 31, 2014).

NOTE 5 – NOTES RECEIVABLE

On April 1, 2015, the Company paid $51,157 for the assumption and assignment of a convertible promissory note receivable issued by Bend Tech, LLC (“Bend Tech”; one of the Company’s customers – see also Note 1, Concentrations and Credit Risk) and held by a third-party Bend Tech investor (“the Investor”).  The note bears interest at the rate of 10% per annum and had a maturity date of April 1, 2015.  The agreement allows the holder, at its option, to convert the note to a 5% ownership of Bend Tech.  The Company elected to take assignment of those conversion rights, reaching an agreement with the Investor to pay the principle and interest to the Investor at the due date.  Bend Tech is expected to become a more significant customer of the Company as it begins its product introductions, and the Company elected to put itself in position to convert the note into ownership of Bend Tech rather than have an outside investor make such conversion.  As of the date of this report, the note is in default and the Company has not exercised its conversion option.

NOTE 6 – NOTES PAYABLE

Convertible Notes Payable – Third Parties

Prior to 2014, the Company had obtained financing by issuing multiple convertible notes payable to third parties. These notes have an annual interest rate of 10%, increasing to 15% in case of default, and are secured by the Company’s business assets, with a conversion feature for restricted common shares ranging from $.07 to $.05 per share. These notes had a balance of $525,000 (with a discount of $4,653) at December 31, 2013.

During 2014, the Company secured additional financing to cover its ongoing operations in the amount of $480,000 by issuing various convertible notes to one of the third parties who had provided financing prior to 2014, Capital Communications, LLC. The notes matured in 2014, bore an annual interest rate of 10%, with a 15% default rate, and were secured by the Company’s business assets, with a conversion feature for restricted common shares ranging from $.08 to $.02 per share. These notes had a balance of $1,005,000 (“the 2014 Capital Communication Notes”), beneficial conversion discounts of $210,000 (against which $75,050 in amortization expense was recorded - leaving a discount balance of $139,603), and had accrued interest balances totaling $123,273 at December 31, 2014.

During 2015, the Company secured additional financing from Capital Communications to cover its ongoing operations in the amount of $120,000 with the same terms as the 2014 Capital Communication Notes, bringing the total balance to $1,125,000 (“the $1,125,000 Notes”), with related beneficial conversion discounts of $120,000.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – NOTES PAYABLE (CONTINUED)

Conversion of convertible Notes Payable – Third Parties during 2015

On January 12, 2015, of the balance of the $1,125,000 Notes, Company converted $165,000 of these convertible notes plus $34,605 in accrued and unpaid interest, to 2,800,000 shares of restricted common stock at an average conversion price of $0.07 per share, resulting in a gain on conversion of $11,847.

On January 20, 2015, of the balance of the $1,125,000 Notes the Company converted $135,000 of these convertible notes plus $26,129 in accrued and unpaid interest, to 2,650,000 shares of restricted common stock at an average conversion price of $0.06 per share, resulting in a gain on conversion of $43,815.

Consolidation of convertible Notes Payable – Third Parties during 2015

On March 13, 2015, the Board of Directors approved the consolidation of $225,000 in principal and $40,714 in accrued interest of the balance of the $1,125,000 Notes, to a new note dated March 13, 2015 for $257,103.  In addition, the Board approved the consolidation of $600,000 in principal and $45,452 in accrued interest of the $1,125,000 Notes, to a new note dated March 13, 2015 for $631,945.  Both notes (“the Consolidated Capital Communication Notes”) bear interest at the rate of ten percent 10%, with 15% default rates, and have maturity dates on March 31, 2016.  Under Accounting Standards Codification (“ASC”) 470 the conversion of the notes and the extension of the term are accounted for as an extinguishment of debt and requires a valuation be performed on the new notes issued.  That calculation resulted in a loss on extinguishment of debt of $168,286. The Consolidated Capital Communication Notes are convertible at $.05 per common share, resulting in a beneficial conversion discount of $889,048, to be amortized over the term of the notes.

Convertible Notes Payable – Third Parties (post March consolidation)

On June 18, 2015, the Board of Directors approved an Amendment to the Consolidated Capital Communication Notes to finance an additional $200,000, all other terms on the Promissory Note remaining unchanged.

Pursuant to the Amendment, during April, May and June 2015, the Company has raised an additional $260,000 in operating capital bearing an annual interest rate of 10%, with a default rate of 15%. Consistent with the Consolidated Capital Communication Notes, these amounts are secured by the Company’s business equipment and have a conversion feature for restricted common shares at $.05 per share with a maturity date of March 31, 2016.

Given the aforementioned, Convertible Notes Payable principal of $1,029,048, discount of $761,038 ($337,209 in amortization expense during the six month period), and accrued interest of $27,974 (interest expense of $57,602) has been recorded by the Company as of June 30, 2015.

Notes Payable – Third Parties

On April 1, 2015, the Company entered into a non-convertible note payable with Capital Communications, LLC for $51,000. This note bears an annual interest rate of 10% and a default rate of 15% annually and is secured by the $51,157 note receivable held by the Company (see Note 5).

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

At the time of this filing, the Company does not have orders for products or devices, contracts for, or contracts that are currently being negotiated, or any type of existing or negotiated royalty agreement that uses the patents or technology identified in the settlement and licensing agreement. Because the source of repayment of the $360,000 note receivable is from future royalty income from the sales of product, devices or uses of the technology,  as stipulated in Accounting Standards Codification ("ASC") 450 the Company is not permitted at this time to recognize a contingent asset.  At such time as royalty income can be reasonably estimated and is "virtually certain", the Company will recognize the note receivable.

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 to simplify the presentation of debt issuance costs.  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums.  The ASU also requires that the amortization of debt issuance costs be reported as interest expense.  For public companies, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (early adoption is permitted). The adoption of this ASU will impact the presentation of the Company’s financial statements in future periods should it be successful in raising funds.

Also in April 2015, the FASB issued ASU 2015-05 related to customer’s accounting for fees paid in a cloud computing arrangement.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (early adoption is permitted).  The Company does not expect this ASU to have a significant impact on its consolidated financial position, results of operations or cash flows.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 10 - SUBSEQUENT EVENTS

On July 15, 2015 the Company issued a convertible promissory note for $60,000 to a third party, the proceeds of which will be used to fund operating expenses. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The note has a conversion feature for restricted common shares at $.05 per share and a maturity date of July 15, 2016.

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

Our plan for the balance of 2015 is to concentrate our marketing efforts and limited financial resources on current projects that we believe can be brought to market in the shortest period of time. In July 2015 we  announced the hiring of a Vice President of Sales and Marketing with the intent of accelerating the introduction of our products into multiple markets.  We anticipate having additional products featuring our patented Bend Sensor® technology on the market over the next 8 to 12 months including products in the medical, sport shoe, residential home care and industrial control industries.

Over the past year we have been enhancing our relationships with various automotive Tier 1 suppliers as they have continued testing and proving our patented horn and seat switch reliability. In  2013  we announced that our steering wheel horn pad received implementation ready status for a U.S. Fortune 100 automaker that has also identified up to four vehicle platforms being considered for the Company’s longer lasting and more cost effective horn switch.  The horn system has successfully completed in-vehicle testing which requires that the system be installed in a vehicle and driven for 150,000 miles without failure.  The horn passed the extensive testing process without failure.

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

In 2014 we announced that we had completed the electronics and software that will be used in a running shoe and other sports related products. It also is a critical piece of the golf training aid that Bend Tech LLC will market. Beyond its sport and recreational value, golf is a major industry that generates jobs, commerce, economic development and tax revenues for communities throughout the country. The total size of the golf economy nationally was estimated at $68.8 billion in 2011, up from $62 billion in 2000.

As part of the golf training project the Company entered into a development agreement with Bend Tech, LLC to manufacture working prototypes of a golf shoe and golf shaft that will utilize a series of Bend Sensors® in a high tech training aid for golf. Flexpoint was paid upon completion of various milestones during the development process.  The agreement provided an added source of income for the Company during the 2014 year. In July 2014, the Company and Bend Tech announced that all work under the development agreement has been successfully completed and that they were working on finalizing a manufacturing agreement.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at June 30, 2015 consisted of our operating lease of $8,950 per month, and total liabilities of $1,137,339, which includes $268,011 of convertible notes payable, net of discounts of $761,037.  Accrued liabilities at June 30, 2015, were $593,806 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

During the six month period ended June 30, 2015, the Company converted $300,000 in convertible notes and accrued and unpaid interest of $60,734 through the issuance of 5,450,000 shares of restricted common stock.  In March 2015, the Company consolidated $825,000 in convertible notes, along with $64,048 of accrued and unpaid interest into two notes.  One note is $257,103, convertible into restricted common stock at $0.06 per share;  the other note amount is $631,945, convertible into restricted common stock at $0.07 per share.  Both notes bear an interest rate of 10% and have maturity dates on March 31, 2016.

During the six months ending June 30, 2015, the Company has raised an additional $311,000 in operating capital through the issuance of short-term notes to Capital Communications LLC.  The notes have an annual interest rate of 10% and a default rate of 15% annually. One note, in the amount of $51,000, bears interest at the rate of ten percent (10%) per annum and is secured by the promissory note purchased by the Company on April 1, 2015. The remaining notes, which total $260,000, are secured by the Company’s business equipment and have a conversion feature for restricted common shares at $.05 per share with a maturity date of  March 31, 2016.

On July 15, 2015 the Company issued a convertible promissory note for $60,000. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The note has a conversion feature for restricted common shares at $.05 per share and a maturity date of March 31, 2016.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2014 and for the three months ending March 31, 2015, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment. Based upon our analysis for the impairment test for the six months ended June 30, 2015 compared the carrying value of the Company's net assets to the estimated fair value of the overall Company, and the present values of projected net cash flows of the Company over the next three years, no impairment was recognized during the six months ended June 30, 2015.

We test long-lived assets for impairment quarterly or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Under similar analysis no impairment charge was taken during the six month period ended June 30, 2015. Impairment tests will be conducted on a quarterly basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the six month periods ended June 30, 2015 and 2014 we recognized $0.00 and $0.00, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2015 and 2014, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2014 and 2013.

THREE MONTH PERIOD ENDED JUNE 30, 2015:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	June 30, 2015	June 30, 2014
Design, contract and testing revenue	$ 48,469	$ 43,302
Total operating costs and expenses	244,016	271,390
Net other income (expense)	(250,293)	(23,444)
Net loss	(445,840)	(251,532)
Basic and diluted loss per common share	(0.01)	(0.00)

For the three months ending June 30, 2015 revenue was $48,469, a $5,167 increase when compared to the same period in 2014. The majority of the revenue for this period came from billable engineering services. The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

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

Of the $244,016 and $271,390 total operating costs and expense for the three months ending June 30, 2015 and 2014, respectively, $66,222 and $74,422 were for direct research and development cost, respectively. For the three months ended June 30, 2015, total operating expenses decreased by $27,374 when compared to the same period in 2014, due primarily to reductions in professional fees and depreciation expense.  Our fixed assets reached full depreciation in 2014 so there is no depreciation charge in 2015.

Other expense for the three month period ended June 30, 2015 was $250,293, a $226,849 increase compared to the same period in 2014.  The increase is attributable to the beneficial conversion charges on the convertible notes.

A net loss of $445,840 was realized for the three months ended June 30, 2015, the loss being increased by the note discount charge earlier described.  A net loss of $251,532 was realized for the three month period ended June 30, 2014.

SIX MONTH PERIOD ENDED JUNE 30, 2015:

SUMMARY OF OPERATING RESULTS
	Six month period ended
	June 30, 2015	June 30, 2014
Design, contract and testing revenue	$ 80,469	$ 96,653
Total operating costs and expenses	500,557	544,544
Net other income (expense)	(504,441)	(48,589)
Net loss	(924,529)	(496,480)
Basic and diluted loss per common share	(0.02)	(0.01)

For the six months ending June 30, 2015 revenue was $80,469, a $16,184 decrease when compared to the same period in 2014. The majority of the revenue for this period came from billable engineering services. Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

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

Total operating costs and expense for the six months ending June 30, 2015 and 2014 were $500,557 and $544,544, respectively.  Of the total expenses $132,642 and $138,690 were for direct research and development cost, respectively. For the six months ended June 30, 2015, total operating expenses decreased by $43,987 when compared to the same period in 2014 due to reductions in professional fees and depreciation expense.

Other expense for the six month period ended June 30, 2015 was $504,441, a $455,852 increase compared to the $48,589 expensed in 2014.  The increase is attributable to the beneficial conversion charges on the convertible notes.

A net loss of $924,529 was realized for the six months ended June 30, 2015, the loss being increased by the note discount charge earlier described.  A net loss of $496,480 was realized for the six month period ended June 30, 2014.

The chart below represents a summary of our condensed consolidated balance sheets at June 30, 2015 and December 31, 2014.

SUMMARY OF BALANCE SHEET INFORMATION

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$ 5,505	$ 18,307
Total current assets	189,715	138,557
Total assets	5,323,643	5,320,524
Total liabilities	1,137,339	1,663,814
Deficit accumulated	(22,312,213)	(21,387,594)
Total stockholder’s equity	$ 4,186,304	$ 3,656,710

Cash and cash equivalents decreased by $12,802 at June 30, 2015 compared to December 31, 2014. The decrease in cash is due to the timing of payment of expenses and collection of accounts receivable. Our non-current assets decreased at June 30, 2015 due to the depreciation and amortization of long-lived assets.

Total liabilities decreased by $526,475 at June 30, 2015; the decrease was primarily due to the conversion of convertible notes payable and accrued interest into shares of restricted common stock.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer evaluated whether information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective for the six-month period ending June 30, 2015

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the six month period ended June 30, 2015 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the six months ending June 30, 2015, we had negative cash flows from operating activities of $267,936. We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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

Date: August 14, 2015

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer