Form 10-Q
period 2015-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2015-11-16
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2015

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 58,827,114 as of November 16, 2015.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2015 and	3
	December 31, 2014 (Audited)

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and	4
	Nine Months Ended September 30, 2015 and 2014

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the	5
	Nine Months Ended September 30, 2015 and 2014

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	20

Item 4.	Controls and Procedures	20

PART II: OTHER INFORMATION

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	23

Signatures		24

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2015, the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2014 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on March 30, 2015. The results of operations for the three and nine  months ended September 30, 2015 and 2014, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 46,124	$ 18,307
Accounts receivable, net of allowance for bad debts of $2,601 and $2,601	101,607	79,048
Notes receivable	84,902	29,313
Deposits and prepaid expenses	11,934	11,889
Total Current Assets	244,567	138,557
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $586,394 and $586,394	-	-
Patents and Proprietary Technology, net of accumulated
amortization of $767,518 and $639,950	204,876	278,500
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,352,910	$ 5,320,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 163,360	$ 189,078
Accounts payable - related party	1,742	712
Accrued liabilities	694,307	568,627
Convertible notes payable , net of discount of $655,555 and $139,603	553,493	865,397
Note payable	51,000	-
Convertible notes payable - related party	40,000	40,000
Total Liabilities	1,503,902	1,663,814

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
58,827,114 shares and 53,377,114 shares issued and outstanding	58,827	53,377
Stock subscription payable	3,958	-
Additional paid-in capital	26,834,597	24,990,927
Accumulated deficit	(23,048,374)	(21,387,594)
Total Stockholders' Equity	3,849,008	3,656,710
Total Liabilities and Stockholders' Equity	$ 5,352,910	$ 5,320,524

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Design, Contract and Testing Revenue	$ 35,812	$ 124,464	$ 116,280	$ 221,117

Operating Costs and Expenses
Amortization of patents and proprietary
technology	25,585	25,805	75,804	78,259
Cost of revenue	110	4,381	4,128	7,940
Administrative and marketing expense	321,450	165,313	635,129	515,155
Research and development expense	72,432	78,056	205,074	216,746

Total Operating Costs and Expenses	419,577	273,555	920,135	818,100

Other Income and Expenses
Interest expense	(354,400)	(83,359)	(748,774)	(131,978)
Interest income	1,919	16	4,477	46
Loss on extinguishment of debt	-	-	(168,286)	-
Gain on stock debt exchange	-	-	55,661	-

Net Other Income (Expense)	(352,481)	(83,343)	(856,922)	(131,932)

Net Income (Loss)	$ (736,246)	$ (232,434)	$ (1,660,777)	$ (728,915)

Basic and Diluted Loss per Common Share	$ (0.01)	$ (0.00)	$ (0.03)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	58,827,114	53,377,114	58,528,768	53,377,114

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$ (1,660,777)	$ (728,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	--	56,620
Stock-based compensation expense	214,997	--
Amortization of patents and proprietary technology	75,804	78,259
Amortization of discount on note payable	622,691	83,711
Loss on extinguishment of debt	168,286	--
(Gain)/loss on conversion of notes payable to common stock	(55,661)	--
Changes in operating assets and liabilities:
Accounts receivable	(22,559)	(65,564)
Inventory	--	(849)
Deposits and prepaid expenses	(45)	(43)
Accounts payable	(28,471)	6,037
Accounts payable – related parties	3,783	(5,737)
Accrued liabilities	276,539	226,256
Deferred revenue	--	(10,000)
Net Cash Used in Operating Activities	(405,413)	(360,225)

Cash Flows from Investing Activities:
Note receivable interest income	(4,432)	--
Payment for note receivable	(51,157)	--
Payments for patents	(2,181)	(9,230)
Net Cash Used in Investing Activities	(57,770)	(9,230)
Cash Flows from Financing Activities:

Proceeds from borrowings under note payable	51,000	--
Proceeds from borrowings under convertible note payable	440,000	360,000
Net Cash Provided by Financing Activities	491,000	360,000

Net Change in Cash and Cash Equivalents	27,817	(9,455)
Cash and Cash Equivalents at Beginning of Period	18,307	35,221
Cash and Cash Equivalents at End of Period	$ 46,124	$ 25,766

Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --
Cash paid for interest	$ --	$ --
Supplemental Disclosure on Noncash Investing and Financing Activities
Common stock issued for debt conversion	$ 305,073	$ --
Convertible notes issued and debt discount relieved in debt extinguishment	$ 1,079,453	$ --
Beneficial conversion feature on convertible notes payable	$ 1,329,050	$ (138,000)
Subscription payable to employee	$ 3,958	$ --

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

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a company engaged principally in designing, engineering, and manufacturing sensor technology products and equipment using Bend Sensors® flexible potentiometer technology. The Company suffered losses of $1,660,777 and $728,915 and used cash in operating activities of $405,413 and $360,225 during the nine months ended September 30, 2015 and 2014, respectively. Through September 30, 2015, the Company had an accumulated deficit of $23,048,374. These matters raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $46,124 at September 30, 2015 and $18,307 at December 31, 2014 represent cash on deposit in various bank accounts with a financial institution.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company’s analysis did not indicate any impairment of assets as of September 30, 2015.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the rights to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology rights, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of September 30, 2015.

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

Basic and Diluted Earnings (loss) Per Share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2015, there were $1,264,998 of

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

convertible notes, principal and interest. These convertible notes amounted to 25,294,830 common share equivalents that were not included in the computation of diluted earnings (loss) because the effect would be anti-dilutive.  Other convertible notes and options- related exercise prices were less than the average market price of the common stock.

Concentrations and Credit Risk - The Company has a major customer who represents a significant portion of revenue, accounts receivable and notes receivable.  During the nine months ended September 30, 2015, the customer represented 61% of sales and represents 85% of accounts receivable and 100% of notes receivable at September 30, 2015. The Company has a strong relationship with this customer and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.  The Company has the option, under one of the notes receivable, to convert the principal and interest into equity of the customer.

NOTE 2 – STOCK OPTION PLANS

On August 25, 2005, the Board of Directors of the Company approved and adopted the 2005 Employee Stock Incentive Plan (the Plan). The Plan became effective upon its adoption by the Board and continued in effect for ten years.  This plan was approved by the stockholders of the Company on November 22, 2005. Under the Plan, the exercise price for all options issued was to be not less than the average quoted closing market price of the Company’s trading common stock for the thirty-day period immediately preceding the grant date plus a premium of ten percent.  The maximum aggregate number of shares that could have been awarded under the Plan was 2,500,000 shares.  The Plan was set to expire on August 24, 2015, but authorized the issuance of options for shares of stock that extend beyond the termination of the Plan.  On August 24, 2015 all options issued under the Plan were either surrendered or expired on August 25, 2015 as provided in the Plan.

On August 24, 2015, prior to the expiration of the Plan, the Board of Directors approved the issuance of options for the purchase of 2,185,000 shares of the Company’s common stock to current employees and directors under the Plan. Said options were granted to offset surrendered options to existing employees issued prior to the date of the resolution and to provide compensation for existing employees and new employees.  The options are subject to the terms and conditions of the Plan and were effective as of the grant date.  Any options issued that were not replacements for the surrendered options are scheduled to vest in equal installments on the last calendar day of 2015, 2016 and 2017, respectively.  In keeping with the provisions of the Plan, the Stock price for any options issued as replacements for options surrendered by existing employees and directors, and any additional shares of stock issued to existing employees, directors of new employees, was set at not less than the average quoted closing market price of the Company’s trading common stock for the thirty-day period immediately preceding the grant date plus a premium of ten percent.

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

During the nine month period ended September 30, 2015 the Company recognized $214,997 of stock-based compensation expense, compared to $0 during the same period in 2014. Inputs used in the Black-Scholes calculation, which valued the options at $294,756 were:  Volatility – 424%; estimated life – 10 years; risk free interest rate – 1.60%; forfeiture – 0%; vesting – ranging from immediate to December 31, 2017; and option prices of $0.14 to $0.25 per share.  The 2,024,000 employee stock options outstanding at the beginning of this reporting period had all expired at August 25, 2015, with 2,185,000 new options being issued. A summary of all employee options activity under the Plan as of September 30, 2015 and changes during the nine months then ended is set forth below:

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	0.15	$ --
Granted	2,185,000	0.16	9.91	--
Expired	2,024,000	1.10	--	--
Outstanding at the end of Period	2,185,000	0.16	9.91	--
Exercisable at the end of Period	1,540,000	$ 0.15	9.91	$ --

As of September 30, 2015, there was $79,759 of unrecognized compensation cost related to employee stock options that will be recognized.   An additional $21,753 will be expensed during the fourth quarter of 2015 and $29,003 will be charged in both 2016 and 2017.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has a related party payable to its President, CEO and Director for reimbursement of travel and other related expenses incurred on behalf of the Company. The amount due to the President as of September 30, 2015 and December 31, 2014 is $1,742 and $712, respectively.

The Company has a related party convertible promissory note entered into in 2011 with a member of its board for $40,000.  The note bears interest at 10%, with a default rate of 15%, has a maturity date of July 31, 2015, and is convertible at $0.20 per share.  The principal and interest outstanding at September 30, 2015, is $40,000 and $16,789 respectively ($40,000 and $14,100 at December 31, 2014).

In July 2015 the Company entered into a stock subscription agreement with an employee as part of an employment agreement.  The employee issued the Company a note with a fair market value of $9,499 and a maturity date of January 15, 2016.   The note is secured by 86,350 shares of the Company’s restricted common stock valued at $0.11 per share for a subscription payable of $3,958.   As of September 30, 2015, the Company had recorded $3,958 in subscription payable.

NOTE 5 – NOTES RECEIVABLE

On April 1, 2015, the Company paid $51,157 for the assumption and assignment of a convertible promissory note receivable issued by Bend Tech, LLC (“Bend Tech”; one of the Company’s customers – see also Note 1, Concentrations and Credit Risk) and held by a third-party Bend Tech investor (“the Investor”).  The note bears interest at the rate of 10% per annum and had a maturity date of April 1, 2015.  The agreement allows the holder, at its option, to convert the note to a 5% ownership of Bend Tech.  The Company elected to take assignment of those

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

conversion rights, reaching an agreement with the Investor to pay the principle and interest to the Investor at the due date.  Bend Tech is expected to become a more significant customer of the Company as it begins its product introductions, and the Company elected to pay off the note and put itself in position to either receive the payment plus interest of   convert the note into ownership of Bend Tech rather than have an outside investor make such conversion.  As of the date of this report, the note is in default and the Company has not exercised its conversion option.

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

During 2015, the Company secured additional financing from Capital Communications to cover its ongoing operations in the amount of $300,000 with the same terms as the 2014 Capital Communication Notes, bringing the total balance to $1,125,000 (“the $1,125,000 Notes”), with related beneficial conversion discounts of $120,000.

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

On March 13, 2015, the Board of Directors approved the consolidation of $225,000 in principal and $40,714 in accrued interest of the balance of the $1,125,000 Notes, to a new note dated March 13, 2015 for $257,103.  In addition, the Board approved the consolidation of $600,000 in principal and $45,452 in accrued interest of the $1,125,000 Notes, to a new note dated March 31, 2015 for $631,945.  Both notes (“the Consolidated Capital Communication Notes”) bear interest at the rate of ten percent 10%, with 15% default rates, and have maturity dates on March 31, 2016.  Under Accounting Standards Codification (“ASC”) 470 the conversion of the notes and the extension of the term are accounted for as an extinguishment of debt and requires a valuation be performed on the new notes issued.  That calculation resulted in a loss on extinguishment of debt of $168,286. The Consolidated Capital Communication Notes are convertible at $.05 per common share, resulting in a beneficial conversion discount of $889,048, to be amortized over the term of the notes.

Convertible Notes Payable – Third Parties (post March consolidation)

On June 18, 2015, the Board of Directors approved an Amendment to the Consolidated Capital Communication Notes to finance an additional $200,000, all other terms on the Promissory Note remaining unchanged.

Pursuant to the Amendment, during April through September 2015, the Company has raised an additional $440,000 in operating capital bearing an annual interest rate of 10%, with a default rate of 15%. Consistent with the Consolidated Capital Communication Notes, these amounts are secured by the Company’s business equipment and have a conversion feature for restricted common shares at $.05 per share with a maturity date of March 31, 2016.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Given the aforementioned, Convertible Notes Payable principal of $1,209,048, discount of $655,555 ($622,692 in amortization expense during the nine month period), and accrued interest of $55,950 (interest expense of $77,605) has been recorded by the Company as of September 30, 2015.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS - UPDATE

In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminates the requirement to retrospectively account for those adjustments. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

In August 2015, the Financial Accounting Standards Board issued ASU 2015-14, Revenue from Contracts with Customer (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue from Contracts with Customer (Topic 606) for all entities by one year. As a result, all entities will be required to apply the provisions of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the adoption date and impact the guidance in this ASU will have, if any, on our consolidated results of operations, cash flows, or financial position.

In June 2015, the Financial Accounting Standards Board issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. This ASU is effective for fiscal years and interim periods beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). This ASU will require an entity's management, for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The definition of substantial doubt within this ASU incorporates a likelihood threshold of "probable" similar to the use of that term under current guidance for Topic 450, Contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 10 - SUBSEQUENT EVENTS

On October 30, 2015 the Company issued a convertible promissory note for $150,000 to a third party, the proceeds of which will be used to fund operating expenses. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The note has a conversion feature for restricted common shares at $.05 per share and a maturity date of January 15, 2016.  To date, $50,000 had been drawn against the note.

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

Our plan for the balance of 2015 is to concentrate our marketing efforts and limited financial resources on current projects that we believe can be brought to market in the shortest period of time. In July 2015 we announced the hiring of a Vice President of Sales and Marketing with the intent of accelerating the introduction of our products into multiple markets.  We anticipate having additional products featuring our patented Bend Sensor® technology on the market over the next 6 to 9 months including products in the medical, sport shoe, residential home care and industrial control industries.

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

In September and October we made announcements on a number of developments utilizing the Bend Sensor technology in wearable gloves for various applications.  The products are for several different uses across multiple industries.  Orders have been received for a variety of applications including industrial use, virtual gaming, medical rehabilitation and music.  The company has added German based Workaround UG and South Korean-based Neofect to its expanding roster of “wearables” customers.

The Company recently received purchase orders from Virtual Motion Labs and others for glove applications.  The sensors are used in a variety of applications, including virtual reality, motion capture, animation applications, robotics, and physical therapy and rehabilitation.  It is anticipated that larger orders for these applications will be received in the coming months.

With the increased interest in numerous applications for the Bend Sensor technology we announced in September the availability of their new USB Bend Sensor Kit.  This kit will enable engineers and product developers to start integrating the Bend Sensor into their products within minutes.  The kit includes a circuit board that interfaces the Bend Sensor directly to a laptop or desktop PC through a USB port.

In October 2015 we announced that a major pre-production milestone with a multi-national toy manufacturing company had successfully been passed.  In connection with this company we are now engaged with a multi-national supply chain solutions company that offers design, manufacturing, distribution and aftermarket services to original equipment manufacturers.  It is, globally, the second largest electronics manufacturing services and original design manufacturing company.  We have recently received orders and delivered product to both companies.  Larger purchase orders will be received over the next months, beginning a multi-year production collaboration in early 2016.

In 2014 we announced that we had completed the electronics and software that will be used in a running shoe and other sports related products. It also is a critical piece of the golf training aid that Bend Tech LLC will market. Beyond its sport and recreational value, golf is a major industry that generates jobs, commerce, economic development and tax revenues for communities throughout the country

As part of the golf training project the Company entered into a development agreement with Bend Tech, LLC to manufacture working prototypes of a golf shoe and golf shaft that will utilize a series of Bend Sensors® in a high tech training aid for golf. Flexpoint was paid upon completion of various milestones during the development process.  The agreement provided an added source of income for the Company during the 2014 year. In July 2014, the Company and Bend Tech announced that all work under the development agreement has been successfully completed and that they were working on finalizing a manufacturing agreement.

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

In August 2015 we announced that Bend Tech LLC would begin taking orders for its smart shoe insert through the Mettis Trainer website.  Orders placed are expected to arrive beginning in the fourth quarter of 2015.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2015 consisted of our operating lease of $8,950 per month, and total liabilities of $1,503,901, which includes $553,493 of convertible notes payable, net of discounts of $655,555.  Accrued liabilities at September 30, 2015, were $694,306 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

During the nine month period ended September 30, 2015, the Company converted $300,000 in convertible notes and accrued and unpaid interest of $60,734 through the issuance of 5,450,000 shares of restricted common stock.  In March 2015, the Company consolidated $825,000 in convertible notes, along with $64,048 of accrued and unpaid interest into two notes.  One note is $257,103, convertible into restricted common stock at $0.06 per share;  the other note amount is $631,945, convertible into restricted common stock at $0.07 per share.  Both notes bear an interest rate of 10% and have maturity dates on March 31, 2016.

During the nine months ending September 30, 2015, the Company has raised an additional $491,000 in operating capital through the issuance of short-term notes to Capital Communications LLC.  The notes have an annual interest rate of 10% and a default rate of 15% annually. One note, in the amount of $51,000, bears interest at the rate of ten percent (10%) per annum and is secured by the promissory note purchased by the Company on April 1, 2015. The remaining notes, which total $440,000, are secured by the Company’s business equipment and have a conversion feature for restricted common shares at $.05 per share with a maturity date of March 31, 2016.

In July 2015 the Company entered into a stock subscription agreement with an employee as part of an employment agreement.  The employee issued the Company a note with a fair market value of $9,499 and a maturity date of January 15, 2016.   The note is secured by 86,350 shares of the Company’s restricted common stock valued at $0.11 per share for a subscription payable of $3,958.   As of September 30, 2015, the Company had recorded $3,958 for the subscription payable.

On October 30, 2015 the Company drew an additional $50,000 against a $150,000 convertible promissory note issued to Capital Communications LLC. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The note has a conversion feature for restricted common shares at $.05 per share and a maturity date of January 31, 2016.

The Company has a major customer who represents a significant portion of revenue, accounts receivable and notes receivable.  During the nine months ended September 30, 2015, the customer represented 61% of sales, represents 85% of accounts receivable and 10% of notes receivable at September 30, 2015.  The Company has a strong relationship with this customer and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.  The Company has the option, under one of the notes receivable, to convert the principal and interest into equity of the customer.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2014 and for the nine months ending September 30, 2015, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment. Based upon our analysis for the impairment test for the nine months ended September 30, 2015 compared the carrying value of the Company's net assets to the estimated fair value of the overall Company, and the present values of projected net cash flows of the Company over the next three years, no impairment was recognized during the nine months ended September 30, 2015.

We test long-lived assets for impairment quarterly or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Under similar analysis no impairment charge was taken during the nine month period ended September 30, 2015. Impairment tests will be conducted on a quarterly basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the nine month periods ended September 30, 2015 and 2014 we recognized $214,997 and $0.00, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2015 and 2014, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2014 and 2013.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2015:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	September 30, 2015	September 30, 2014
Design, contract and testing revenue	$ 35,812	$ 124,464
Total operating costs and expenses	419,577	273,555
Net other income (expense)	(352,481)	(83,343)
Net loss	(736,246)	(232,434)
Basic and diluted loss per common share	(0.01)	(0.00)

For the three months ending September 30, 2015 revenue was $35,812, an $88,652 decrease when compared to the same period in 2014. The majority of the revenue for this period came from billable engineering services. The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

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

Of the $419,577 and $273,555 total operating costs and expense for the three months ending September 30, 2015 and 2014, respectively, $72,432 and $78,056 were for direct research and development cost, respectively. For the three months ended September 30, 2015, total operating expenses increased by $146,022 when compared to the same period in 2014, due primarily to anon-cash  stock-based compensation charge of $214,997 related to the issuance of stock options.  Our fixed assets reached full depreciation in 2014 so there is no depreciation charge in 2015.

Other expense for the three month period ended September 30, 2015 was $352,481, a $269,138 increase compared to the same period in 2014.  The increase is attributable to the beneficial conversion charges on the convertible notes.

A net loss of $736,246 was realized for the three months ended September 30, 2015, the loss being increased by the stock-based compensation and note discount charges earlier described.  A net loss of $232,434 was realized for the three month period ended September 30, 2014.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2015:

SUMMARY OF OPERATING RESULTS
	Nine month period ended
	September 30, 2015	September 30, 2014
Design, contract and testing revenue	$ 116,280	$ 221,117
Total operating costs and expenses	920,135	818,100
Net other income (expense)	(856,922)	(131,932)
Net loss	(1,660,777)	(728,915)
Basic and diluted loss per common share	(0.02)	(0.01)

For the nine months ending September 30, 2015 revenue was $116,280, a $104,837 decrease when compared to the same period in 2014. The majority of the revenue for this period came from billable engineering services. Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

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

Total operating costs and expense for the nine months ending September 30, 2015 and 2014 were $920,135 and $818,100, respectively.  Of the total expenses $205,074 and $216,746 were for direct research and development cost, respectively. For the nine months ended September 30, 2015, total operating expenses increased by $102,035 when compared to the same period in 2014 due to the $214,997 non-cash stock compensation charge resulting from the issuance of stock options.

Other expense for the nine month period ended September 30, 2015 was $856,922, a $724,990 increase compared to the $131,932 expensed in 2014.  The increase is attributable to the beneficial conversion charges on the convertible notes.

A net loss of $1,660,777 was realized for the nine months ended September 30, 2015, the loss being increased by the note discount charge earlier described.  A net loss of $728,915 was realized for the nine month period ended September 30, 2014.

The chart below represents a summary of our condensed consolidated balance sheets at September 30, 2015 and December 31, 2014.

SUMMARY OF BALANCE SHEET INFORMATION

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$ 46,124	$ 18,307
Total current assets	244,567	138,557
Total assets	5,352,910	5,320,524
Total liabilities	1,503,901	1,663,814
Deficit accumulated	(23,048,374)	(21,387,594)
Total stockholder’s equity	$ 3,849,008	$ 3,656,710

Cash and cash equivalents increased by $27,817 at September 30, 2015 compared to December 31, 2014. The increase in cash is due to the timing of payment of expenses, collection of accounts receivable and proceeds from borrowings. Our non-current assets decreased at September 30, 2015 due to the depreciation and amortization of long-lived assets.

Total liabilities decreased by $159,913 at September 30, 2015; the decrease was primarily due to the conversion of convertible notes payable and accrued interest into shares of restricted common stock.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer evaluated whether information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective for the nine-month period ending September 30, 2015

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the nine month period ended September 30, 2015 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the nine months ending September 30, 2015, we had negative cash flows from operating activities of $405,413. We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

On August 24, 2015, the Board of Directors approved the issuance of options to purchase 2,185,000 shares of the Company’s common stock.  Of the total issued, 1,540,000 options were issued to replace options held by directors and employees which were to expire and 225,000 options were issued to new employees.  Of the options issued, 1,100,000 have an option price of $0.15 per share, 825,000 have an option price of $0.20 per share, and 260,000 have an option price of $0.25 per share.  Options issued as replacement shall have immediate vesting.  Options which are not replacements shall vest over a two year four month period in equal installments on the last day of 2015, 2016 and 2017, respectively.  We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

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

Date:   November 16, 2015

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer