Form 10-K
period 2015-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2016-04-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of 44,550,280 shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.11), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was approximately $4,900,530.

The number of shares outstanding of the registrant’s common stock, as of April 7, 2016, was 71,627,114.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	44
Signatures		45

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

BUSINESS OVERVIEW

Flexpoint Sensor Systems, Inc. (“Flexpoint”, or “Company”), is principally engaged in designing, engineering and manufacturing bend sensor technology and products using its patented Bend Sensor® technology, (a flexible potentiometer technology). Since emerging from bankruptcy we have been making further improvements to our technologies, manufacturing and developing fully integrated devices and related products that we have been marketing and selling to a variety of companies in diverse industries. We are negotiating and signing agreements and contracts that have provided some limited revenues and have proven that our sensors are more durable, adaptable and cost effective than any other product currently on the market.  We own five patents, including patents on specific devices that use the Bend Sensor® and have exclusive rights through licensing agreements to other patents and devices. We are continuing to develop and enhance our intellectual properties that will result in additional patents being filed. The Company currently manufactures, and has jointly developed, eighteen products that are being sold and supplied to current customers and we continue to receive orders for custom prototype sensors as well as our standard sensors. Our sales and marketing efforts have been targeted toward the development of new relationships with clients while maintaining and strengthening relationships already developed with several Tier 1 (major) suppliers in the automotive industry.  We have built and shipped orders to a number of these companies to enable them to test the utilization of our sensors into their existing and developing product lines.  In the coming year we plan to focus our marketing efforts on a number of larger domestic and international companies that have applications which have the potential to greatly increase the volume of sensors we are currently manufacturing.

The Company recently announced achievements made in 2015 which have positioned the Company for a remarkable year in 2016.

In 2015, the Company expanded relationships, receiving several orders from repeat and new customers from around the world and across industries, including medical, such as gloves used in rehabilitation, commercial transportation including seat sensors for buses and cabs, and wearable/gloves for industrial uses; entities that have positioned themselves as pioneers and leaders in the fast emerging IoT (Internet of Things) and IIoT, (Industrial Internet of Things) markets. Customers range from universities and medical companies to those in the virtual gaming, virtual reality and music arenas.

Some accomplishments and notable companies Flexpoint developed relationships with in 2015 included:

*

Flexpoint's technology was honored for innovation at CES 2015 (Consumer Electronics Show) through their sensors being used in a consumer wearable

*

Multiple US and European based virtual reality and virtual gaming companies, one of which was Virtual Motion Labs (VML). VML wearable data gloves are used for virtual reality, motion capture, animation applications, robotics, and rehabilitation, as well as many other uses

*

American Fortune 500 multi-national toy manufacturing company

*

mi.mu, a recent award winner at the Microsoft Wearable IT Fashion Tech Awards in Berlin, and comprises of musicians, artists, scientists and technologists. Their wearable glove allows for an interactive and flexible approach to the control and composition of music and visuals

*

American, multi-national supply chain solutions company

*

North American Fortune 100 auto manufacturer, with whom Flexpoint executed an advanced stage turnkey design/development agreement

*

International wearable (glove based) companies and organizations from Germany, Italy and Korea. These consist of multiple industrial application developers (Germany), and in Italy and Korea (Neofect) medical application developers

Some of Flexpoint's technological advances included:

*

Redesigned the original PCB (printed circuit board) for the Mettis Trainer shoe insert.

*

Updated its corporate website

*

Released a new USB Bend Sensor® Kit which enables engineers and product developers to integrate the Flexpoint Bend Sensor® into their products within minutes.

Since appointing Paul Sexauer as VP of Sales and Marketing in July of 2015, the Company has streamlined its efforts to work directly with customers, expand sales pipelines and finalize deals. The Company has also successfully upgraded and implemented a commercial grade sales force automation and CRM application; further enhancing its ability to scale.

The Company's redirected efforts will result in Flexpoint expecting to complete the following in the first half of 2016:

*

Enter production under long-term purchase orders with products for multiple companies within the toy industry

*

Further larger scale purchase orders with various Flexpoint wearables and other glove products customers

*

Finalize long-term, multi-year production specifics with automobile manufacturer

*

Establish reselling and product development contract with a major, tier 1 auto and truck parts manufacturer

*

Completion of work to begin commercialization for Haemoband's colonoscope utilizing Flexpoint's sensor and electronic system

*

Begin development of an IIot sensor application with a specialty power plant equipment manufacturer

*

Anticipate purchase orders from other medical device companies

*

Achievement of Cash Flow neutrality

In the second half of the year, among other things, Flexpoint expects to accomplish:

*

Commercialization of Haemoband's colonoscope

*

Continued fulfillment of large scale production orders of sensor products to glove and toy manufacturers

*

Development of new channel relationships with global sensor manufacturers/resellers

*

Establish strategic relationships with IoT/IIoT software framework vendors

*

Achieve positive cash flow

*

Introduction of new products

Flexpoint began the year by attending and having its patented Bend Sensor Technology featured as an Honoree for the Innovation Award with Mettis Trainer® in the Fitness, Sports and Biotech category at the at 2016 CES.

In addition to the sale of our products and engineering and design services we also may consider generating revenues through licensing our unique technology for field of use or territory. We will attempt to negotiate each license agreement to contain a provision for either first right of refusal to manufacture, or royalty provisions for specific products or applications. During the past year we have continued to concentrate our marketing efforts on sensors and electronics which we consider to be quick to market production orders, and on engineering services that have generated limited, but immediate, revenues that have provided cash flow and name recognition. We have also continued our marketing efforts in the automotive industry. Due to the size and the numerous regulations inherent in the automotive industry, it requires a significantly longer time to develop and acquire approvals for new technologies.  However, as there are high volumes associated within the automotive industry, we anticipate that this industry will potentially generate significant long term revenue streams.

We continue to work with various Tier 1 automotive suppliers on a variety of products that are in various stages of development and implementation. Both the medical and automotive industries have undergone significant changes over the past several years. This changing environment has created delays in the implementation of the automotive and medical devices and therefore, over the past three years, we have focused our limited resources and marketing efforts on sensors and products that in the aggregate will generate a smaller dollar volume than those anticipated from our medical or automotive devices, but have a quicker pathway to market and have generated needed limited, but immediate, cash flow while providing additional name and product recognition that we believe will provide long term benefits. Based upon the current interest in our sensors from both the automotive and medical industries, we anticipate that over the next twelve months we will begin producing larger repeatable volumes of sensors and devices in these focus industries.

PRINCIPAL PRODUCTS

Bend Sensor ® Technology

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

A typical potentiometer functions through the means of metal contacts swiping or rubbing across a resistive element. Our Bend Sensor® potentiometer is a single layer with no mechanical assembly which makes it more reliable and significantly smaller, lighter in weight and usually less expensive than mechanical potentiometers.  Management believes many sensor applications can be improved using our technology and that the use of our technology will result in new products and new sensor applications, including the USB Bend Sensor® kit, which has found application in a wide range of products since its introduction in 2015

We have developed the following applications and devices using the Bend Sensor® technology and are currently marketing these items:

  Automotive Products

For the past several years we have been in negotiations with several Tier 1 suppliers and OEMs and have proved the benefit and capabilities of the Bend Sensor® technology in the automotive industry for the following products:

Horn Switch

A major automobile manufacturer has partnered with Tier 1 suppliers to test our patented horn switch to replace their existing technology. This latest phase of testing began in October 2013 and included installation of our horn switch into multiple cars which were then driven by various executives, decision makers and engineers of the company. The advantages of the Bend Sensor® switch are that, with the associated electronics, it is a "drop in" item that can immediately go into existing vehicle platforms. Because the Bend Sensor® switch and the associated electronics have very few moving parts, our switch will help eliminate the squeaks, rattles and other noise associated with the existing technology in use. Additionally, because the Bend Sensor® has few moving parts, it can withstand a higher number of actuations without replacement.

In July 2014 we announced the completion of this hands-on vehicle testing.  The driving tests included a 150,000 mile driving test in which the system functioned under actual driving conditions.  The system functioned properly and there were no issues.

The Company anticipates that once the manufacturer implements the initial horn switch and the first units are integrated into existing production the project will be expanded to incorporate additional switches on the horn pad of multiple vehicle platforms. The automobile manufacturer is also evaluating the use of the Bend Sensor® as a switch to open rear doors of SUV's and as a seat belt reminder (SBR).

The Company recently announced the achievement of a milestone related to this automotive market, having executed an advanced stage turnkey design and development agreement.  The project is progressing and scheduled to be completed by the end of the second quarter of this year.  Once completed, this pro-production design/development agreement clears the way for wide-spread adoption and production deployment to begin.

Seat Belt Reminder

While working with various Tier 1 automotive suppliers we developed and tested a seat belt reminder (SBR) sensor that alerts the occupant of an automobile to fasten his/her seatbelt.  We are currently working with multiple manufacturers to potentially replace existing devices in the marketplace with a system we believe is superior in performance with the advantage of a lower price point.

Using the same concept, this product is currently being considered as a safety device, similar to the emergency vehicle application discussed below, to be used in school buses. A bus driver could immediately be alerted should any of the passengers be in an unsafe position prior to entering traffic. The Bend Sensor® not only detects occupancy of a seat, but also has the capability of recording and logging the frequency of use over time.   This feature would enable transportation companies to use this recorded information to determine the most optimum usage of their capital equipment to maximize return on their investments. There have been some legislative debates over whether a bus, and school busses in particular, should provide seatbelts for all of the passengers. Coupled with Intertek's Protek Passenger Awareness System, our SBR could be easily implemented to fulfill requirements of such legislation.

Braking Systems

HTK Engineering, LLC continues to market their safety mechanism specifically designed for garbage trucks and other large commercial vehicles. Most commercial vehicles have an "air braking system" which can lose pressure and disengage the brakes while the vehicle is still running. Our Bend Sensor® technology is the key component of the HTK system which provides a backup braking system, preventing the vehicle from inadvertently rolling into people, buildings or other vehicles. Part of HTK's marketing effort has been to involve insurance companies who have paid claims related to the initial brake failure. Because the HTK system is easily installed and is adaptable to most vehicles, insurance companies have indicated they would provide a reduction in premiums should their customers install the HTK system. There are over 179,000 garbage and recycling trucks in use in the United States. HTK is also pursuing opportunities for the system throughout Europe and Asia.

The Company recently announced it would partner with HTK on the go-to-market strategy development and sales execution of the “Brake Alert” technology.  HTK recently received full patent approval from the US Patent Office for its promising anti-rollaway system that incorporates the Bend Sensor®.  The Company also announced that it will join with HTK in attending two major work truck trade shows to highlight the anti-rollaway “Brake Alert” system and anticipate that exposure of the system will lay the foundation for rapid market adoption of the product.

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

Toys

We recently announced successful progress with a major global toy manufacture as is rapidly approaches full-scale production of products utilizing the Bend Sensor®.  Production of these toys is being done in coordination with a multi-national supply chain solutions company that offers design, manufacturing, distribution and aftermarket services to original equipment manufacturers.

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

With the success and acceptance of the comfort seat the Company has received additional inquiries regarding the feasibility and implementation of the technology for commercial vehicles and buses.

Disposable Colonoscope

We have partnered with Haemoband Surgical Ltd. and have satisfactorily completed initial testing for their disposable colonoscope device, which uses our Bend Sensor® technology to monitor the device's position while the procedure is conducted on the patient. Testing to date has demonstrated the ability of Flexpoint's sensor to graphically display the shape of the colonoscope and to accurately detect any looping of the scope. With more accurate readings on the position of the device, doctors can minimize complications that can arise from the colonoscope coiling, and can reduce the time required to perform the procedure. With the Bend Sensor® the current monitoring equipment can graphically display the position and formation of the colonoscope.

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

Because of the large demand, and the fact that this is a disposable device, it is anticipated that we could begin producing sensors for this device in the millions of sensors annually as acceptance and incorporation of the sensors occurs. Growth in the medical sensors industry has been robust in recent years, and is expected to reach $12.4 billion by 2016, according to one report.  Pressure and flow sensors are singled out for particularly strong growth--which are two of Flexpoint's main competencies. With its Haemoband partnership, Flexpoint gains entry into an industry that will likely factor prominently in its future growth.

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

Flow Control Applications

Our flexible sensor has proven to be an extremely robust and durable flow control switch. The Bend Sensor® product allows for the measurement of liquid and air flow, and has been tested to over 35 million cycles without failure. The Company is currently working with a global leader in cleaning, sanitizing, food safety products who have been testing the Bend Sensor® as a measuring and dispensing device for their harsh chemical products.  When the Bend Sensor® device is placed in a flow stream, it can measure if flow is occurring, or it can measure the amount of flow that is occurring. The fact that our design incorporates a single layer flexible device allows it to effectively operate in many harsh environments. While other technologies are affected by dirt, dust, and liquids, the Bend Sensor® product is able to reliably operate in those environments.  An international supplier of integrated tinting solutions is interested in a similar dispensing system for its paint manufacturers, retail chains and plastic producers. We continue to receive inquiries from a variety of industries for flow applications.

Medical Bed

Through a joint development agreement with R&D Products, the Company developed and produced 20 prototype medical beds that assist in the management of bed sores. Using the Bend Sensor® technology and accompanying electronics the bed is able to determine the position and movement of the person in the bed. The bed has the ability to roll a patient left or right to relieve pressure areas as well as to facilitate dressing changes. Needed adjustments can be made through relieving pressure areas to meet the required standards of care and patient comfort. The medical application for the bed was originally scheduled to launch in mid to late 2009. However, due to management changes and an acquisition, the project has been delayed.

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

Wearables

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

In the rapidly growing and emerging Wearables space, Flexpoint has also recently received additional purchase orders from multiple glove manufacturers across various market sub-segments including medical, toys, gaming and virtual reality.  The “speed to market” commercialization plans of these companies are driving this increased order volume.  Flexpoint is aggressively going after this evolving market, and expects this pattern to continue and dramatically increase in 2016.  In aggregate, Bend Sensor® 2016 wearables order volumes are expected to number in the tens of thousands for the year.  The wearables market segment is clearly one where our technology is easily adapted and truly illustrates our technological differentiation.  Flexpoint’s willingness and ability to customize sensors for these innovative companies and deliver them at a competitive price point allows us to deliver real value to our customers.

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

The electronics include miniaturized printed circuit boards, a wireless communication system, blue tooth technologies, wireless rechargeable batteries and "smart phone" interface. Although the original device was developed to be used in running shoes, the Company has incorporated the shoe technology into a golf training tool that will include golf clubs fitted with our sensors. According to one report the estimated equipment and apparel market for golf alone netted $5.1 billion in sales in the U.S., followed by Japan at $3.7 billion (Golf News January 24, 2014; U.S./Japan World Golf Market).

In December 2014 we announced the launch, in conjunction with Bend Tech L.L.C., of a shoe insole system, the Mettis Trainer.  We expect to have the product available for delivery in the second quarter of 2016.  Bend Tech is beginning to finalize partnerships with larger companies already involved in the athletic shoe industry for distribution.

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

•

video gaming devices; and

•

other sports applications:

The Company has developed several sports-related products featuring the Company's patented Bend Sensor® technology. The products currently include the use of sensor technology for bowling and golf shoes. The products will be used to help measure and improve an individual's performance. Among other things the shoes will measure distribution of weight and weight transfer during the monitored event and present a recorded image of the individual's performance for evaluation.  The products are currently being demonstrated to major equipment manufacturers and distributors and the Company anticipates they could be easily brought to market through sports related OEM's.

We intend to further identify applications of our technology in numerous fields and industries.  A core marketing strategy is to seek applications of our technology for products used by customers that emphasize functionality, reliability, quality, and user convenience.

BUSINESS STRATEGY

Due to the many potential applications of our technology and our limited financial and other resources, management made the decision to focus our marketing efforts on a few products that can be brought to market quickly, will provide maximum exposure for the technology and will generate additional orders for products from a growing customer base. This has required us to coordinate our product design, manufacturing, distribution and service strategies in a long-term business model, while still generating short term revenues. Another strategic marketing strategy has been to develop a standard line of sensor products with corresponding hardware, electronics and software to facilitate ease of implementation of our technology into a customer's existing system.

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

As announced in January of 2016, it is expected that the Company’s redirected marketing efforts will result in the completion of the following in the first half of 2016:

-

Enter production under long-term purchase orders with products for multiple companies within the toy industry

-

Further larger scale purchase orders with various Flexpoint wearables and other glove product customers

-

Finalize long-term, multi-year production specifics with automobile manufacturer

-

Establish reselling and product development contract with a major, tier 1 auto and truck parts manufacturer

-

Completion of work to begin commercialization for Haemoband's colonoscope utilizing Flexpoint's sensor and electronic system

-

Begin development of an IIoT sensor application with a specialty power plant equipment manufacturer

-

Anticipate purchase orders from other medical device companies

-

Achievement of Cash Flow neutrality

In the second half of the year, among other things, the Company expects to accomplish:

-

Commercialization of Haemoband’s colonoscope

-

Continued fulfillment of large scale production orders of sensor products to glove and toy manufacturers

-

Development of new channel relationships with global sensor manufacturers/resellers

-

Establish strategic relationships with IoT/IIoT software framework vendors

-

Achieve positive cash flow

-

Introduction of new products

MARKETING AND SALES

Through aggressive marketing efforts, the Company has expanded their exposure in the automotive industry.  This has created new opportunities for our existing automotive lines of products. Most of our marketing efforts to date have been to offer our automotive products primarily to original equipment manufacturers (“OEM’s”), either directly or through Tier 1 suppliers, or through collaborative efforts with other specialized suppliers. Other products are being marketed directly to manufacturers or distributors. Our primary marketing objectives are to continue to generate demand for our products, enhance name and product recognition and support OEM’s and manufactures. As we gain success in branding our name and product recognition we believe the successful use of our products by OEM’s and Tier 1 suppliers will generate additional demand for higher quantity orders of our existing products. We also anticipate that the success of our existing products will allow us to successfully introduce new products and applications to the market.

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

In July 2015 we hired Paul Sexauer as Vice-President of Sales and Marketing.  His principal responsibilities are to expand the relationships already established by the Company and to research and identify new companies and markets whose products will benefit from the utilization of the Bend Sensor® technology.

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

MANUFACTURING AND DISTRIBUTION

Automobile manufacturers, Tier 1suppliers and many international companies require all parts to be manufactured in ISO/TS-16949 certified facilities. IS0/TS-16949 is a Quality Management System that contains the particular requirements for the application of ISO 9001:2000 for automotive production and relevant service part organization.  TS-16949 is based on ISO requirements 9001:2000, but contains additional requirements that are specific to the automotive industry.  These additions are considered automotive “interpretations” by the ISO community of accreditation bodies and registrars. TS-16949 is a common supplier quality standard for Fiat Chrysler Automobiles, Ford Motor Company and General Motors Corporation. TS-16949 applies to suppliers of production materials, production and service parts, heat treating, painting and plating and other finishing services. It does not, therefore, apply to all suppliers of the major automotive companies.

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

STATUS OF PUBLICALLY ANNOUNCED NEW PRODUCTS AND SERVICES

We have continued to mature from a research and development company into a manufacturing and production company and continue to expand our product line. From 2008 and through 2015 we improved and enhanced the design of products in the automotive, medical, shoe and industrial industries and have cultivated relationships with a limited customer base within these industries. We have designed, manufactured and built various testing prototypes and advanced our overall relationships which we believe will be advantageous and will generate significant revenues in the near future. We have filed patent continuations noting the enhancements and improvements developed over the past several years which could prolong the protection under this and our other patents. We are also reviewing the option of filing additional patents on specific applications and devices that use our Bend Sensor® technology.

During 2013 we received a purchase order from a major Tier 1 supplier in conjunction with a Fortune 100 auto maker for completion of horn switch systems to be installed in a limited number of automobiles to be used in vehicle testing. The testing began in October 2013 and the purpose of the tests was to collect additional data and give designers and engineers within the automaker an opportunity to experience the system in an automobile in actual usage situations. This has allowed them a "hands on" experience with the technology prior to their designating the system for incorporation into future vehicle programs.

In July 2014 we announced the completion of this hands-on vehicle testing.  The driving tests included a 150,000 mile driving test in which the system must function under actual driving conditions.  The system functioned properly and there were no issues. Since that time the manufacturer has changed their approval criterion which has led to the Company receiving an additional purchase order to modify the design and complete the testing and production of documentation for the revised design criteria. Once the horn switch has been incorporated into a specific platform, we will work to get the models identified and have it pulled forward for a drop-in application so that the field testing and verification can be completed.

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

We continue our relationship with InterTek Industrial Corporation, a leading supplier of quality seatbelt systems and safety devices to the emergency vehicle market. Their award winning ProTek Passenger Awareness System uses our Bend Sensor® technology to enhance the safety of passengers and personnel in emergency vehicles. InterTek continues to issue purchase orders ranging from fifty to 100 fully integrated units every six to eight months. The National Fire Protection Association specification that requires a system such as this has been adopted and was expected to go into effect during 2014. Sales through InterTek are expected to continue at present rates until the legislation requiring safety systems such as the ProTek system goes into effect.  Because the system designed and produced by Flexpoint and InterTek meets or exceeds all of the standards of the legislation, we believe that sales will increase in future years. Since the ProTek system is currently in production and has been tested and proven, it is expected Intertek will be the first to market with an acceptable system and therefore we estimate their revenues to increase over the next three years. We have also received inquiries regarding similar systems for other emergency vehicles as well as school buses.

Because of the previous success of the Bend Sensor® technology in medical devices, Haemoband Surgical, an Ireland based company, contracted Flexpoint to develop a sensor to be used by a doctor as they perform a colonoscopy procedure. During 2013, we completed the first two phases of the project and received milestone payments for each phase of the development. In the last quarter of 2014 we provided Haemoband with the units needed to begin their clinical trials.  The next phase will be the successful completion of the medical trials and gathering the information necessary for completion of the required governmental certifications. Haemoband Surgical has years of experience in medical markets.  They were the first to launch an automatic multi-action, pre-loaded disposable ligator worldwide. Haemoband Surgical works to the highest levels of quality possible and has achieved many quality certifications.  It is anticipated that, upon completion of the clinical trials and certification of the product, we will enter into a long term Manufacturing and Supply agreement with Haemoband.

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

In December 2014 we announced the launch, in conjunction with Bend Tech L.L.C., of the Mettis Trainer, a shoe insole system.  We expect to have the product available for delivery in 2016.  Bend Tech is beginning to finalize partnerships with larger companies already involved in the athletic shoe industry for distribution.

COMPETITION

The sensor business is highly competitive and competition is expected to continue to increase.  We will compete directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market.  We do not yet have an established long term customer base that orders products on a constant basis and we will encounter a high degree of competition as we develop a larger customer base.

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

In the medical electronics field, our competitors are the potentiometer manufacturers.  In the auto seat field our competitors are the numerous capacitive, piezo, infrared, force sensor resister and ultrasonic sensor manufacturers.  Such competitors may use their economic strength and relationships to influence the market to continue to buy their existing products.  One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with our products.  New competitors may emerge and may develop products and capabilities which compete directly with our products. No assurance can be given that we will be successful in competing in the industries identified or in other industries that would benefit from our Bend Sensor® technology.

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

MAJOR CUSTOMERS

Currently, we have a limited customer base and historically revenues have not been sufficient to support our current operations. For the year ending 2015, two customers (Haemoband Surgical and Bend Tech LLC) represented about 40% of the Company’s revenue. This high concentration was primarily related to engineering and design work in the automotive and medical industries. The Company does not have any backlog of production of our Bend Sensor® products. Because our technology uses raw materials that are readily available throughout the world, we have never had an environmental complaint or issue.

RESEARCH AND DEVELOPMENT

Although we hold the patent to the basic Bend Sensor® technology, as well as other applications, there will be other competitors working to develop competing technologies.  To stay on the forefront of the technology, and to serve the needs of the customer, we will need to aggressively pursue improvements to existing systems and develop new systems as well.  For the year ended December 31, 2015 we spent $279,138 in research and development, primarily enhancing specific applications for the automotive, medical and sports industries with our Bend Sensor® technology, and testing Bend Sensor® applications for and in new products.  This compares to $273,191 spent on research and development for the year ended December 31, 2014 related to development engineering for new product development resulting in potential of new patents and testing of products for marketable applications.

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

EMPLOYEES

As of the date of this filing we have 5 full time employees and employ 3 to 5 sub-contractors and multiple consultants. Until we are under full production with some of our products we will continue to use sub-contractors and consultants which helps to keep our overall labor cost to a minimum. Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Factors Affecting Future Performance

We have a history of losses and may never become profitable.

We are currently unable to fund our day-to-day operations from revenues and the limited revenues have impeded our continued growth and have caused delays in our business development.  We have generated operating capital from private placements and the use of convertible notes that have helped fund our operations in the past.  For 2015, we used $576,927 more funds than were generated from operating activities and, as of the date of this filing, we are unsure that total revenues in 2016 will be sufficient to support our planned manufacturing operations, pay off existing debt and fund all of our research and development. In addition, with the economic uncertainties we have had to further expand our business activities to include additional markets; therefore, we anticipate needing to raise an additional $750,000 to $1 million in funding. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the Company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

ITEM 2.   PROPERTIES

We currently occupy approximately 11,639 square feet of office and manufacturing space from American Covers, Inc., (d/b/a “HandStands”). In 2014 the Company extended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the terms of a three year lease extension effective January 1, 2015, the monthly rent remained at $8,950 per month for 2015 and will increase thereafter to $9,300 per month for 2016 and $9,600 per month for 2017.  The lease may be terminated by either party with a 90 day written notice period.  The building is located in a business park in Draper, Utah consisting primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this filing.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the Financial Industry Regulatory Authority (“FINRA”) OTC Bulletin Board under the symbol “FLXT.”  The following table lists the range for the high and low trading prices of our common stock for each quarter for the years ended December 31, 2015 and 2014, respectively, as reported by the OTC Bulletin Board.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2015		2014
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 0.35 0.25 0.14 0.15	$ 0.13 0.11 0.08 0.07	$ 0.06 0.04 0.10 0.27	$ 0.03 0.03 0.02 0.09

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

HOLDERS

As of April 7, 2016, we had 472 stockholders of record of our common stock, which does not include “street accounts” of securities brokers.

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

On August 24, 2015, the Board of Directors approved the issuance of options to purchase 2,185,000 shares of the Company’s common stock.  Of the total issued, 1,540,000 options were issued to replace options held by directors and employees which were to expire and 225,000 options were issued to new employees.  Of the options issued, 640,000 have an option price of $0.14 per share, 900,000 have an option price of $0.15 per share, 595,000 have an option price of $0.20 per share, and 50,000 have an option price of $0.25 per share. Options issued as replacement shall have immediate vesting terms. Options which are not replacements shall vest over a two year four month period in equal installments on the last day of 2015, 2016 and 2017, respectively.

On October 15, 2015, the Board of Directors authorized the conversion of $90,000 of debt into an aggregate of 1,000,000 shares of its restricted common stock.  The debt related to investor and public relations services provided the Company.

On October 20, 2015, the Board of Directors approved the conversion of $240,000 of debt into an aggregate of 2,400,000 shares of its restricted common stock.  The debt related to investor and public relations services provided the Company.

On November 5, 2015, the Board of Directors authorized the conversion of $150,000 of convertible notes into an aggregate of 3,000,000 shares of its restricted common stock.

On November 20, 2015, the Board of Directors approved the conversion of $160,000 of convertible notes into an aggregate of 3,200,000 shares of its restricted common stock.

On December 3, 2015, the Board of Directors authorized the conversion of $160,000 in convertible notes into an aggregate of 3,200,000 shares of its restricted common stock.

In each of the above reference transactions the Company relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

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

While all sectors of the economy have experienced difficult times since the recent recession, many, including the automotive industry, have seen a turn-around in overall sales. Worldwide automakers are faced with the challenge of providing a safer, more energy efficient, longer lasting product that consumers can afford. This has required automakers to search new and innovative ways to lower the overall weight of the vehicle and to improve its fuel efficiencies, while lowering the cost. We continue to experience an increased interest regarding automotive and other potential applications for our sensor technology because they meet this criterion. With its versatility, light weight, single layer construction and the fact that it is currently being used in various safety devices the Bend Sensor® is positioned well to meet the challenges that the automobile industry is facing.

LIQUIDITY AND CAPITAL RESOURCES

Currently our revenue is primarily from design contract, testing and limited production services for prototypes and samples, and is not to a level to support our operations.  However, we believe based upon current orders and projected orders over the next twelve months that we could be producing sensors under long-term contracts that will help support our existing operations and potential future grow. Management recognizes such contracts usually go through a long negotiation process and there can be no guarantee that we will be successful in our negotiations or that such contracts will be sufficient to support our current operations in the near future.

Since emerging from bankruptcy and for the past twelve months we have relied on the proceeds of convertible loans from existing shareholders and private placements of our common stock.

During 2015 and 2014, the Company secured financing to fund its operations by issuing additional convertible notes to Capital Communications LLC and Liberty Partners, the balances of which were $808,457 and $1,005,000 as of December 31, 2015 and 2014, respectively. The notes have an annual interest rate of 10%, have various maturity dates, and are secured by the Company’s business assets.

Management believes that our current cash burn rate is approximately $60,000 per month and that proceeds from additional convertible notes and estimated revenues for engineering design and prototype products will be sufficient to fund the next twelve months of operations.  Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our current purchase orders and anticipated purchase orders over the next twelve months our projected revenues by the end of 2016 should be sufficient to cover our projected operations based on our current burn rate. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will meet the volumes that we anticipate.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2015 consist of total current liabilities of $621,108, which includes $808,457 in convertible notes, net of discounts of $763,352, from existing shareholders and lines of credit. On January 12, 2015, the Board of Directors approved the conversion of $165,000 in convertible notes held by Capital Communications LLC, plus $33,023 in interest accrued and unpaid, to 2,800,000 shares of restricted common stock at an average conversion price of $0.07 per share.  Our long term lease of our manufacturing facility was extended effective January 1, 2015 to expire December 31, 2017.  Minimum lease payments for the term of the extension are $226,800.

Our total current liabilities include accounts payable of $160,437 related to normal operating expenses, including health insurance, utilities, production supplies, legal expenses and travel expense.  In addition there is $322 in accounts payable owed to an officer of the Company.  Accrued liabilities at December 31, 2015, were $375,244 and were related to payroll tax liabilities, tax expenses, investor relations consulting, and accrued Paid Time Off, a combination vacation-sick leave policy.

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

We annually test long-lived assets for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2015 or the twelve months ended December 31, 2014. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation (formerly FASB Statement No. 123(R)), the pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2015 and 2014 we recognized $248,656 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options that will be recognized based upon the current grants issued.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its former subsidiaries, Sensitron, Inc. and Flexpoint International, LLC, and should be read in conjunction with our audited financial statements for the years ended December 31, 2015 and 2014.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS
	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
Engineering, contract and testing revenue	$ 138,347	$ 270,284
Total operating costs and expenses	(1,283,237)	(1,083,864)
Net other income (expense)	(1,437,140)	(165,735)
Net loss	(2,582,030)	(979,315)
Basic and diluted loss per common share	(0.04)	(0.02)

Our revenue for the 2015 and 2014 years was primarily from design and development engineering, prototype products and our fully integrated products. Revenue from research and development engineering and prototype product contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer. Management anticipates that revenue will increase as we continue to provide engineering services and our customers continue to order more frequently and in larger quantities.

Total operating costs and expenses increased in 2015 when compared to 2014 by $199,373. As we work to commercialize products and establish distribution channels our administrative, marketing and sales expenses have increased.  Administrative and marketing expenses increased to $896,003 for 2015 compared to $697,497 in 2014, an increase of $198,509. The cost of revenue and amortization of patents and proprietary technology expense remained relatively the same.  During the fourth quarter of 2014 our fixed assets became fully depreciated so there was no depreciation charge in 2015 and will not be until such time as we purchase any additional capital assets.

Total other income (expense) for the year ending December 31, 2015 was an expense of $1,437,140 compared to $165,735 in 2014. The 2015 expense is due to interest expense of $1,591,993 in 2015 compared to interest expense of $175,396 in 2014. Of the charges in 2015, $1,473,341 results from beneficial conversion feature discount charges related to the notes entered into during the year.  In 2015 we recognized a $316,745 gain on the conversion of debt to stock and a loss of $168,286.  In 2014 we recognized a gain on forgiveness of debt of $5,287.

As we continued to mature into a manufacturing company our engineering design and production revenues increased as a percent of our total revenue.  As we expand and sell our existing suite of products and as we grow the relationship with our customers we expect this trend to continue in the future. We are not able to guarantee that our operating losses will be reduced in the short term.

The chart below presents a summary of our consolidated balance sheets at December 31, 2015 and 2014.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended December 31, 2015	Year ended December 31, 2014
Cash and cash equivalents	$ 22,706	$ 18,307
Total current assets	220,018	138,557
Total assets	5,302,777	5,320,524

SUMMARY OF BALANCE SHEET INFORMATION - continued
	Year ended December 31, 2015	Year ended December 31, 2014
Total liabilities	621,108	1,663,814
Accumulated deficit	(23,969,627)	(21,387,594)
Total stockholder’s equity	$ 4,681,669	$ 3,656,710

Cash and cash equivalents increased by $4,399 in 2015 compared to 2014. Until such time as our revenue increases, our cash and assets will decrease as we fund our operations. As we expand our customer base and product offerings we will need to raise additional operating capital during 2016. It is expected that this will be accomplished by securing additional loans from related parties and existing shareholders, through the private placement of stock, or through the licensing of our technology. We anticipate that we will need to raise approximately $750,000 in funding to support our existing operations and our anticipated growth during 2016.

Our current assets increased to $220,018 during the year ending December 31, 2015 compared to $138,557 during the same period in 2014. This increase is primarily due to a $19,509 net increase in accounts receivable and the purchase of a $51,157 note receivable.  The increase is primarily related to our work with Bend Tech LLC.  Our non-current assets decreased at December 31, 2015 compared to 2014 due to the amortization associated with our long-lived assets. These assets include property and equipment which is now fully depreciated, patents and proprietary technology of $179,292, goodwill of $4,896,917, and a deposit of $6,550 for our leased facility.

Accrued liabilities decreased at December 31, 2015 by $193,386 when compared to December 31, 2014. The decrease is primarily due the conversion of amounts owed for investor relations services being converted to restricted common stock in October 2015. Total liabilities decreased by $1,042,709 at December 31, 2015, as a net result of the decrease in accrued liabilities and the issuance of additional convertible notes during 2015.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. and subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of

Flexpoint Sensor Systems, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 13, 2016

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$ 22,706	$ 18,307
Accounts receivable, net of allowance of $7,140 and $2,601	98,557	79,048
Notes receivable	86,806	29,313
Deposits and prepaid expenses	11,949	11,889
Total Current Assets	220,018	138,557
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $586,394 and $586,394	-	-
Patents and Proprietary Technology, net of accumulated
amortization of $793,103 and $691,714	179,292	278,500
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,302,777	$ 5,320,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 160,437	$ 189,078
Accounts payable - related party	322	712
Accrued liabilities	375,244	568,627
Convertible notes payable, net of discount of $763,352 and $139,603	45,105	865,397
Convertible notes payable to related party, net of discount of
$0 and $0	40,000	40,000
Total Liabilities	621,108	1,663,814
Commitments and contingencies	-	-
Stockholders' Equity

Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
71,627,114 shares and 53,377,114 shares issued and outstanding	71,627	53,377
Stock subscriptions payable	9,958	-
Additional paid-in capital	28,569,711	24,990,927
Accumulated deficit	(23,969,627)	(21,387,594)
Total Stockholders' Equity	4,681,669	3,656,710
Total Liabilities and Stockholders' Equity	$ 5,302,777	$ 5,320,524

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2015	2014

Engineering, Contract and Testing Revenue	$ 138,347	$ 270,284

Operating Costs and Expenses
Amortization of patents and proprietary technology	101,389	104,218
Cost of revenue	6,707	8,958
Administrative and marketing	896,003	697,497
Research and development	279,138	273,191
Total Operating Costs and Expenses	1,283,237	1,083,864

Other Income (Expense)
Interest expense	(1,591,993)	(175,396)
Interest income	6,396	4,374
Gain (Loss) on extinguishment of debt	(168,286)	5,287
Gain (loss) on stock debt exchange	316,743	-
Net Other Income (Expense)	(1,437,140)	(165,735)

Net Loss	$(2,582,030)	$ (979,315)

Basic and Diluted Loss Per Common Share	$ (0.04)	$ (0.02)

Basic and Diluted Weighted-Average
Common Shares Outstanding	60,339,443	53,377,114

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014 and 2015

	Common	Stock	Additional			Total
			Paid-in	Subscriptions	Accumulated	Stockholder
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance - December 31, 2013	53,377,114	$53,377	$24,780,927	-	$ (20,408,279)	$ 4,426,027
Discount on notes payable for difference of conversion rate & FMV	-	-	210,000	-	-	210,000
Net loss	-	-	-	-	(979,315)	(979,315)

Balance – December 31, 2014	53,377,114	53,377	24,990,927	-	(21,387,594)	3,656,710

Discount on notes payable for difference of conversion rate & FMV	-	-	2,287,505	-	-	2,287,505

Shares issued for convertible notes	14,850,000	14,850	760,223	-	-	775,073

Shares issued in settlement of accrued liabilities	3,400,000	3,400	282,400	-	-	285,800

Stock subscription payable	-	-	-	9,958	-	9,958

Stock-based employee compensation from stock options	-	-	248,656	-	-	248,656
Net loss	-	-	-	-	(2,582,030)	(2,582,030)

Balance - December 31, 2015	71,627,114	71,627	$28,569,711	9,958	$ (23,969,627)	$ 4,681,669

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$ (2,582,030)	$ (979,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	--	59,378
Bad debt expense	4,539	2,601
Stock-based compensation	248,656	--
Stock subscription for compensation	9,958	--
Amortization of patents and proprietary technology	101,389	104,218
Amortization of discount on note payable	1,473,341	75,050
Loss (Gain) on extinguishment of debt	168,286	--
Loss (Gain) on forgiveness of debt Loss (Gain) on conversion of notes payable to common stock	-- (316,743)	(5,287) --
Changes in operating assets and liabilities:
Accounts receivable	(24,048)	(75,224)
Notes receivable	--	(4,313)
Inventory	--	6,584
Deposits and prepaid expenses	(60)	(59)
Accounts payable	(28,641)	(17,778)
Accounts payable – related party	(390)	(5,344)
Accrued liabilities	368,816	361,805
Deferred revenue	--	(10,000)
Net Cash Used in Operating Activities	(576,927)	(487,684)
Cash Flows from Investing Activities:
Note receivable interest income	(6,336)	--
Payment for note receivable	(51,157)	--
Payments for patents	(2,181)	(9,230)
Net Cash Used in Investing Activities	(59,674)	(9,230)
Cash Flows from Financing Activities:
Proceeds from borrowings under note payable	51,000	--
Proceeds from borrowings under convertible note payable	590,000	480,000
Net Cash Provided by Financing Activities	641,000	480,000
Net Change in Cash and Cash Equivalents	4,399	(16,914)
Cash and Cash Equivalents at Beginning of Period	18,307	35,221
Cash and Cash Equivalents at End of Period	$ 22,706	$ 18,307
Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --
Cash paid for interest	$ --	$ --
Supplemental Disclosure on Noncash Investing and Financing Activities
Convertible notes issued in debt extinguishments	$ 1,049,824	$ --
Recognition of discounts on convertible notes payable	$ 2,287,505	$ 210,000
Common shares issued in conversion of debt	$ 775,073	$ --
Common shares issued in settlement of accrued liabilities	$ 285,800	$ --

The accompanying notes are an integral part of these consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2015 the Company continued to manufacture products and sensors on a limited basis and provide engineering and design work.

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

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. The cash and equivalents of $22,706 represent cash on deposit in various bank accounts with a local financial institution.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $7,140 and $2,601 in the years ended December 31, 2015 and 2014, respectively.  The Company reviewed accounts at year end and determined no change was required in the allowance account.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method.

Business Condition – The Company suffered losses of $2,582,030 and $979,315 and used cash in operating activities of $576,927 and $487,684 during the years ended December 31, 2015 and 2014, respectively.  At December 31, 2015, the Company had an accumulated deficit of $23,969,627. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2015 the Company raised $4,479,278 in additional capital, including accrued interest, through the issuance of long and short-term notes to related and other parties. All of the notes had an annual interest rate of 10% or 12% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $.025 to $.05 per share with maturity dates of March 31, 2016. Prior to December 31, 2014 all but $1,005,000 of the convertible notes were converted to an aggregate of 16,960,663 shares of the Company's restricted common stock at an average share price of about $.17 per share. These totals include the conversion of the Maestro Investment LLC line of credit entered into November 2, 2010 and similar debt instruments issued and their conversion over the past three years.  In November and December 2015, an additional $470,000 in convertible notes were converted into 9,400,000 shares of the Company’s restricted common stock at a conversion price of $0.05 per share.  In October 2015, the Company issued 3,400,000 shares of its restricted common stock to extinguish $330,000 of accrued liabilities arising from investor relations services at an average price of $0.084 per share.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the year ended December 31, 2015.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the year ended December 31, 2015.

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

Revenue Recognition – Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided or goods delivered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue from the sale of products is recorded at the time of shipment to the customers.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contracts are met and then recognized as licensing royalty revenue over the remaining term of the contracts.  The Company does not provide extended warranties or guarantees on its products.

Stock-Based Compensation – In September 2009, the Financial Accounting Standards Board (FASB) issued ASC Topic 718, Stock Compensation.  Under the new pronouncement the Company is required to recognize the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.   Under ASC 718, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period.   For the years ended December 31, 2015 and 2014, the Company recognized expense for stock-based compensation under ASC 718 of $248,656 and $0, respectively.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2015 and 2014, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 16,165,502 and 21,074,080, respectively, of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations and Credit Risk - The Company has major customers who represents a significant portion of revenue, accounts receivable and notes receivable. During the year ended December 31, 2015, one customer represented 38.8% of sales, 79.3% of accounts receivable, and 100% of notes receivable at December 31, 2015. During the year ended December 31, 2014, one customer represented 10.5% of sales, 35.0% of accounts receivable, and 100% of notes receivable. The Company has a strong relationship with this customer and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies. The Company has the option, under one of the notes receivable, to convert the principal and interest into equity of the customer. During the year ended December 31, 2014, another customer represented 32.0% of sales and 53.0% of accounts receivable.

Recent Accounting Pronouncements  –

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842).  The new standard requires lease recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments.  It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.  Finally, it requires classification of all cash payments within operating activities in the statement of cash flows.  It is effective for fiscal years commencing after December 31, 2018 and early adoption is permitted.  The Company does not believe that the guidance in this ASU will have a material impact on our consolidated financial statements and related disclosures.

In November 2015, the Financial Accounting Standards Board issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The amended guidance on income taxes simplifies the classification of deferred income tax liabilities and assets in a classified statement of financial position.  The amendment requires entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a concurrent amount.  The amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and may be early adopted on a prospective basis or on a retrospective basis to all periods presented. The Company does not believe that the guidance in this ASU will have a material impact on our consolidated financial statements and related disclosures.

In September 2015, the Financial Accounting Standards Board issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminates the requirement to retrospectively account for those adjustments. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pronouncements that alter previous GAAP and does not believe that any new or modified principles will have a material impact on the company’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration.

NOTE 2 – NOTES RECEIVABLE

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

NOTE 3 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $-0- and $59,378 for the years ended December 31, 2015 and 2014, respectively and is included in the administrative and marketing expense on the statement of operations.   No impairment was recognized during the twelve months ended December 31, 2015. Property and equipment at December 31, 2015 and 2014 consisted of the following:

Property and Equipment
December 31,	2015	2014

Machinery and equipment	$ 532,053	$ 532,053
Office equipment	40,455	40,455
Furniture and fixtures	13,470	13,470
Software	416	416

Total Property and Equipment	586,394	586,394

Less: Accumulated depreciation	(586,394)	(586,394)

Net Property and Equipment	$ -0-	$ -0-

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2015 and 2014 were as follows:

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 173,313	$ 134,153	$ 39,160
Proprietary Technology	799,082	658,950	140,132
Total Amortizing Asset	$ 972,395	$ 793,103	$ 179,292

December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 171,132	$ 114,364	$ 56,768
Proprietary Technology	799,082	577,350	221,732
Total Amortizing Asset	$ 970,214	$ 691,714	$ 278,500

Patent amortization was $19,789 and $17,386 for the year ended December 31, 2015 and 2014, respectively. Amortization related to proprietary technology was $81,600 and $86,833 for the years ended December 31, 2015 and 2014.  Patent and proprietary technology amortization is charged to operations.

Estimated aggregate amortization expense for each of the next four years is $80,281 in 2016, $45,798 in 2017, $30,290 in 2018, and $23,175 thereafter.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2015 and 2014 respectively.  The components of the net deferred tax asset as of December 31, 2015 and 2014, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2015	2014
Operating loss carry forwards	$ 8,575,001	$ 7,824,196
Property and equipment	49,702	10,160
Patents and proprietary technology	143,146	73,222
Stock-based compensation	731,677	634,701
Total Deferred Tax Assets	$ 9,499,526	$ 8,542,279
Valuation allowance	(9,499,526)	(8,542,279)
Net Deferred Tax Asset	$ --	$ --

Federal and state net operating loss carry forwards at December 31, 2015 and 2014 were $22,850,867 and $20,798,174, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards begin to expire in 2020.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2015 and 2014, respectively:

For the Years Ended December 31,	2015	2014
Tax at statutory rate (34%)	$ (877,090)	$ (332,968)
Non-deductible expenses	511	1,302
Other	4,539	91,247
Change in valuation allowance	957,247	272,735
State tax benefit, net of federal tax effect	(85,207)	(32,316)
Provision for Income Taxes	$ --	$ --

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2015, and 2014, the Company did not recognized any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance sheet at December 31, 2015 and 2014 relating to unrecognized benefits.

The tax years 2015, 2014, 2013 and 2012 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable

During 2014, the Company secured additional financing to cover its ongoing operations in the amount of $480,000 by issuing various convertible notes to one of the third parties who had provided financing prior to 2014, Capital Communications, LLC. The notes matured in 2014, bore an annual interest rate of 10%, with a 15% default rate, and were secured by the Company’s business assets, with a conversion feature for restricted common shares ranging from $.02 to $.08 per share. These notes had a balance of $1,005,000, beneficial conversion discounts of $210,000 (against which $75,050 in amortization expense was recorded - leaving a discount balance of $139,603), and had accrued interest balances totaling $123,273 at December 31, 2014.

During 2015, the Company secured additional financing to cover its ongoing operations in the amount of $590,000 by issuing various convertible notes bearing 10% annual interest (15% default interest), secured by business assets and carrying exercise prices ranging between $0.025 and $0.07 per share. Additionally during 2015, the Company issued $51,000 for a non-convertible note payable bearing 10% annual interest (15% default interest) and secured by the $51,157 note receivable held by the Company (see Note 2). During 2015, all of these notes (both convertible and non-convertible issued in 2014 and 2015) and accrued interest were either converted into common stock or extinguished and consolidated into two remaining convertible notes payable to two investors in principal amounts of $684,660 and $123,797 (with respective maturity dates of December 31, 2016 and November 30, 2016). Both notes are convertible at $0.05 per share, bear 10% annual interest rates (15% default interest) and are secured by business assets. The Company recorded gains and losses as a result of these transactions, comprising part of the gain (loss) on extinguishment and stock-debt exchange on the income statement.

At December 31, 2015, the Convertible Notes Payable principal is $808,455, the unamortized discount is $763,352 and interest accrued and unpaid is $23,826.  The Company recorded interest expense of $2,287,505 during the year ended December 31, 2015 as it amortized the discount charges generated by the issuance of convertible notes payable.

Notes Payable – Third Parties

On April 1, 2015, the Company entered into a non-convertible note payable with Capital Communications, LLC for $51,000. This note bears an annual interest rate of 10% annual interest (15% default interest) and is secured by the $51,157 note receivable held by the Company (see Note 5). On November 5, 2015, this note was consolidated into the convertible note with a principal balance of $684,660, as described above.

Convertible Note Payable Related Party

On August 8, 2011, the Company entered into a convertible note payable with a Company Director for $40,000. This note is due on December 31, 2015, bears an annual interest rate of 10% annual interest (15% default interest) and is secured by business equipment.

NOTE 7 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At December 31, 2015 and 2014, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized.  During the year ended December 31, 2015, there were 18,250,000 shares of common stock issued.  During the year ended December 31, 2014, no shares of common stock were issued.

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

In October 2015, the Board of Directors approved the issuance of 3,400,000 shares of restricted common stock to extinguish $330,000 in accrued liabilities arising from investor relations services, at an average price of $0.084 per share.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November and December 2015, the Board of Directors approved the conversion of $470,000 in convertible notes to 9,400,000 shares of restricted common stock.

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

NOTE 8 – STOCK OPTION PLANS

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

On August 24, 2015, the Board of Directors approved the issuance of options to purchase 2,185,000 shares of the Company’s common stock.  Of the total issued, 1,960,000 options were issued to replace options held by directors and employees which were to expire and 225,000 options were issued to new employees.  Of the options issued, 640,000 have an option price of $0.14 per share, 900,000 have an option price of $0.15 per share, 595,000 have an option price of $0.20 per share, and 50,000 have an option price of $0.25 per share.  Options issued as replacement shall have immediate vesting terms. Options which are not replacements shall vest over a two year four month period in equal installments on the last day of 2015, 2016 and 2017, respectively.  We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

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

Between August 25, 2005 and December 31, 2015, the Company granted options to employees to purchase an aggregate 3,096,000 shares of common stock at exercise prices ranging from $0.14 to $2.07 per share.  The options vest over three years and expire 10 years from the date of grant.  The Company used the following assumptions in estimating the fair value of the options granted:

•

Market value at the time of issuance – Range of $0.14 to 2.07

•

Expected term – Range of 3.7 years to 10.0 years

•

Risk-free interest rate – Range of 1.60% to 4.93%

•

Dividend yield – 0%

•

Expected volatility – 200% to 424%

•

Weighted-average fair value - $0.16 to $2.07

As of the years ended December 31, 2005 through 2015, the Company recognized a total of $2,389,784 of stock-based compensation expense, leaving $46,009 and $0 in unrecognized expense as of December 31, 2015 and 2014, respectively. There were 2,185,000 and 2,024,000 employee stock options outstanding at December 31, 2015 and 2014, respectively.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2015, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,024,000	$ 1.10	1.65	$ --
Granted	2,185,000	0.16	9.66	--
Expired	--	--	--	--
Forfeited	(2,024,000)	1.10	--	--
Outstanding at the end of Period	2,185,000	$ 0.16	9.66	$ --
Exercisable at the end of Period	1,755,000	$ 0.15	9.66	$ --

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

As of December 31, 2014, there was no unrecognized compensation cost related to employee stock options based upon the all of the grants as of December 31, 2014

NOTE 9 –COMMITMENTS AND CONTINGENCIES

The Company currently occupies a manufacturing facility in Draper, Utah. The lease on the facility expired on December 31, 2014, at which time the Company entered into a three year extension which will expire on December 31, 2017.  Either party may terminate the lease upon 90 day written notice.  Under the terms of the lease the Company paid $8,950 per month in 2015 (the same rate as in 2014), and will pay $9,300 per month in 2016 and $9,600 per month in 2017.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 11, 2008 R&D Products, LLC entered into a long-term Licensing Agreement for their bed technology with a major medical solutions provider (Licensee). The Agreement provides the Licensee the exclusive world–wide rights to R&D’s patented medical bed technology. On that same day the Company, R&D Products and the Licensee entered into a long-term joint manufacturing agreement for R&D’s medical bed technology and related products. The manufacturing agreement allows for the Company to manufacture sensors for the bed technology and related medical products through 2018 with an option to renew each year thereafter. Production schedules with specific quantities and deadlines are still being outlined. (See Note 2). At this time management is unsure the effect their litigation with R&D will have on this agreement with R&D or its Licensee.

The Company is currently evaluating actions it should take relative to the notes receivable referenced in Note 2, which are in default.

NOTE 10 – RELATED PARTY TRANSACTIONS

At December 31, 2015 and 2014, the Company had accounts payable of $322 and $712 to its Chief Executive Office for reimbursement of various operating expenses paid by him in the course of business.

NOTE 11 - SUBSEQUENT EVENTS

Promissory Notes - On January 20, 2016, the Company entered into a promissory convertible note with Capital Communications LLC for up to $300,000 which is expected to fund in tranches of $50,000 for each of the six months thereafter.  Accordingly, on January 26, 2016, February 26, 2016 and March 31, 2016, the Company received proceeds for an aggregate total of $150,000 from Capital Communications LLC. The note has an annual interest rate of 10% and is secured by the Company's business equipment. The principle amount of the note, and all accrued interest is due and payable on or before December 31, 2016 and each note has a conversion feature for restricted common shares at $0.06 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with accountants on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at that reasonable assurance level as of the end of the period December 31, 2015.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2015, our internal control over financial reporting was effective at that reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Unregistered Sales of Equity Securities

The following event occurred during the fourth quarter of 2015.  In December 2015 the Company converted aggregate debt of $800,000 for 12,800,000 shares of common stock.  On December 17, 2015 the Company issued 9,400,000 shares of common stock to three persons to convert debt of $470,000.  On December 22, 2015 the Company issued 3,400,000 shares of common stock to two persons in consideration for investor and public relations services valued at $330,000.  (See Item 5, above).

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

Name	Age	Position Held	Director Term of Office
Clark M. Mower	69	President, CEO and Director	From November 2005 until next annual meeting
John A. Sindt	71	Chairman of the Board	From November 2005 until next annual meeting
Ruland J. Gill, Jr.	70	Director	From November 2005 until next annual meeting

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

Flexpoint Sensor Systems, Inc.

106 West Business Park Drive

Draper, Utah 84020

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2015, we believe all Forms 4 were timely filed.

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

The following table shows the compensation paid to our chief executive officer, principal financial officer, and our most highly compensated executive officer for the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO, PFO and Director	2015 2014 2013	$ 72,000 $ 71,538 $ 50,938	$ 128,354 $ 0 $ 0	$ 0 $ 0 $ 0	$ 200,687 $ 71,538 $ 50,938

(1)

 Represents value of options granted computed in accordance with FASB ASC Topic 718.

On August 24, 2015 our board of directors authorized the grant of options to purchase 1,100,000 shares of common stock to our President and CEO, Clark M. Mower.  Of the options, 500,000 may be exercised at $0.15 per share and the remaining 600,000 may be exercised at $0.20 per share.  These options to purchase shares were granted in consideration for Mr. Mower accepting a voluntary salary reduction over the first six months of 2012 and, because the Company did not meet its projected revenues during the year ending December 31, 2014, Mr. Mower continued to voluntarily take a reduced salary through the end of 2015. The options were granted under the 2005 Stock Incentive Plan.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to our named executive officers as of December 31, 2015.

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exercise Date (f)
Clark M. Mower, CEO, President and Director	500,000 200,000	0 400,000	0 0	$0.15 $0.20	8/25/25 8/25/25

DIRECTOR COMPENSATION

We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2015.  This chart also includes individual compensation arrangements described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,185,000	$ 0.16	95,000
Equity compensation plans not approved by security holders	0	$ 0.00	0
Total	2,185,000	$ 0.16	95,000

2005 Stock Incentive Plan

On August 25, 2005, our Board adopted the Flexpoint Sensor Systems, Inc. 2005 Stock Incentive Plan (the “Plan”).  The purposes of the Plan was to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of our business.

The Plan became effective upon its adoption by the Board and continued in effect for a term of ten (10) years, expiring August 25, 2015. The maximum aggregate number of shares of common stock that could be sold under the Plan was 2,500,000 shares. The term of each option and its exercise price was stated in an option agreement; provided that the term does not exceed ten (10) years from the date of grant.  The plan provided that a grant of a stock option to an employee shall have an exercise price of no less than 110% of the fair market value per share on the date of grant.  As a condition of the grant, vesting or exercise of an option granted under the Plan, the participant shall be required to satisfy any applicable federal, state, local or foreign withholding tax obligations that may arise in connection with the grant, vesting or exercise of the option or the issuance of shares.

Pursuant to the Plan, on August 24, 2015 the Board approved the surrender and cancellation of 1,540,000 options granted to five officers and employees and in exchange granted options to purchase 1,960,000 to those individuals.   In addition, the Board granted options to purchase 225,000 shares to two employees.

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 71,627,114 shares of common stock outstanding as of April 7, 2016, plus an aggregate of 960,000 shares which the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
First Equity Holdings Corp. First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, Utah 84106	5,985,858 (1)	8.36

(1)

Includes 743,000 shares held by an officer of First Equity Holdings Corp.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Clark M. Mower	1,445,000 (1)	1.98
John A. Sindt	1,430,838 (2)	2.00
Ruland J. Gill, Jr	458,137 (3)	Less than 1%

Directors and officers as a group	2,589,720	3.56

(1)

Represents 745,000 shares and vested options to purchase 700,000 shares.

(2)

Represents 1,230,838 shares held by Mr. Sindt, and options to purchase 200,000 shares.

(3)

Represents 235,017 shares and options to purchase 60,000 shares held by Mr. Gill.

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

On August 24, 2015 our Board authorized the grant of options to purchase 1,100,000 shares of common stock to our President and CEO, Clark M. Mower.  Mr. Mower surrendered options to buy 900,000 shares in exchange for options to buy 1,100,000 shares granted under the 2005 Stock Incentive Plan.  Of these options, 500,000 may be exercised at $0.15 per share and the remaining 600,000 may be exercised at $0.20 per share and are valued at $121,410 and $26,980, respectively.  These options to buy were granted in consideration for Mr. Mower accepting a voluntary salary reduction over the first six months of 2012 and, because the Company did not meet its projected revenues during the year ending December 31, 2014.  Mr. Mower continued to voluntarily take a reduced salary through the end of 2015.

On August 24, 2015, John A. Sindt, the Chairman of the Board, surrendered options to buy 180,000 common shares and in exchange was granted options to buy 200,000 common shares under the 2005 Stock Incentive Plan.  The options are exercisable at $0.14 - $0.25 per share and are valued at $26,980.

On August 24, 2015, Ruland J. Gill Jr., our Director, surrendered options to buy 180,000 common shares and in exchange was granted options to buy 60,000 common shares under the 2005 Stock Incentive Plan.  The options are exercisable at $0.14 - $0.25  per share and are valued at $8,094.

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

	2015	2014
Audit fees	$ 21,000	$ 21,000
Audit-related fees	0	0
Tax rel Tax fees	$ 1,700	$ 1,700
All othe All other fees	0	0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The audited financial statements of Flexpoint Sensor Systems, Inc are included in this report under Item 8 on pages 21 to 36.

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

10.3

Addendum to Lease Agreement between Flexpoint Sensor and Handstands, dated January 1, 2015.

10.4

Form of Notice of Stock Option Grant dated August 24, 2015

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

Date: April 14, 2016

By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 14, 2016

 /s/ Clark M. Mower

Clark M. Mower

President

Chief Executive Officer

Principal Financial Officer

Director

Date:  April 14, 2016

 /s/ John A. Sindt

John A. Sindt

Chairman of the Board