Form 10-Q
period 2016-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2016-05-16
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2016

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 71,627,114 as of May 16, 2016.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2016 and	3
	December 31, 2015 (Audited)

	Condensed Consolidated Statements of Operations (Unaudited) for the Three	4
	Months Ended March 31, 2016 and 2015

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the	5
	Three Months Ended March 31, 2016 and 2015

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	17

Item 4.	Controls and Procedures	18

PART II: OTHER INFORMATION

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	20

Signatures		21

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2016, the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2015 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 14, 2016. The results of operations for the three   months ended March 31, 2016 and 2015, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$ 32,779	$ 22,706
Accounts receivable, net of allowance for bad debts of $7,140 and $7,140	111,027	98,557
Notes receivable	88,721	86,806
Deposits and prepaid expenses	9,312	11,949
Total Current Assets	241,839	220,018
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $586,394 and $586,394	-	-
Patents and Proprietary Technology, net of accumulated
amortization of $816,844 and $793,103	155,551	179,292
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,300,857	$ 5,302,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 168,429	$ 160,437
Accounts payable - related party	3,035	322
Accrued liabilities	474,318	375,244
Convertible notes payable , net of discount of $616,077 and $763,352	342,380	45,105
Convertible notes payable - related party	40,000	40,000
Total Liabilities	1,028,162	621,108

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
71,627,114 shares and 71,627,114 shares issued and outstanding	71,627	71,627
Stock subscription payable	10,958	9,958
Additional paid-in capital	28,629,112	28,569,711
Accumulated deficit	(24,439,002)	(23,969,627)
Total Stockholders' Equity	4,272,695	4,681,669
Total Liabilities and Stockholders' Equity	$ 5,300,857	$ 5,302,777

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2016	2015

Design, Contract and Testing Revenue	$35,165	$32,000

Operating Costs and Expenses
Amortization of patents and proprietary technology	23,741	25,585
Cost of revenue	1,344	2,827
Administrative and marketing expense	177,420	161,707
Research and development expense	80,059	66,420

Total Operating Costs and Expenses	282,564	256,539

Other Income and Expenses
Interest expense	(223,891)	(141,538)
Interest income	1,915	15
Gain on conversion of notes	-	55,661
Loss on extinguishment of debt	-	(168,286)

Net Other Income (Expense)	(221,976)	(254,148)

Net Loss	$(469,375)	$(478,687)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	71,627,114	57,864,114

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$ (469,375)	$ (478,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock subscription for compensation	1,000	--
Stock-based compensation expense	8,401	--
Amortization of patents and proprietary technology	23,741	25,585
Amortization of discount on note payable	198,275	110,872
Loss on extinguishment of debt	--	168,286
(Gain)/loss on conversion of notes payable to common stock	--	(55,661)
Changes in operating assets and liabilities:
Accounts receivable	(12,470)	21,120
Deposits and prepaid expenses	2,637	(15)
Accounts payable	7,992	(5,876)
Accounts payable – related parties	2,713	1,561
Accrued liabilities	99,074	83,409
Net Cash Used in Operating Activities	(138,012)	(129,406)

Cash Flows from Investing Activities:
Note receivable interest income	(1,915)	--
Net Cash Used in Investing Activities	(1,915)	--
Cash Flows from Financing Activities:
Proceeds from borrowings under convertible note payable	150,000	120,000
Net Cash Provided by Financing Activities	150,000	120,000

Net Change in Cash and Cash Equivalents	10,073	(9,406)
Cash and Cash Equivalents at Beginning of Period	22,706	18,307
Cash and Cash Equivalents at End of Period	$ 32,779	$ 8,901

Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --
Cash paid for interest	$ --	$ --
Supplemental Disclosure on Noncash Investing and Financing Activities
Common stock issued for debt conversion	$ --	$ 305,073
Convertible notes issued and debt discount relieved in debt extinguishment	$ --	$ 1,079,453
Subscription payable to employee	$ --	$ 9,958
Recognition of discounts on convertible notes payable	$ 51,000	$ 1 ,009,048

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2015 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2016. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a company engaged principally in designing, engineering, and manufacturing sensor technology products and equipment using Bend Sensors® flexible potentiometer technology. The Company suffered losses of $469,375 and $478,687 and used cash in operating activities of $138,012 and $129,406 during the three months ended March 31, 2016 and 2015, respectively. Through March 31, 2016, the Company had an accumulated deficit of $24,439,002. These matters raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $32,779 at March 31, 2016 and $22,706 at December 31, 2015 represent cash on deposit in various bank accounts with a financial institution.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided, including any shipping and handling fees, and are shown net of the allowance for bad debts. Due to the limited amount of transactions, collectability of the trade receivables is reasonably assured.  While the Company has historically experienced very minimal bad debts it felt it prudent to create an allowance for doubtful accounts to provide for any risk associated with bad debts on current receivables.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company’s analysis did not indicate any impairment of assets as of March 31, 2016.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the rights to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology rights, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of March 31, 2016.

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

Basic and Diluted Earnings (loss) Per Share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At March 31, 2016, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 21,720,103 shares of common stock.  These common stock equivalents were not included in the computation of diluted loss as their effect would be anti-dilutive.  Other convertible notes and options-related exercise prices were less than the average market price of the common stock.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentrations and Credit Risk - The Company has a major customer who represents a significant portion of revenue, accounts receivable and notes receivable.  During the three months ended March 31, 2016, the customer represented 28% of sales and represents 84% of accounts receivable and 100% of notes receivable at March 31, 2016. The Company has a strong relationship with this customer and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.  The Company has the option, under one of the notes receivable, to convert the principal and interest into equity of the customer.

Recent Accounting Pronouncements - In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-02, “Leases.”  This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment.  This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases.  For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2016, although early adoption is permitted.  The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

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

On April 9, 2013, the parties of the above referenced litigation reached a favorable universal settlement agreement that reinforces the Company's rights to the intellectual properties and their related products, including the medical bed. In order to secure the Company had exclusive rights to all patents and intellectual properties associated with this litigation the Company advanced to Mr. deGreef $25,000 to bring current all of the filing and maintenance fees for the patents detailed in the law suit. The advance is secured by a promissory note with an annual interest rate of 10% to be paid no later than December 31, 2015.  The Company is currently evaluating actions it should take relative to this note receivable which is in default.

On April 1, 2015, the Company paid $51,157 for the assumption and assignment of a convertible promissory note receivable issued by Bend Tech, LLC (“Bend Tech”; one of the Company’s customers – see also Note 1, Concentrations and Credit Risk) and held by a third-party Bend Tech investor (“the Investor”).  The note bears

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

interest at the rate of 10% per annum and had a maturity date of April 1, 2015.  The agreement allows the holder, at its option, to convert the note to a 5% ownership of Bend Tech.  The Company elected to take assignment of those conversion rights, reaching an agreement with the Investor to pay the principal and interest to the Investor at the due date.  Bend Tech is expected to become a more significant customer of the Company as it begins its product introductions, and the Company elected to pay off the note and put itself in position to either receive the payment plus interest or convert the note into ownership of Bend Tech rather than have an outside investor make such conversion.  As of the date of this report, the note is in default and the Company has not exercised its conversion option.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable

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

On January 20, 2016, the Company entered into a promissory convertible note with Capital Communications LLC for up to $300,000 which is expected to be funded in tranches of $50,000 for each of the six months thereafter.  Accordingly, on January 26, 2016, February 26, 2016 and March 31, 2016, the Company received proceeds for an aggregate total of $150,000 from Capital Communications LLC. The note has an annual interest rate of 10% and is secured by the Company's business equipment. The principal amount of the note, and all accrued interest is due and payable on or before December 31, 2016 and each note has a conversion feature for restricted common shares at $0.06 per share.

At March 31, 2016, the Convertible Notes Payable principal is $998,457, the unamortized discount is $616,077 and interest accrued and unpaid is $49,217.  The Company recorded interest expense of $198,275 during the three months ended March 31, 2016 as it amortized the discount charges generated by the issuance of convertible notes payable.

Convertible Note Payable Related Party

On August 8, 2011, the Company entered into a convertible note payable with a Company Director for $40,000. This note is due on December 31, 2015, bears an annual interest rate of 10% annual interest (15% default interest) and is secured by business equipment.

NOTE 4 – STOCK OPTION PLANS

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

•

Expected volatility – 200% to 424%

•

Weighted-average fair value - $0.16 to $2.07

As of the three months ended March 31, 2016 and the years ended December 31, 2005 through 2015, the Company recognized a total of $2,398,185 of stock-based compensation expense, leaving $37,698 in unrecognized expense as of March 31, 2016. There were 2,185,000 and 2,185,000 employee stock options outstanding at March 31, 2016 and December 31, 2015, respectively.

A summary of all employee options outstanding and exercisable under the plan as of March 31, 2016, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.16	9.66	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.16	9.41	$ --
Exercisable at the end of Period	1,755,000	$ 0.15	9.41	$ --

NOTE 5 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At March 31, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized.  No shares of stock were issued during the three months ended March 31, 2016.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – RELATED PARTY TRANSACTIONS

At March 31, 2016 and December 31, 2015, the Company had accounts payable of $3,035 and $322 to its Chief Executive Office for reimbursement of various operating expenses paid by him in the course of business.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS

On April 29, 2016 the Company drew $50,000 against a convertible promissory note for up to $300,000 from a third party, the proceeds of which will be used to fund operating expenses. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The note has a conversion feature for restricted common shares at $.06 per share and a maturity date of December 31, 2016.

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

Our plan for the balance of 2016 is to concentrate our marketing efforts and limited financial resources on current projects that we believe can be brought to market in the shortest period of time. In July 2015 we announced the hiring of Mr. Paul Sexauer as a Vice President of Sales and Marketing with the intent of accelerating the introduction of our products into multiple markets.  Since the hiring of Mr. Sexauer the Company has streamlined its efforts to work directly with customers, expand sales pipelines and finalize deals.  We anticipate introducing additional products featuring our patented Bend Sensor® technology into the market during 2016, including products in the medical, sport shoe, residential home care and industrial control industries.

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

In January 2016 the Company issued a press release detailing its accomplishments during 2015 and providing guidance relating to objectives and markets it has targeted for 2016.   There has been increased activity in a number of these markets, which have resulted in additional press releases to keep the Company’s investors and the investor community at large updated.

In January 2016 the Company announced it has entered into a contract to co-develop a specialized Industrial Internet of Things (“IIOT”) application with a specialty equipment manufacturer in the energy industry.  The customer designs, manufacturers and maintains “special use” equipment employed by hundreds of power companies to produce electricity and fulfill the real-time demands of the grid.

The Company made two additional announcements through press releases in February 2016.  The first announced that it will partner with HTK Engineering, LLC, (“HTK”) on the go to market strategy development and sales execution of HTK’s anti-rollaway safety system.  Rollaways occur weekly across a multitude of industries causing significant property damage and, in some cases personal injury and loss of life.  The other release announced the progress rapidly being made on products in the toy industry and the rapidly growing wearables industries.

In March 2016 the Company issued an update on progress under the HTK project.  A controls and distribution agreement  has been entered into with New Eagle, who will serve as the primary supplier of controller systems (hardware and software) for the patented BrakeAlert system developed by HTK.  The system features Flexpoint’s custom Bend Sensor®.

The Company has issued additional press releases in April 2016.  The first announced that full scale production for a number of different toy models will begin in June 2016.  Annualized sensor order volumes are expected to be between 750,000 and 1,000,000 units in 2016, with significant annual increases thereafter.

The second release in April 2016 announced a conference call for investors held on April 19, 2016, during which the Company updated investors and the investor community on developments.  During the call, the Company highlighted significant progress of Bend Sensor® driven technologies and projected revenue success in 2016. The Company noted that we were increasingly receiving orders from repeat and new customers from around the world and across industries. Flexpoint has completed or is on track to complete previously stated goals and the following contributors will allow the Company to achieve these previously stated cash flow and revenue goals:

•

Orders from a Fortune 100 global toy manufacturer with production products scheduled to hit consumer markets in late 2016.

•

An expanding number of wearables/gloves customers.

•

Rapid commercialization success of the recently patented HTK Safety Anti-Rollaway System with which Flexpoint has taken on a critical and expended sales and marketing leadership role.

•

A Tier 1 automotive manufacturer featuring the patented Flexpoint Horn Actuation system Haemoband, a European based medical device manufacturer which is expected to be successfully completing new product certification trials in mid/late 2016 and moving rapidly into mass production.

Also in April 2016, the Company announced a strategic partnership for the development of technology to allow computers to have any shape or form through flexible displays and other non-flat display technologies.  It is anticipated that the actuation of these technologies may be enabled in large part through the integration of next generation materials, the Flexpoint Bend Sensor® technology and advanced power and electronics designs/techniques.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at March 31, 2016 consisted of our operating lease of $9,300 per month, and total liabilities of $1,028,162, which includes $382,380 of convertible notes payable, net of discounts of $616,077.  Accrued liabilities at March 31, 2016, were $474,318 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

During the three months ending March 31, 2016, the Company has raised an additional $150,000 in operating capital through the issuance of short-term notes to a third party.  The notes have an annual interest rate of 10% and a default rate of 15% annually. The notes, which total $958,457, are secured by the Company’s business equipment and have a conversion feature for restricted common shares at $0.05 and $0.06 per share with maturity dates of November 30 and December 31, 2016.

The Company has a major customer, Bend Tech, LLC, represents a significant portion of revenue, accounts receivable and notes receivable.  During the three months ended March 31, 2016, the customer represented 28% of sales, represents 84% of accounts receivable and 100% of notes receivable at March 31, 2016.  The Company has a strong relationship with this customer and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.  The Company has the option, under one of the notes receivable, to convert the principal and interest into equity of the customer.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2015 and for the three months ending March 31, 2016, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment. Based upon our analysis for the impairment test for the three months ended March 31, 2016 compared the carrying value of the Company's net assets to the estimated fair value of the overall Company, and the present values of projected net cash flows of the Company over the next three years, no impairment was recognized during the three months ended March 31, 2016.

We test long-lived assets for impairment annually or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Under similar analysis no impairment charge was taken during the three month period ended March 31, 2016. Impairment tests will be conducted on a quarterly basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the three month periods ended March 31, 2016 and 2015 we recognized $8,401 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2016 and 2015, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2015 and 2014.

THREE MONTH PERIOD ENDED MARCH 31, 2016:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	March 31, 2016	March 31, 2015
Design, contract and testing revenue	$ 35,165	$ 32,000
Total operating costs and expenses	282,564	256,539
Net other income (expense)	(221,976)	(254,148)
Net loss	(469,375)	(478,687)
Basic and diluted loss per common share	(0.01)	(0.01)

For the three months ending March 31, 2016 revenue was $35,165, a $3,165 increase when compared to the same period in 2015. The majority of the revenue for this period came from billable engineering services. The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

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

Of the $282,564 and $256,539 total operating costs and expense for the three months ending March 31, 2016 and 2015, respectively, $80,059 and $66,420 were for direct research and development cost, respectively. For the three months ended March 31, 2016, total operating expenses increased by $26,025 when compared to the same period in 2015, due primarily to the addition of another engineer to assist in product development.

Other expense for the three month period ended March 31, 2016 was $221,976, a $32,172 decrease compared to the same period in 2015.  The decrease is attributable to the beneficial conversion charges on the convertible notes.

A net loss of $469,375 was realized for the three months ended March 31, 2016.  A net loss of $478,687 was realized for the three month period ended March 31, 2015.

The chart below represents a summary of our condensed consolidated balance sheets at March 31, 2016 and December 31, 2015.

SUMMARY OF BALANCE SHEET INFORMATION

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$ 32,779	$ 22,706
Total current assets	241,839	220,018
Total assets	5,300,857	5,302,777
Total liabilities	1,028,162	621,108
Deficit accumulated	(24,439,002)	(23,969,627)
Total stockholder’s equity	$ 4,272,695	$ 4,681,669

Cash and cash equivalents increased by $10,073 at March 31, 2016 compared to December 31, 2015. The increase in cash is due to the timing of payment of expenses, collection of accounts receivable and proceeds from borrowings. Our non-current assets decreased at March 31, 2016 due to the amortization of long-lived assets.

Total liabilities increased by $407,054 at March 31, 2016; the increase was primarily due to the funding of operations through the issuance of convertible notes payable, the accrued interest related to those notes, and accruals for investor relations and insurance expenses.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer evaluated whether information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective for the three-month period ending March 31, 2016.

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the three month period ended March 31, 2016 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the three months ending March 31, 2016, we had negative cash flows from operating activities of $138,012. We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

The Company has not issued any securities since the year ended December 31, 2015.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Part II Exhibits

No.	Description
3.1	Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)
3.2	Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1	Lease Agreement between Flexpoint Sensor and F.G.B.P., L.L.C., dated July 12, 2004 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed November 15, 2004, as amended)
10.2	Addendum to Lease Agreement between Flexpoint Sensor and American Covers, Inc., dated March 29, 2012 (Incorporated by reference to exhibit 10.2 of Form 10-QSB, filed May 15, 2012)
10.3	Addendum to Lease Agreement between Flexpoint Sensor and Handstands, dated January 1, 2015. (Incorporated by reference to exhibit 10.3 of Form 10-K, filed April 14, 2016)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date:   May 16, 2016

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer