Form 10-Q
period 2016-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2016-08-15
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2016

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 71,627,114 as of August 15, 2016.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2016 and	3
	December 31, 2015 (Audited)

	Condensed Consolidated Statements of Operations (Unaudited) for the Three	4
	And Six Months Ended June 30, 2016 and 2015

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the	5
	Six Months Ended June 30, 2016 and 2015

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	18

Item 4.	Controls and Procedures	18

PART II: OTHER INFORMATION

Item 1A.	Risk Factors	19

Item 6.	Exhibits	21

Signatures		22

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of June 30, 2016, the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2015 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 14, 2016. The results of operations for the three and six  months ended June 30, 2016 and 2015, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$ 2,772	$ 22,706
Accounts receivable, net of allowance for bad debts of $7,140 and $7,140	184,084	98,557
Notes receivable	90,613	86,806
Deposits and prepaid expenses	9,324	11,949
Total Current Assets	286,793	220,018
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $586,394 and $586,394	-	-
Patents and Proprietary Technology, net of accumulated
amortization of $839,190 and $793,103	133,205	179,292
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,323,465	$ 5,302,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 168,382	$ 160,437
Accounts payable - related party	838	322
Accrued liabilities	598,004	375,244
Convertible notes payable , net of discount of $414,581 and $763,352	643,876	45,105
Convertible notes payable - related party	40,000	40,000
Total Liabilities	1,451,100	621,108

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
71,627,114 shares and 71,627,114 shares issued and outstanding	71,627	71,627
Stock subscription payable	10,958	9,958
Additional paid-in capital	28,643,263	28,569,711
Accumulated deficit	(24,853,483)	(23,969,627)
Total Stockholders' Equity	3,872,365	4,681,669
Total Liabilities and Stockholders' Equity	$ 5,323,465	$ 5,302,777

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Design, Contract and Testing Revenue	$ 93,039	$ 48,469	$ 128,205	$ 80,469

Operating Costs and Expenses
Amortization of patents and proprietary
proprietary technology	22,346	24,634	46,087	50,219
Cost of revenue	1,166	1,191	2,510	4,018
Administrative and marketing expense	175,935	151,969	353,356	313,678
Research and development expense	79,281	66,222	159,340	132,642

Total Operating Costs and Expenses	278,728	244,016	561,293	500,557

Net Operating Loss	(185,689)	(195,547)	(433,088)	(420,088)

Other Income and Expenses
Interest expense	(230,707)	(252,836)	(454,598)	(394,374)
Interest income	1,915	2,543	3,830	2,558
Loss on extinguishment of debt	--	--	--	(168,286)
Gain on stock debt exchange	--	--	--	55,661

Net Other Income (Expense)	(228,792)	(250,293)	(450,768)	(504,441)

Net Loss	$ (414,481)	$ (445,840)	$ (883,856)	$ (924,529)

Basic and Diluted Loss per Common Share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

Basic and Diluted Weighted-Average
Common Shares Outstanding	71,627,114	58,827,114	71,627,114	58,348,661

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$ (883,856)	$ (924,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock subscription for compensation	1,000	--
Stock-based compensation expense	16,802	--
Amortization of patents and proprietary technology	46,087	50,219
Amortization of discount on note payable	405,521	337,209
Loss on extinguishment of debt	--	168,286
Gain on conversion of notes payable to common stock	--	(55,661)
Changes in operating assets and liabilities:
Accounts receivable	(85,527)	(10,245)
Deposits and prepaid expenses	2,625	(29)
Accounts payable	7,943	(9,051)
Accounts payable – related parties	516	3,783
Accrued liabilities	186,892	172,082
Net Cash Used in Operating Activities	(301,997)	(267,936)

Cash Flows from Investing Activities:
Note receivable interest income	(3,807)	(2,528)
Payment for note receivable	--	(51,157)
Payments for patents	--	(2,181)
Net Cash Used in Investing Activities	(3,807)	(55,866)
Cash Flows from Financing Activities:
Proceeds from bank overdrafts	35,870	--
Proceeds from borrowings under note payable	--	51,000
Proceeds from borrowings under convertible note payable	250,000	260,000
Net Cash Provided by Financing Activities	285,870	311,000

Net Change in Cash and Cash Equivalents	(19,934)	(12,802)
Cash and Cash Equivalents at Beginning of Period	22,706	18,307
Cash and Cash Equivalents at End of Period	$ 2,772	$ 5,505

Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --
Cash paid for interest	$ --	$ --
Supplemental Disclosure on Noncash Investing and Financing Activities
Common stock issued for debt conversion	$ --	$ 305,073
Convertible notes issued and debt discount relieved in debt extinguishment	$ --	$ 1,079,453
Recognition of discounts on convertible notes payable	$ 56,750	$ 1,149,048

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

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a company engaged principally in designing, engineering, and manufacturing sensor technology products and equipment using Bend Sensors® flexible potentiometer technology. The Company suffered losses of $883,856 and $924,529 and used cash in operating activities of $301,997 and $267,936 during the six months ended June 30, 2016 and 2015, respectively. Through June 30, 2016, the Company had an accumulated deficit of $24,853,483. These matters raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $2,772 at June 30, 2016 and $22,706 at December 31, 2015 represent cash on deposit in various bank accounts with a financial institution.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company’s analysis did not indicate any impairment of assets as of June 30, 2016.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the rights to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology rights, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of June 30, 2016.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2016, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 21,648,704 shares of common stock.  These common stock equivalents were not included in the computation of diluted loss as their effect would be anti-dilutive.  Other convertible notes and options- related exercise prices were less than the average market price of the common stock.

Concentrations and Credit Risk - The Company has a major customer who represents a significant portion of revenue, accounts receivable and notes receivable.  During the six months ended June 30, 2016, the customer represented 13% of sales and represents 55% of accounts receivable and 100% of notes receivable at June 30, 2016.

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

On April 1, 2015, the Company paid $51,157 for the assumption and assignment of a convertible promissory note receivable issued by Bend Tech, LLC (“Bend Tech”; one of the Company’s customers – see also Note 1, (Concentrations and Credit Risk) and held by a third-party Bend Tech investor (“the Investor”).  The note bears interest at the rate of 10% per annum and had a maturity date of April 1, 2015.  The agreement allows the holder, at its option, to convert the note to a 5% ownership of Bend Tech.  The Company elected to take assignment of those conversion rights, reaching an agreement with the Investor to pay the principal and interest to the Investor at the due date.  Bend Tech is expected to become a more significant customer of the Company as it begins its product

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

introductions, and the Company elected to pay off the note and put itself in position to either receive the payment plus interest or   convert the note into ownership of Bend Tech rather than have an outside investor make such conversion.  As of the date of this report, the note is in default and the Company has not exercised its conversion option.

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

On January 20, 2016, the Company entered into a promissory convertible note with Capital Communications LLC for up to $300,000 which is expected to be funded in tranches of $50,000 for each of the six months thereafter. Accordingly, on January 26, 2016, February 26, 2016, March 31, 2016, April 29, 2016 and June 10, 2016, the Company received proceeds for an aggregate total of $250,000 from Capital Communications LLC. The note has an annual interest rate of 10% and is secured by the Company's business equipment. The principal amount of the note, and all accrued interest is due and payable on or before December 31, 2016 and each note has a conversion feature for restricted common shares at $0.06 per share.

The fair value of the common stock at the date of the January 26, 2016 advance was $70,000, which created a Beneficial Conversion Feature (“BCF”) of $20,000.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of June 30, 2016 was $10,909.

The fair value of the common stock at the date of the February 26, 2016 advance was $90,000, which created a BCF of $40,000.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of June 30, 2016 was $24,000.

The fair value of the common stock at the date of the March 31, 2016 advance was $60,000, which created a BCF of $10,000.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of June 30, 2016 was $6,667.

No BCF was created relative to the advance on April 29, 2016.

The fair value of the common stock at the date of the June 20, 2016 advance was $60,000, which created a BCF of $10,000.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of June 30, 2016 was $8,501.

At June 30, 2016, the Convertible Notes Payable principal is $1,098,457, the unamortized discount is $414,581 and interest accrued and unpaid is $72,351.  The Company recorded interest expense of $405,521 during the six months ended June 30, 2016 as it amortized the discount charges generated by the issuance of convertible notes payable.

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

•

Expected volatility – 200% to 424%

•

Weighted-average fair value - $0.16 to $2.07

As of the six months ended June 30, 2016 and the year ended December 31, 2005, the Company recognized a total of $2,406,586 of stock-based compensation expense, leaving $29,296 in unrecognized expense as of June 30, 2016. There were 2,185,000 and 2,185,000 employee stock options outstanding at June 30, 2016 and December 31, 2015, respectively.

A summary of all employee options outstanding and exercisable under the plan as of June 30, 2016, and changes during the six months then ended is set forth below:

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.16	9.66	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.16	9.16	$ --
Exercisable at the end of Period	1,755,000	$ 0.15	9.16	$ --

NOTE 5 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At June 30, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized.  No shares of stock were issued during the six months ended June 30, 2016.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

At June 30, 2016 and December 31, 2015, the Company had accounts payable of $838 and $322 to its Chief Executive Office for reimbursement of various operating expenses paid by him in the course of business.

NOTE 8 - SUBSEQUENT EVENTS

On July 1, 2016 the Company drew $50,000 against a convertible promissory note for up to $300,000 from a third party, the proceeds of which will be used to fund operating expenses. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The note has a conversion feature for restricted common shares at $0.06 per share and a maturity date of December 31, 2016.

The Company entered into a new convertible promissory note for up to $300,000 from a third party on July 1, 2016. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The note has a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2016.  On August 11, 2016 the Company drew $40,000 against that note.

Also on July 1, 2016 the Company issued a promissory note for $10,000 to an officer.  The note bears interest at the rate of 10%, has a conversion feature for restricted common shares at $0.06 per share and a maturity date of December 31, 2016.

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

Our marketing efforts for the balance of 2016 will concentrate on those projects that we believe can be brought to market in the shortest period of time. Approximately one year ago we announced the hiring of Mr. Paul Sexauer as our Vice President of Sales and Marketing with the intent of accelerating the introduction of our products into multiple markets.  Since the hiring of Mr. Sexauer the Company has streamlined its efforts to work directly with customers, expand sales pipelines and finalize deals.  We anticipate introducing additional products featuring our patented Bend Sensor® technology into the market during the last half of 2016, including products in the medical, sport shoe, residential home care and industrial control industries.

We have experienced continued growth during the first half of 2016.  In January 2016 the Company announced that we had entered into a contract to co-develop a specialized Industrial Internet of Things (“IIOT”) application with a specialty equipment manufacturer in the energy industry.  The customer designs, manufacturers and maintains “special use” equipment employed by hundreds of power companies to produce electricity and fulfill the real-time demands of the grid.

In February 2016 we partnered with HTK Engineering, LLC, (“HTK”) on the go-to-market strategy development and sales execution of HTK’s anti-rollaway safety system.  Rollaways occur weekly across a multitude of industries causing significant property damage and, in some cases personal injury and loss of life.  In March 2016 the Company entered into a controls and distribution agreement with New Eagle, who will serve as the primary supplier of controller systems (hardware and software) for the patented BrakeAlert system developed by HTK.  The HTK system features Flexpoint’s custom Bend Sensor®.  The Company and HTK Safety have entered into a strategic sales relationship with Harris Groups.  Harris Groups will utilize its connections in the truck and automobile industries to provide sales channels for our products.

In April 2016 we started full scale production for a number of different toy models expected to begin in June 2016. That schedule has been delayed but we expect annualized sensor order volumes to be between 750,000 and 1,000,000 units in 2016, with significant annual increases thereafter.

By April 2016 we were receiving increasing frequent orders from repeat customers as well as orders from new customers from around the world and across a number of industries.   We experienced an increase in deliverables, increases in revenue, and a decrease in net loss per share.  We successfully met key milestones and deliverables for a turnkey design/development contract with an automaker, for which the Company received nearly $65,000.  Work continues to move forward on that project which is scheduled to be completed in the fourth quarter of 2016.

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

In June 2016 we announced the commercialization and launch of Gloreha® Sinfonia, an advanced next generation medical rehabilitation suite of products.  These products will have broad use in hospitals, physical therapy centers, physician offices, as well as in patients’ homes.

In July 2016 we announced that Bend Sensor® has been chosen by numerous global virtual reality (VR) market leaders to help power their innovative VR platforms.  Manus VR recently has entered the VR market with a revolutionary VR glove which features the Bend Sensor®.  We believe that the Manus VR glove will revolutionize the traditional consumer gaming market.  We are excited to be a part of this VR revolution.

Our patented technology continues to gain recognition in various markets and industries as evidenced by the recent receipt of an initial production order from CPS Color Equipment S.p.A Italy and orders from a Fortune 100 automotive maker for our horn system.  Although, so far the volumes for our applications and devises have been relatively small we continue to receive follow up orders for the universal sensor that we jointly developed last year. We expect to receive additional orders from other customers for this sensor as it becomes more recognizable in the market. Currently, our customers for this type of sensor include companies in the following industries: automobiles, trucking, emergency vehicles, public transportation, military and other governmental entities. As anticipated, the Company is beginning to see the potential for more significant volumes and revenues from the sale of this sensing devise over the next year and beyond.

While developing new types of products for our Bend Sensor® technologies we continue to receive small repeat production orders from existing customers. We have made improvements on our initial prototype for a Home Monitoring Presence Detection System using our Bend Sensor® technologies and have received development and design orders from various industries.  We have continued to work with market makers and Tier I automotive suppliers in the U.S and Europe on numerous applications for our sensors and devises.   Based upon our discussions within the automotive industry in the U.S. and Europe our unique sensor systems meet the requirements for manufacturers to have lighter weight, more fuel efficient cars.  Our Bend Sensor® is lighter in weight, has fewer moving parts than conventional sensing devices, is more versatile and, due to its unique design, is more cost effective. Product and design changes in the automotive industry are slow, averaging two to three years before actually being incorporated into a commercially viable automotive platform. Because of our recent work with several Tier 1 suppliers, we have shown the Bend Sensor® to be viable as the next generation of sensing devises to the industry. Due to the advanced technology of the Bend Sensor® and its versatility of applications, we anticipate being a part of the evolution taking place in the automotive, energy and technological industries.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at June 30, 2016 consisted of our operating lease of $9,300 per month, and total liabilities of $1,451,100, which includes $643,876 of convertible notes payable, net of discounts of $414,581.  Accrued liabilities at June 30, 2016, were $474,318 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

During the six months ending June 30, 2016, the Company has raised an additional $250,000 in operating capital through the issuance of short-term notes.  The notes have an annual interest rate of 10% and a default rate of 15% annually. The notes, which total $1,058,457, are secured by the Company’s business equipment and have a conversion feature for restricted common shares at $0.05 and $0.06 per share with maturity dates of November 30 and December 31, 2016.

The Company has a major customer, Bend Tech, who represents a significant portion of revenue, accounts receivable and notes receivable.  During the six months ended June 30, 2016, the customer represented 13% of sales, represents 55% of accounts receivable and 100% of notes receivable at June 30, 2016.  The Company has a strong relationship with this customer and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.  The Company has the option, under one of the notes receivable, to convert the principal and interest into equity of the customer.

On July 1, 2016 the Company drew $50,000 against a convertible promissory note for up to $300,000 from a third party, the proceeds of which will be used to fund operating expenses. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The note has a conversion feature for restricted common shares at $0.06 per share and a maturity date of December 31, 2016.

The Company entered into a new convertible promissory note for up to $300,000 from a third part on July 1, 2016. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The note has a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2016.  On August 11, 2016 the Company drew $40,000 against that note.

Also on July 1, 2016 the Company issued a promissory note for $10,000 to Clark Mower, our President.  The note bears interest at the rate of 10%, has a conversion feature for restricted common shares at $0.06 per share and a maturity date of December 31, 2016.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2015 and for the six months ending June 30, 2016, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment. Based upon our analysis for the impairment test for the year ended December 31, 2015, which compared the carrying value of the Company's net assets to the estimated fair value of the overall Company, and the present values of projected net cash flows of the Company over the next three years, no impairment was recognized during the six months ended June 30, 2016.

We test long-lived assets for impairment annually or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long lives assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Under similar analysis no impairment charge was taken during the six month period ended June 30, 2016. Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the six month periods ended June 30, 2016 and 2015 we recognized $17,061 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2016 and 2015, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2015 and 2014.

THREE MONTH PERIOD ENDED JUNE 30, 2016:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	June 30, 2016	June 30, 2015
Design, contract and testing revenue	$ 93,039	$ 48,469
Total operating costs and expenses	278,728	244,016
Net other income (expense)	(228,792)	(250,293)
Net loss	(414,481)	(445,840)
Basic and diluted loss per common share	(0.01)	(0.01)

For the three months ending June 30, 2016 revenue was $93,039, a $44,570 increase when compared to the same period in 2015. The majority of the revenue for this period came from billable engineering services and production of sensors. The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

We received revenue from design contract, development engineering, limited new production and repeat orders from our existing customers. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.

Of the $278,728 and $244,016 total operating costs and expense for the three months ending June 30, 2016 and 2015, respectively, $79,281 and $66,222 were for direct research and development cost, respectively. For the three months ended June 30, 2016, total operating expenses increased by $34,712 when compared to the same period in 2015, due primarily to the addition of our Vice-President of Sales and another engineer to assist in product development.

Other expense for the three month period ended June 30, 2016 was $228,792, a $21,501 decrease compared to the same period in 2015.  The decrease is attributable to the beneficial conversion charges on the convertible notes.

A net loss of $414,481 was realized for the three months ended June 30, 2016.  A net loss of $445,840 was realized for the three month period ended June 30, 2015.

SIX MONTH PERIOD ENDED JUNE 30, 2016:

SUMMARY OF OPERATING RESULTS
	Six month period ended
	June 30, 2016	June 30, 2015
Design, contract and testing revenue	$ 128,205	$ 80,469
Total operating costs and expenses	561,293	500,557
Net other income (expense)	(450,768)	(504,441)
Net loss	(883,856)	(924,529)
Basic and diluted loss per common share	(0.01)	(0.02)

For the six months ending June 30, 2016 revenue was $128,205, a $47,736 increase when compared to the same period in 2015. The majority of the revenue for this period came from billable engineering services. The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

We received revenue from design contract, development engineering, limited new production and repeat orders from our existing customers. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.

Of the $561,293 and $500,557 total operating costs and expense for the six months ending June 30, 2016 and 2015, respectively, $159,340 and $132,642 were for direct research and development cost, respectively. For the six months ended June 30, 2016, total operating expenses increased by $60,736 when compared to the same period in 2015, due primarily to the addition of our Vice-President of Sales and another engineer to assist in product development.

Other expense for the six month period ended June 30, 2016 was $450,768, a $53,763 decrease compared to the same period in 2015.  The decrease is attributable to the beneficial conversion charges on the convertible notes.

A net loss of $883,856 was realized for the six months ended June 30, 2016.  A net loss of $924,529 was realized for the six month period ended June 30, 2015.

The chart below represents a summary of our condensed consolidated balance sheets at June 30, 2016 and December 31, 2015.

SUMMARY OF BALANCE SHEET INFORMATION

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$ 2,772	$ 22,706
Total current assets	286,793	220,018
Total assets	5,323,465	5,302,777
Total liabilities	1,451,100	621,108
Deficit accumulated	(24,853,483)	(23,969,627)
Total stockholder’s equity	$ 3,872,365	$ 4,681,669

Cash and cash equivalents decreased by $19,934 at June 30, 2016 compared to December 31, 2015. The decrease in cash is due to the timing of payment of expenses, collection of accounts receivable and proceeds from borrowings. Our non-current assets decreased at June 30, 2016 due to the amortization of long-lived assets.

Total liabilities increased by $829,992 at June 30, 2016; the increase was primarily due to the funding of operations through the issuance of convertible notes payable, the accrued interest related to those notes, and accruals for investor relations and insurance expenses.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer evaluated whether information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective for the six-month period ending June 30, 2016.

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the six month period ended June 30, 2016 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the six months ending June 30, 2016, we had negative cash flows from operating activities of $301,997. We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

Date:   August 15, 2016

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer