Form 10-Q
period 2016-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2016-11-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549.

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2016

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 71,713,464 as of November 14, 2016.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2016 and	3
	December 31, 2015 (Audited)

	Condensed Consolidated Statements of Operations (Unaudited) for the Three	4
	And Nine Months Ended September 30, 2016 and 2015

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the	5
	Nine Months Ended September 30, 2016 and 2015

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	19

Item 4.	Controls and Procedures	19

PART II: OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	22

Signatures		23

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2016, the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2015 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 14, 2016. The results of operations for the three and nine  months ended September 30, 2016 and 2015, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$ 2,395	$ 22,706
Accounts receivable, net of allowance for bad debts of $7,140 and $7,140	223,332	98,557
Notes receivable	92,517	86,806
Deposits and prepaid expenses	9,336	11,949
Total Current Assets	327,580	220,018
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $586,394 and $586,394	-	-
Patents and Proprietary Technology, net of accumulated
amortization of $857,614 and $793,103	114,781	179,292
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,345,828	$ 5,302,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 189,689	$ 160,437
Accounts payable - related party	2,481	322
Accrued liabilities	648,365	375,244
Convertible notes payable, net of discount of $244,656 and $763,352	943,801	45,105
Convertible notes payable - related party, net of discount of $1,171 and $0	58,829	40,000
Total Liabilities	1,843,165	621,108

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
71,713,464 shares and 71,627,114 shares issued and outstanding	71,713	71,627
Stock subscription payable	-	9,958
Additional paid-in capital	28,730,218	28,569,711
Accumulated deficit	(25,299,268)	(23,969,627)
Total Stockholders' Equity	3,502,663	4,681,669
Total Liabilities and Stockholders' Equity	$ 5,345,828	$ 5,302,777

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Design, Contract and Testing Revenue	$ 104,364	$ 35,812	$ 232,569	$ 116,280

Operating Costs and Expenses
Amortization of patents and proprietary
proprietary technology	18,423	25,585	64,510	75,804
Cost of revenue	13,859	110	16,369	4,128
Administrative and marketing expense	171,888	321,450	525,245	635,129
Research and development expense	81,715	72,432	241,055	205,074

Total Operating Costs and Expenses	285,885	419,577	847,179	920,135

Net Operating Loss	(181,521)	(383,765)	(614,610)	(803,855)

Other Income and Expenses
Interest expense	(266,180)	(354,400)	(720,777)	(748,774)
Interest income	1,916	1,919	5,746	4,477
Loss on extinguishment of debt	--	--	--	(168,286)
Gain on stock debt exchange	--	--	--	55,661

Net Other Income (Expense)	(264,264)	(352,481)	(715,031)	(856,922)

Net Loss	$ (445,785)	$ (736,246)	$ (1,329,641)	$ (1,660,777)

Basic and Diluted Loss per Common Share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)

Basic and Diluted Weighted-Average
Common Shares Outstanding	71,712,536	58,827,114	71,656,107	58,528,768

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$ (1,329,641)	$ (1,660,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock subscription for compensation	1,000	--
Stock-based compensation expense	25,295	214,997
Amortization of patents and proprietary technology	64,510	75,804
Amortization of discount on note payable	641,865	622,691
Loss on extinguishment of debt	--	168,286
Gain on conversion of notes payable to common stock	--	(55,661)
Changes in operating assets and liabilities:
Accounts receivable	(124,775)	(22,559)
Deposits and prepaid expenses	2,613	(45)
Accounts payable	29,253	(28,471)
Accounts payable – related parties	2,159	3,783
Accrued liabilities	273,121	276,539
Net Cash Used in Operating Activities	(414,600)	(405,413)

Cash Flows from Investing Activities:
Note receivable interest income	(5,711)	(4,432)
Payment for note receivable	--	(51,157)
Payments for patents	--	(2,181)
Net Cash Used in Investing Activities	(5,711)	(57,770)
Cash Flows from Financing Activities:
Proceeds from borrowings under note payable	--	51,000
Proceeds from borrowings under convertible note payable	380,000	440,000
Proceeds from borrowings under related party convertible note payable	20,000	--
Net Cash Provided by Financing Activities	400,000	491,000

Net Change in Cash and Cash Equivalents	(20,311)	27,817
Cash and Cash Equivalents at Beginning of Period	22,706	18,307
Cash and Cash Equivalents at End of Period	$ 2,395	$ 46,124

Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --
Cash paid for interest	$ --	$ --

Supplemental Disclosure on Noncash Investing and Financing Activities
Common stock issued for debt conversion	$ --	$ 305,073
Convertible notes issued and debt discount relieved in debt extinguishment	$ --	$ 1,079,453
Recognition of discounts on convertible notes payable	$ 124,340	$ 1,329,050
Subscription payable to employee	$ --	$ 3,958
Stock issued for subscription payable	$ 10,958	$ --

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

Nature of Operations – The Company is located near Salt Lake City, in Draper, Utah and is a company engaged principally in designing, engineering, and manufacturing sensor technology products and equipment using Bend Sensors® flexible potentiometer technology. The Company suffered losses of $1,329,641 and $1,660,777 and used cash in operating activities of $414,600 and $405,413 during the nine months ended September 30, 2016 and 2015, respectively. Through September 30, 2016, the Company had an accumulated deficit of $25,299,268. These matters raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash and equivalents of $2,395 at September 30, 2016 and $22,706 at December 31, 2015 represent cash on deposit in various bank accounts with a financial institution.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided, including any shipping and handling fees, and are shown net of the allowance for bad debts. Due to the limited amount of transactions, collectability of the trade receivables is reasonably assured.  Although the Company has historically experienced very minimal bad debts it felt it prudent to create an allowance for doubtful accounts to provide for any risk associated with bad debts on current receivables.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company’s analysis did not indicate any impairment of assets as of September 30, 2016.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2016, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 24,459,697 shares of common stock.  These common stock equivalents were not included in the computation of diluted loss as their effect would be anti-dilutive.  Other convertible notes and options- related exercise prices were less than the average market price of the common stock.

Concentrations and Credit Risk - The Company has a major customer who represents a significant portion of revenue, accounts receivable and notes receivable.  During the nine months ended September 30, 2016, the customer represented 7% of sales, 44% of accounts receivable and 100% of notes receivable at September 30, 2016.

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

On January 20, 2016, the Company entered into a promissory convertible note with Capital Communications LLC for up to $300,000 which was funded in tranches of $50,000 for each of the six months thereafter.  Accordingly, on January 26, 2016, February 26, 2016, March 31, 2016, April 29, 2016, June 10, 2016 and July 7, 2016, the Company received proceeds for an aggregate total of $300,000 from Capital Communications LLC. The note has an annual interest rate of 10% and is secured by the Company's business equipment. The principal amount of the note, and all accrued interest is due and payable on or before December 31, 2016 and each note has a conversion feature for restricted common shares at $0.06 per share.

The fair value of the common stock at the date of the January 26, 2016 advance was $0.08, establishing an intrinsic value of $0.02, which created a Beneficial Conversion Feature (“BCF”) of $16,500.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of September 30, 2016 was $4,465.

The fair value of the common stock at the date of the February 26, 2016 advance was $0.10, establishing an intrinsic value of $0.04, which created a BCF of $29,167.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of September 30, 2016 was $8,684.

The fair value of the common stock at the date of the March 31, 2016 advance was $0.07, creating an intrinsic value of $0.01, which created a BCF of $5,333.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of September 30, 2016 was $1,784.

Since the fair value of the common stock at the date of the April 29, 2016 advance was $0.05, no BCF was recorded.

The fair value of the common stock at the date of the June 10, 2016 advance was $0.07, establishing an intrinsic value of $0.01, which created a BCF of $5,750.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of September 30, 2016 was $2,593.

The fair value of the common stock at the date of the July 7, 2016 advance was $0.09, creating an intrinsic value of $0.03, which created a BCF of $21,333.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of September 30, 2016 was $11,089.

The Company entered into a new convertible promissory note for up to $300,000 from a third party on July 1, 2016.  The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2016.  The Company drew $40,000 against that note on August 11, 2016 and an additional $40,000 on September 23, 2016.

The fair value of the common stock at the date of the August 11, 2016 advance $0.16, establishing an intrinsic value of $0.09, which created a BCF of $40,000.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of September 30, 2016 was $25,195.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the common stock at the date of the September 23, 2016 advance was $0.08, establishing an intrinsic value of $0.01, which created a BCF of $4,971.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of September 30, 2016 was $4,620.

At September 30, 2016, the Convertible Notes Payable principal is $1,188,457, the unamortized discount is $244,656 and interest accrued and unpaid is $79,926.  The Company recorded interest expense of $717,440 during the nine months ended September 30, 2016 as it amortized the discount charges generated by the issuance of convertible notes payable.

Convertible Note Payable Related Party

On August 8, 2011, the Company entered into a convertible note payable with a Company Director for $40,000. This note is due on December 31, 2015, bears an annual interest rate of 10% annual interest (15% default interest) and is secured by business equipment.

On July 1, 2016 and September 22, 2016, the Company issued two promissory notes for $10,000 each to an officer of the Company.  The notes bear interest at the rate of 10%, have a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2016.

Since the fair value of the common stock at the date of the July 1, 2016 advance was $0.07, no BCF was recorded.

The fair value of the common stock at the date of the September 22, 2016 advance from an officer was $0.08, establishing an intrinsic value of $0.01, which created a BCF of $1,286.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of September 30, 2016 was $1,171.

At September 30, 2016 the Convertible Notes Payable Related Parties principal is $60,000, the unamortized discount is $1,171 and interest accrued and unpaid is $22,120.  The Company recorded interest expense of $3,337 during the nine months ended September 30, 2016 as it amortized the discount charges generated by the issuance of convertible notes payable.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company's common stock has limited trading history. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of the Company's employee stock options.  Between August 25, 2005 and December 31, 2015, the Company granted options to employees to purchase an aggregate 3,096,000 shares of common stock at exercise prices ranging from $0.14 to $2.07 per share.  The options vest over three years and expire 10 years from the date of grant.  No options have been issued during the nine months ended September 30, 2016.  The Company used the following assumptions in estimating the fair value of the options granted:

•

Market value at the time of issuance – Range of $0.14 to 2.07

•

Expected term – Range of 3.7 years to 10.0 years

•

Risk-free interest rate – Range of 1.60% to 4.93%

•

Dividend yield – 0%

•

Expected volatility – 200% to 424%

•

Weighted-average fair value - $0.16 to $2.07

During the nine months ended September 30, 2016, the Company recognized a total of $25,295 of stock-based compensation expense, leaving $20,803 in unrecognized expense as of September 30, 2016. There were 2,185,000 and 2,185,000 employee stock options outstanding at September 30, 2016 and December 31, 2015, respectively.

A summary of all employee options outstanding and exercisable under the plan as of September 30, 2016, and changes during the nine months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.16	9.66	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.16	8.91	$ --
Exercisable at the end of Period	1,755,000	$ 0.15	8.91	$ --

NOTE 5 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At September 30, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized. During the nine months ended September 30, 2016, 86,350 shares of restricted common stock were issued to an employee in compliance with the stock subscription agreement issued at the time of his employment.  The subscription amount was fully paid prior to the issuance of the stock.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company currently occupies a manufacturing facility in Draper, Utah. The lease on the facility expired on December 31, 2014, at which time the Company entered into a three year extension which will expire on December 31, 2017.  Either party may terminate the lease upon 90 day written notice.  Under the terms of the lease the Company paid $8,950 per month in 2015 (the same rate as in 2014), pays $9,300 per month in 2016, and will pay $9,600 per month in 2017.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

At September 30, 2016 and December 31, 2015, the Company had accounts payable of $2,481 and $322 to its Chief Executive Office for reimbursement of various operating expenses paid by him in the course of business.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation, no events have occurred that require disclosure.

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

We have experienced continued growth during the first nine months of 2016.  Currently the Company is in negotiations on a contract to co-develop a specialized Industrial Internet of Things (“IIOT”) application with a specialty equipment manufacturer in the energy industry.  The customer designs, manufacturers and maintains “special use” equipment employed by hundreds of power companies to produce electricity and fulfill the real-time demands of the grid.

The Company is in negotiations with HTK Engineering, LLC (“HTK”) on the go-to-market strategy development and sales execution of HTK’s anti-rollaway safety system.  Rollaways occur weekly across a multitude of industries causing significant property damage and, in some cases personal injury and loss of life.  Additionally, the Company is in negotiations on a controls and distribution agreement with New Eagle, who will serve as the primary supplier of controller systems (hardware and software) for the patented BrakeAlert system developed by HTK.  The HTK system features Flexpoint’s custom Bend Sensor®.  The Company and HTK Safety have entered into a strategic sales relationship with Harris Groups.  Harris Groups will utilize its connections in the truck and automobile industries to provide sales channels for our products.

In April 2016 we started full scale production for a number of different toy models.  While their schedule was delayed beyond their anticipated June 2016 date, we began shipping orders to them during the third quarter of 2016 and will continue filling their production orders during the final quarter of 2016 and into 2017. We expect annualized sensor order volumes to be between 750,000 and 1,000,000 units in 2016, with significant annual increases thereafter.

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

In June 2016 we announced the commercialization and launch of Gloreha® Sinfonia, an advanced next generation medical rehabilitation suite of products.  These products will have broad use in hospitals, physical therapy centers, and physician offices, as well as in patients’ homes.

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

In November 2016 we announced the launch of the Flexpoint Bend Sensor Glove Kit for use in marketing glove-based applications.  The software depicts a 3D hand that mimics in real-time the orientation of the wrist, hand and position of the fingers with respect to the hand. It integrates multiple sensors, including the Bend Sensor®, which are used to derive the orientation of the fingers. Schematics and all development codes are provided for the engineer to view and to be used as a basis for migration and evolution into their own unique application.

Management believes the market for glove applications is expanding and includes industries like the soon to be multi-billion dollar virtual reality/augmented reality (VR/AR) industry, as well as medical wearables, robotics, toys, industrial, music and many other market segments.

The Bend Sensor® based technology features high reliability along with an extensive life span. It is lighter and less obtrusive to the fingers than other technologies and provides the least complicated way of measuring finger position over other sensor methods. Price/performance is unparalleled by any other sensing technologies.

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

While developing new types of products for our Bend Sensor® technologies we continue to receive repeat production orders from existing customers. We have made improvements on our initial prototype for a Home Monitoring Presence Detection System using our Bend Sensor® technologies and have received development and design orders from various industries.  We have continued to work with market makers and Tier I automotive suppliers in the U.S and Europe on numerous applications for our sensors and devises.   Based upon our discussions within the automotive industry in the U.S. and Europe our unique sensor systems meet the requirements for manufacturers to have lighter weight, more fuel efficient cars.  Our Bend Sensor® is lighter in weight, has fewer moving parts than conventional sensing devices, is more versatile and, due to its unique design, is more cost effective. Product and design changes in the automotive industry are slow, averaging two to three years before actually being incorporated into a commercially viable automotive platform. Because of our recent work with several Tier 1 suppliers, we have shown the Bend Sensor® to be viable as the next generation of sensing devises to the industry. Due to the advanced technology of the Bend Sensor® and its versatility of applications, we anticipate being a part of the evolution taking place in the automotive, energy and technological industries.

Our technology is receiving recognition and attracting attention from various technology sectors. Progress continues to be made in those market sectors on which we have focused our efforts:

Toys:  We continue to receive recurring mass production orders from a global supply chain outsourced manufacturer on behalf of a Fortune 100 toy manufacturer which has incorporated the Bend Sensor® technology into an expanding line of toys.

Automotive:  In addition to our work with a US-based global auto manufacturer, other Tier 1 suppliers in the automotive industry continue to evaluate our technology, having identified applications whereby the Bend Sensor® technologies will improve product performance and quality, lower costs and help drive product innovation.

Medical:  Medical devices and applications incorporating our technologies continue to grow.  Haemoband continues to move forward in their certification and commercialization efforts for the scope technology which features a unique Bend Sensor® design.  Korea-based Neofect, continues to build market share with their Raphael® rehabilitation platform and is looking to launch new products to market leveraging our Bend Sensor® technologies.  Utilizing our technology in medical wearable devices presents one of our greatest market opportunities.

We were recently invited to participate in collaborative studies focused on the manufacture of Flexible Hybrid Electronic (FHE) displays and other applications. FHE studies are focused on a number of industries, including automotive, medical, toys, consumer products and others.  These are all markets we have targeted in our business plan.  We anticipate the exposure and publicity which our technology receives from these studies will open additional opportunities for the commercialization of our technologies.

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

LIQUIDITY AND CAPITAL RESOURCES

Our revenue from the quarter was primarily from production and manufacturing with additional revenue from design, contract and testing services and is not to a level yet to support our operations.  Management anticipates that, while revenue is expected to continue to increase over the next three to nine months, supplemental funding will still be required in order to execute our business plan.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2016 consisted of our operating lease of $9,300 per month, and total liabilities of $1,843,165, which includes $1,002,630 of convertible notes payable, net of discounts of $245,827.

Accrued liabilities at September 30, 2016, were $648,365 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

During the nine months ending September 30, 2016, the Company has raised an additional $400,000 in operating capital through the issuance of short-term notes.  The notes have an annual interest rate of 10% and a default rate of 15% annually. The notes, which total $1,248,457, are secured by the Company’s business equipment, have con- version features for restricted common shares at $0.05, $0.06 and $0.07 per share, with maturity dates of November 30 and December 31, 2016.

The Company has a major customer, Bend Tech, who represents a significant portion of revenue, accounts receivable and notes receivable.  During the nine months ended September 30, 2016, the customer represented 7% of sales, 44% of accounts receivable and 100% of notes receivable at September 30, 2016.  The Company has a strong relationship with this customer and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.  The Company has the option, under one of the notes receivable, to convert the principal and interest into equity of the customer.

The Company entered into a new convertible promissory note for up to $300,000 from a third party on July 1, 2016. The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2016.  The Company drew $40,000 against that note on August 11, 2016 and an additional $40,000 on September 23, 2016.

On July 7, 2016 the Company drew $50,000 against a convertible promissory note for up to $300,000 from a third party, the proceeds of which will be used to fund operating expenses. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The note has a conversion feature for restricted common shares at $0.06 per share and a maturity date of December 31, 2016.

Also on July 1, 2016 and September 22, 2016, the Company issued two promissory notes for $10,000 each to an officer of the Company.  The notes bear interest at the rate of 10%, have a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2016.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2015 and for the nine months ending September 30, 2016, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value.

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

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the nine month periods ended September 30, 2016 and 2015 we recognized $25,295 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2016 and 2015, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2015 and 2014.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2016:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	September 30, 2016	September 30, 2015
Design, contract and testing revenue	$ 104,364	$ 35,812
Total operating costs and expenses	285,885	419,577
Net other income (expense)	(264,264)	(352,481)
Net loss	(445,785)	(736,246)
Basic and diluted loss per common share	(0.01)	(0.01)

For the three months ending September 30, 2016 revenue increased by 191% to $104,364, a $68,552 increase when compared to the same period in 2015. The majority of the revenue for this period came from production and manufacturing with additional revenue from billable engineering, design and testing services. The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign long-term licensing or manufacturing contracts that will generate revenues sufficient to cover operating expenses.

We received revenue from production and manufacturing, development engineering and repeat orders from our existing customers. Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met, at which time the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.

Of the $285,885 and $419,577 total operating costs and expense for the three months ending September 30, 2016 and 2015, respectively, $81,715 and $72,432 were for direct research and development cost, respectively. For the three months ended September 30, 2016, total operating expenses decreased by $133,692 when compared to the same period in 2015, due primarily to a $214,997 non-cash stock-based compensation charge in 2015 related to the issuance of stock options, offset by increases in personnel expenses and research and development costs.

Other expense for the three-month period ended September 30, 2016 was $264,264, an $88,217 decrease compared to the same period in 2015.  The decrease is attributable to beneficial conversion charges on the convertible notes.

A net loss of $445,785 was realized for the three months ended September 30, 2016.  This is an improvement of $290,461 over the net loss of $736,246 realized for the three-month period ended September 30, 2015.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2016:

SUMMARY OF OPERATING RESULTS
	Nine month period ended
	September 30, 2016	September 30, 2015
Design, contract and testing revenue	$ 232,569	$ 116,280
Total operating costs and expenses	847,179	920,135
Net other income (expense)	(715,031)	(856,922)
Net loss	(1,329,641)	(1,660,777)
Basic and diluted loss per common share	(0.02)	(0.03)

For the nine months ending September 30, 2016 revenue increased by 100% to $232,569, an increase of $116,289 when compared to the same period in 2015. The majority of the revenue for this period came from production and manufacturing with additional revenue from billable engineering, design and testing services . The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will continue to increase as we execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

We received revenue from production and manufacturing with additional revenue from billable engineering, design and testing services Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract. Revenue from the sale of a product is recorded at the time of shipment to the customer.

Of the $847,179 and $920,135 total operating costs and expense for the nine months ending September 30, 2016 and 2015, respectively, $241,055 and $205,074 were for direct research and development cost, respectively. For the nine months ended September 30, 2016, total operating expenses decreased by $72,956 when compared to the same period in 2015, due primarily to a $214,997 non-cash stock-based compensation charge in 2015 related to the issuance of stock options, offset by increases in personnel expenses and research and development costs.

Other expense for the nine-month period ended September 30, 2016 was $715,031, a $141,891 decrease compared to the same period in 2015.  The decrease is attributable to higher beneficial conversion charges in 2015 on the convertible notes and the $168,286 loss on extinguishment of debt realized in 2015.

A net loss of $1,329,641 was realized for the nine months ended September 30, 2016.  This represents an improvement of $331,136 over the net loss of $1,660,777 realized for the nine-month period ended September 30, 2015.

[REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

The chart below represents a summary of our condensed consolidated balance sheets at September 30, 2016 and December 31, 2015.

SUMMARY OF BALANCE SHEET INFORMATION

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$ 2,395	$ 22,706
Total current assets	327,580	220,018
Total assets	5,345,827	5,302,777
Total liabilities	1,843,165	621,108
Deficit accumulated	(25,299,268)	(23,969,627)
Total stockholder’s equity	$ 3,502,663	$ 4,681,669

Cash and cash equivalents decreased by $20,311 at September 30, 2016 compared to December 31, 2015. The decrease in cash is due to the timing of payment of expenses, collection of accounts receivable and proceeds from borrowings. Our non-current assets decreased at September 30, 2016 due to the amortization of long-lived assets.

Accounts receivable increased by $124,775 due to increases in sales to major corporations which occurred primarily during the most recent three-month period.

Total liabilities increased by $1,222,057 at September 30, 2016, compared to December 31, 2015. The increase was primarily due to the funding of operations through the issuance of convertible notes payable, the accrued interest related to those notes, and accruals for investor relations and insurance expenses.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer evaluated whether information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective for the nine month period ending September 30, 2016.

(b)

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the nine month period ended September 30, 2016 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the nine months ending September 30, 2016, we had negative cash flows from operating activities of $414,600. We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

On June 20, 2016, the Board of Directors approved the issuance of 86,350 shares of common stock, valued at $12,000 to Paul Sexauer, an employee.  These shares were issued pursuant to a stock subscription agreement dated July 2, 2015.  We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Part II Exhibits

No.	Description
3.1	Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)
3.2	Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1	Addendum to Lease Agreement between Flexpoint Sensor and Handstands, dated January 1, 2015. (Incorporated by reference to exhibit 10.3 of Form 10-K, filed April 14, 2016)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date:   November 14, 2016

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer