Form 10-K
period 2016-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2017-04-18
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of 63,286,301 shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.06), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was approximately $3,797,178.

The number of shares outstanding of the registrant’s common stock, as of April 14, 2017, was 78,363,464.

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

PART I

ITEM 1.  BUSINESS

HISTORICAL DEVELOPMENT

Flexpoint Sensor Systems, Inc. was incorporated in the state of Delaware in June 1992 as Nanotech Corporation.  In April 1998, Nanotech changed the company name to Micropoint, Inc and in July 1999 Micropoint changed its name to Flexpoint Sensor Systems, Inc.  Flexpoint was forced to seek bankruptcy protection on July 3, 2001, and filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. On February 24, 2004, the bankruptcy court confirmed Flexpoint's Plan of Reorganization.   We used fresh-start reporting and all assets of Flexpoint Sensor Systems, Inc. were restated to reflect their reorganization value, which approximated the fair value at the date of reorganization.

BUSINESS OVERVIEW

Flexpoint Sensor Systems, Inc. (“Flexpoint”, or “Company”), is principally engaged in designing, engineering and manufacturing bend sensor technology and products using its patented Bend Sensor® technology, (a flexible potentiometer technology.  We continue to make further improvements to our technologies, manufacturing and developing fully integrated devices and related products that we have been marketing and selling to a variety of companies in diverse industries. We are negotiating and signing agreements and contracts that have provided some limited revenues and have proven that our sensors are more durable, adaptable and cost effective than any other product currently on the market.  We own five patents, including patents on specific devices that use the Bend Sensor® and have exclusive rights through licensing agreements to other patents and devices.

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

The Company established a number of new business relationships in 2016 which enabled us to generate record sales revenue.  The expanded relationships with core clients and the new relationships developed have positioned the Company for a very successful year in 2017.

Accomplishments in 2016 include the following:

*

Established an ongoing relationship with an American-based Fortune 500 global toy manufacturing company.  First year annualized volume on this client has been in excess of 800,000 sensors.

*

Reached production readiness phase with Tier 1 automotive manufacturer featuring the patented Flexpoint Horn Actuation system.

*

Expanded glove applications incorporating the Bend Sensor® technology across a number of industries, including medical, toys, gaming and virtual reality.  Some specific relationships developed include:

-

A robotics toy kit from ZeroU!

-

Medical virtual reality rehabilitation glove and system from “Gloreha® Sinfonia”

-

Medical rehabilitation glove system from Neofect and YouReHab

-

Launch of the industry’s first consumer virtual reality globe by Manus VR

-

Technological glove designed for the hearing impaired that converts Sign Language into speech in real-time from award winning Turtela Technology Solutions

*

Queen’s University Human Media Lab developed the industry-first patented flexible smart phone – ReFlex – and other inventive technologies such as PaperTab and Holoflex, all of which incorporate the Bend Sensor® technology

*

Launched the Flexpoint Bend Sensor® Glove Kit in order to help engineers shorten product development time and assist in the implementation of the Bend Sensor® into future applications.

Expectations for 2017 include the following:

*

Toy related purchase orders are expected to significantly increase from 2016 levels.  The Fortune 500 global toy manufacturing company Flexpoint is working with will be the largest contributor, with annualized volumes expected to grow as a direct result of increased sales and expansion of the Bend Sensor® technology to other models of the toys.  Revenue contributions will also come from other toy clients as their commercialization efforts continue in 2017.

*

Flexpoint expects growth in the shoe (wearable) related market segment as multiple customers come to market with different adaptions of applications.  As the Virtual Reality and Augmented Reality (VR/AR) market segments continue on their dramatic growth path, Flexpoint expects to realize significant revenue from as many as ten different customer sources in 2017.  This exciting adoption will span the B2B, consumer and medical markets.

*

Flexpoint will expand its channel/distribution partner presence globally in 2017, which will result in significant contribution to revenue from sales of “stock” products from these valued partners.

*

Several existing Flexpoint customers are planning to bring new products which incorporate the Bend Sensor® technology to market in 2017.

*

IoT/IIot applications featuring the Bend Sensor® technology will increase as these types of applications continue their dramatic growth across a variety of markets, including medical and power/energy.

*

Multiple medical products from various companies, including Haemoband, will achieve commercialization in 2017.

The Company continues to focus its efforts to work directly with customers, expand sales pipelines and finalize deals. The Company has also successfully upgraded and implemented a commercial grade sales force automation and CRM application; further enhancing its ability to scale.

In addition to the sale of our products and engineering and design services, we also may consider generating revenues through licensing our unique technology for field of use or territory. We will attempt to negotiate each license agreement to contain a provision for either first right of refusal to manufacture, or royalty provisions for specific products or applications. We have continued to concentrate our marketing efforts on sensors and electronics which we consider to be quick-to-market production orders, and on engineering services that have generated limited, but immediate, revenues that have provided cash flow and name recognition. We have also continued our marketing efforts in the automotive industry. Due to the size and the numerous regulations inherent in the automotive industry, it requires a significantly longer time to develop and acquire approvals for new technologies.  However, as there are high volumes associated within the automotive industry, we anticipate that this industry will potentially generate significant long-term revenue streams.

We continue to work with Tier 1 automotive suppliers on a variety of products that are in various stages of development and implementation. Both the medical and automotive industries have undergone significant changes over the past several years. This changing environment has created delays in the implementation of the automotive and medical devices and therefore, over the past three years, we have focused our limited resources and marketing efforts on sensors and products that, in the aggregate, will generate a smaller dollar volume than those anticipated from our medical or automotive devices, but have a quicker pathway to market and have generated needed limited, but immediate, cash flow while providing additional name and product recognition that we believe will provide long term benefits. Based upon the current interest in our sensors from both the automotive and medical industries, we anticipate that over the next twelve months, we will begin producing larger repeatable volumes of sensors and devices in these focus industries.

PRINCIPAL PRODUCTS

Bend Sensor ® Technology

The Company owns the patent rights to our Bend Sensor® technology. The Bend Sensor® is a flexible potentiometer; the bend sensor product consists of a coated substrate, such as plastic, that changes electrical conductivity as it is bent in a consistent manner. Electronic systems connect to this sensor and measure in detail the amount of bending or movement that occurs in a predictable manner.  Certain applications of the Bend Sensor® potentiometer have been patented (See “Patents and Intellectual Property,” below).

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

Automotive Products

For the past several years, we have been in negotiations with several Tier 1 suppliers and OEMs and have proved the benefit and capabilities of the Bend Sensor® technology in the automotive industry for the following products:

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

Testing began in October 2013 and included installation of our horn switch into multiple cars, which were then driven by various executives, decision makers and engineers of the company.  The driving tests included a 150,000-mile driving test in which the system functioned under actual driving conditions.  In July 2014, we announced the completion of this hands-on vehicle testing and the system functioned properly and there were no issues.

The Company executed an advanced stage turnkey design and development agreement with a Tier 1 automotive manufacturer in 2016. The project was completed prior to yearend. The system has now reached “production readiness” status with the Tier 1 automotive manufacturer featuring the patented Flexpoint Horn Actuation system.

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

The Company believes that this will advance project along the path for wide-spread adoption and production deployment of the horn switch.

Seat Belt Reminder

While working with various Tier 1 automotive suppliers we developed and tested a seat belt reminder (SBR) sensor that alerts the occupant of an automobile to fasten his/her seatbelt.  We continue working with multiple manufacturers to potentially replace existing devices in the marketplace with a system we believe is superior in performance with the advantage of a lower price point.

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

Braking Systems

HTK Engineering, LLC continues to market their safety mechanism specifically designed for garbage trucks and other large commercial vehicles. Most commercial vehicles have an "air braking system" which can lose pressure and disengage the brakes while the vehicle is still running. Our Bend Sensor® technology is the key component of the HTK system, which provides a backup braking system, preventing the vehicle from inadvertently rolling into people, buildings or other vehicles. Part of HTK's marketing effort has been to involve insurance companies who have paid claims related to the initial brake failure. Because the HTK system is easily installed and is adaptable to most vehicles, insurance companies have indicated they would provide a reduction in premiums should their customers install the HTK system.

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

Toys

As noted above, toy related purchase orders are expected to increase during 2017.  The Company is working with a Fortune 500 global toy manufacturing company. Flexpoint expects annualized volumes to grow as a direct result of increased sales and expansion of the Bend Sensor® technology to other models of the toys.

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

Because of the large demand, and the fact that this is a disposable device, it is anticipated that we could begin producing sensors for this device in the millions of sensors annually as acceptance and incorporation of the sensors occurs. Growth in the medical sensors industry has been robust in recent years and is expected to continue to grow.  Pressure and flow sensors are singled out for particularly strong growth--which are two of Flexpoint's main competencies. With its Haemoband partnership, Flexpoint gains entry into an industry that will likely factor prominently in its future growth.

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

In the rapidly growing and emerging wearables space, Flexpoint has also recently received additional purchase orders from multiple glove manufacturers across various market sub-segments including medical, toys, gaming and virtual reality.  The “speed to market” commercialization plans of these companies are driving this increased order volume.  Flexpoint is aggressively going after this evolving market, and expects this pattern to continue and dramatically increase in 2017.  In aggregate, Bend Sensor® 2017 wearables order volumes are expected to number in the tens of thousands for the year.  The wearables market segment is clearly one where our technology is easily adapted and truly illustrates our technological differentiation.  Flexpoint’s willingness and ability to customize sensors for these innovative companies and deliver them at a competitive price point allows us to deliver real value to our customers.

In early March of 2017 the Company received an approved proposal to provide 120,000 sensors to CaptoGlove.  Initial production of the first 12,000 sensors is underway and it is anticipated that manufacturing and delivery of the entire order will be completed during 2017. In addition to producing an array of Bend Sensors®, the Company is under agreement to supply integrated assemblies comprised of multiple sensor types and associated electronics. CaptoGlove™ is a wearable virtual reality gaming motion controller able to transform human hand actions into digital inputs. These ground-breaking glove systems, combined with unique, leading edge software applications, also adapt to a wide range of other applications, including health rehabilitation, unmanned systems control, smartphone interaction and professional training across multiple industries.

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

In December 2014 we announced the launch, in conjunction with Bend Tech L.L.C., of a shoe insole system, the Mettis Trainer.  We expect to have the product available for delivery in 2017.  Bend Tech is beginning to finalize partnerships with larger companies already involved in the athletic shoe industry for distribution.

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

MARKETING AND SALES

Through aggressive marketing efforts, the Company has expanded its exposure in the automotive industry.  In 2015 we hired Paul Sexauer as Vice-President of Sales and Marketing to expand the relationships already established by the Company and to research and identify new companies and markets whose products will benefit from the utilization of the Bend Sensor® technology.  This has created new opportunities for our existing automotive lines of products. Most of our marketing efforts to date have been to offer our automotive products primarily to original equipment manufacturers (“OEM’s”), either directly or through Tier 1 suppliers, or through collaborative efforts with other specialized suppliers. Other products are being marketed directly to manufacturers or distributors. Our primary marketing objectives are to continue to generate demand for our products, enhance name and product recognition and support OEM’s and manufactures. As we gain success in branding our name and product recognition we believe the successful use of our products by OEM’s and Tier 1 suppliers will generate additional demand for higher quantity orders of our existing products. We also anticipate that the success of our existing products will allow us to successfully introduce new products and applications to the market.

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

MANUFACTURING AND DISTRIBUTION

Automobile manufacturers, Tier 1 suppliers and many international companies require all parts to be manufactured in ISO/TS-16949 certified facilities. IS0/TS-16949 is a Quality Management System that contains the particular requirements for the application of ISO 9001:2000 for automotive production and relevant service part organization.  TS-16949 is based on ISO requirements 9001:2000, but contains additional requirements that are specific to the automotive industry.  These additions are considered automotive “interpretations” by the ISO community of accreditation bodies and registrars. TS-16949 is a common supplier quality standard for Fiat Chrysler Automobiles, Ford Motor Company and General Motors Corporation. TS-16949 applies to suppliers of production materials, production and service parts, heat treating, painting and plating and other finishing services. It does not, therefore, apply to all suppliers of the major automotive companies.

When volumes dictate, our goal will be to qualify our production line and facility as an ISO/TS 16949 production line and facility as it is required for manufacturing automotive and related parts. Until such time as we have sufficient volumes we have entered into an agreement with the Walker Component Group to assist in meeting these qualifications now. The Walker Component Group is a well-established manufacturing company with expertise and certifications, including ISO 9001:2008, ROHS and REACH certifications that will dramatically enhance Flexpoint’s assembly infrastructure and assist to market products such as those that have been developed with HTK Engineering and InterTek. With numerous Fortune 100 clients, the Walker Component Group will add considerable experience, prestige, and confidence to every project that it enters into with Flexpoint. This agreement will increase the marketability of our products to automotive Tier 1 and major parts suppliers.

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

STATUS OF PUBLICALLY ANNOUNCED NEW PRODUCTS AND SERVICES

We have continued to mature from a research and development company into a manufacturing and production company and continue to expand our product line. From 2008 and through 2016 we improved and enhanced the design of products in the automotive, medical, shoe and industrial industries and have cultivated relationships with a limited customer base within these industries. We have designed, manufactured and built various testing prototypes and advanced our overall relationships which we believe will be advantageous and will generate significant revenues in the near future. We have filed patent continuations noting the enhancements and improvements developed over the past several years which could prolong the protection under this and our other patents. We are also reviewing the option of filing additional patents on specific applications and devices that use our Bend Sensor® technology.

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

MAJOR CUSTOMERS

Currently, we have a limited customer base and for the year ending 2016, two customers represented approximately 58% of the Company’s revenue. Nypro Guadalajara SA represented approximately 38% and Ford Motor Company, represented approximately 20% of the Company’s revenue. This high concentration was primarily related to manufacturing of sensors for the toy industry and engineering and design work in the automotive and medical industries. At the end of the 2016 year, the Company had a backlog of production orders for the toy industry.

RESEARCH AND DEVELOPMENT

Although we hold the patent to the basic Bend Sensor® technology, as well as other applications, there will be other competitors working to develop competing technologies.  To stay on the forefront of the technology, and to serve the needs of the customer, we will need to aggressively pursue improvements to existing systems and develop new systems as well.  For the year ended December 31, 2016 we spent $318,445 in research and development, primarily enhancing specific applications for the automotive, medical and sports industries with our Bend Sensor® technology, and testing Bend Sensor® applications for and in new products.  This compares to $279,138 spent on research and development for the year ended December 31, 2015 related to development engineering for new product development resulting in potential of new patents and testing of products for marketable applications.

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

We are currently unable to fund our day-to-day operations from revenues and the limited revenues have impeded our continued growth and have caused delays in our business development.  We have generated operating capital from private placements and the use of convertible notes that have helped fund our operations in the past.  During 2016, we recorded a net loss of $2,093,184 and, as of the date of this filing, we are unsure that total revenues in 2017 will be sufficient to support our planned manufacturing operations, pay off existing debt and fund all of our research and development. In addition, with the economic uncertainties we have had to further expand our business activities to include additional markets; therefore, we anticipate needing to raise an additional funding. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the Company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

ITEM 2.   PROPERTIES

We currently occupy approximately 11,639 square feet of office and manufacturing space from American Covers, Inc., dba Handstands. In 2014 the Company extended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the terms of a three year lease extension effective January 1, 2015, the monthly rent remained at $8,950 per month for 2015 and increased thereafter to $9,300 per month for 2016 and will increase to $9,600 per month for 2017.  The lease may be terminated by either party with a 90 day written notice period.  The building is located in a business park in Draper, Utah which consists primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this filing.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the Financial Industry Regulatory Authority (“FINRA”) OTC Bulletin Board under the symbol “FLXT.”  The following table lists the range for the high and low trading prices of our common stock for each quarter for the years ended December 31, 2016 and 2015, respectively, as reported by the OTC Bulletin Board.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2016		2015
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 0.11 0.07 0.20 0.10	$ 0.05 0.03 0.06 0.07	$ 0.35 0.25 0.14 0.15	$ 0.13 0.11 0.08 0.07

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

HOLDERS

As of April 14, 2017, we had approximately 473 stockholders of record of our common stock, which does not include “street accounts” of securities brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

On November 21, 2016, the Board of Directors issued 2,700,000 shares of restricted common stock to Liberty Partners, LLC to convert debt, plus interest, valued at $136,618.  We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

On November 22, 2016, the Board of Directors issued 3,950,000 shares of restricted common stock to Compass Equity Partners, LLC to convert notes payable of $160,000.  We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

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

Finalizing long-term, constant revenue generating production contracts with our existing and other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan we will need to raise additional operating capital. Over the last year we have made significant progress within the automotive and toy industries and, based upon that progress, we believe that over the next twelve months we will have signed various long-term contracts that should produce sufficient volumes to provide ongoing revenues streams to support our operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Currently our revenue is primarily from design contract, testing and limited production services for prototypes and samples, and is not to a level to support our operations.  However, we believe, based upon current orders and projected orders over the next twelve months, that we could be producing sensors under long-term contracts that will help support our existing operations and potential future growth. Management recognizes such contracts usually go through a long negotiation process and there can be no guarantee that we will be successful in our negotiations or that such contracts will be sufficient to support our current operations in the near future.

For the past twelve months we have relied on the proceeds of convertible loans from existing shareholders and private placements of our common stock.  During 2016 and 2015, the Company secured financing to fund its operations by issuing additional convertible notes to Capital Communications LLC, Liberty Partners and an officer, the balances of which were $1,204,660 and $848,457 as of December 31, 2016 and 2015, respectively. The notes have an annual interest rate of 10%, have various maturity dates, and are secured by the Company’s business assets.

Management believes that our current cash burn rate is approximately $60,000 per month and that proceeds from additional convertible notes and estimated revenues for engineering design and prototype products will be sufficient to fund the next twelve months of operations.  Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our current purchase orders and anticipated purchase orders over the next twelve months our projected revenues by the end of 2017 are anticipated to cover our projected operating expenses, based on our current burn rate. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will meet the volumes that we anticipate.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2016 consist of total current liabilities of $2,196,755, which includes $1,204,660 in convertible notes.

Our long term lease of our manufacturing facility was extended effective January 1, 2015 to expire December 31, 2017.  Minimum lease payments for the remaining term of the extension are $115,200.

Our total current liabilities include accounts payable of $172,602 related to normal operating expenses, including health insurance, utilities, production supplies, legal expenses and travel expense.  In addition there is $1,420 in accounts payable owed to an officer of the Company.  Accrued liabilities at December 31, 2016, were $741,778 and were related to payroll tax liabilities, tax expenses,  accrued interest, investor relations consulting, and accrued Paid Time Off, a combination vacation-sick leave policy.

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

We annually test long-lived assets for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2016 or the twelve months ended December 31, 2015. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation.  The pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2016 and 2015 we recognized $26,154 and $248,656, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options that will be recognized based upon the current grants issued.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its former subsidiaries, Sensitron, Inc. and Flexpoint International, LLC, and should be read in conjunction with our audited financial statements for the years ended December 31, 2016 and 2015.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS
	For the year ended	For the year ended
	December 31, 2016	December 31, 2015 (revised)
Engineering, contract and testing revenue	$ 314,494	$ 138,347
Total operating costs and expenses	(1,303,018)	(1,283,237)
Net other income (expense)	(1,104,660)	(1,597,140)
Net loss	(2,093,184)	(2,742,030)
Basic and diluted loss per common share	(0.03)	(0.05)

Our revenue for 2016 increased as compared to 2015 and was primarily from manufacturing of sensors for the toy industry, design and development engineering, prototype products and sales of our fully integrated products. Revenue from research and development engineering and prototype product contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer. Management anticipates that revenue will increase as we continue to provide engineering services and our customers continue to order more frequently and in larger quantities.

Total operating costs and expenses increased in 2016 when compared to 2015 by $19,781. As we work to commercialize products and establish distribution channels we are also working to bring greater efficiencies and cost reductions to our operations.  Accordingly, administrative and marketing expenses decreased to $878,584 for 2016 compared to $896,003 in 2015, a decrease of $17,419. The cost of revenue in 2016 increased as a result of the significantly higher sales levels.  Amortization of patents and proprietary technology expense decreased in 2016 as some of the intellectual property became fully amortized during 2016.  During the fourth quarter of 2016 we purchased a piece of equipment to bring efficiency to our production.

Total other expense for the year ending December 31, 2016 was $1,104,660 compared to $1,597,140 in 2015. Other expense is comprised primarily of interest expense of $1,068,389 in 2016, compared to interest expense of $1,591,993 in 2015. Of the charges in 2016, $922,327 results from non-cash beneficial conversion discount feature charges related to convertible notes.  In 2016 we recognized a loss on extinguishment of debt of $915.  In 2015 we recognized a $156,743 gain on the conversion of debt to stock and a loss on extinguishment of debt of $168,286.

As we continued to mature into a manufacturing company our engineering design and production revenues increased as a percent of our total revenue.  As we expand and sell our existing suite of products and as we grow the relationship with our customers we expect this trend to continue in the future. We are not able to guarantee that our operating losses will be reduced in the short term.

The chart below presents a summary of our consolidated balance sheets at December 31, 2016 and 2015.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended December 31, 2016	Year ended December 31, 2015
Cash and cash equivalents	$ -	$ 22,706
Total current assets	93,847	220,018
Total assets	5,104,495	5,302,777
Total liabilities	2,196,755	781,108
Accumulated deficit	(26,222,811)	(24,129,627)
Total stockholder’s equity	$ 2,907,740	$ 4,521,669

Cash and cash equivalents decreased by $22,706 in 2016 compared to 2015. Until such time as our revenue increases, our cash and assets will decrease as we fund our operations. As we expand our customer base and product offerings we will need to raise additional operating capital during 2017. It is expected that this will be accomplished by securing additional loans from related parties and existing shareholders, through the private placement of stock, or through the licensing of our technology. We anticipate that we will need to raise approximately $750,000 to $1,000,000 in funding to support our existing operations and our anticipated growth during 2017.

Our current assets decreased to $93,847 during the year ending December 31, 2016 compared to $220,018 during the same period in 2015. This decrease is primarily due to a decrease in cash, and decreases in accounts and notes receivable.  The decrease in our non-current assets at December 31, 2016 compared to 2015 is due to the amortization associated with our long-lived assets. These assets include property and equipment, patents and proprietary technology and goodwill.

Accrued liabilities increased at December 31, 2016 by $366,534 when compared to December 31, 2015. The increase is primarily due the accrual of charges for investor relations services and for the accrual of interest expense related to notes payable. Total liabilities increased by $1,575,647 at December 31, 2016 as the result of the increase in accrued liabilities, the recognition of derivative liabilities, and the issuance of additional convertible notes payable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flexpoint Sensor Systems, Inc.

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flexpoint Sensor Systems, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 17, 2017

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS		(revised)
Current Assets
Cash and cash equivalents	$ -	$ 22,706
Accounts receivable, net of allowance of $102,140 and $7,140	84,499	98,557
Notes receivable, net of allowance of $86,806 and $0	-	86,806
Deposits and prepaid expenses	9,348	11,949
Total Current Assets	93,847	220,018
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $586,767 and $586,394	10,823	-
Patents and Proprietary Technology, net of accumulated
amortization of $876,037 and $793,103	96,358	179,292
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,104,495	$ 5,302,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 172,602	$ 160,437
Accounts payable - related party	1,420	322
Accrued liabilities	741,778	375,244
Convertible notes payable, net of discount of $0 and $763,352	1,184,660	205,105
Convertible notes payable to related party, net of discount of
$0 and $0	20,000	40,000
Derivative liabilities	76,295	-
Total Liabilities	2,196,755	781,108
Commitments and contingencies	-	-
Stockholders' Equity

Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
78,363,464 shares and 71,627,114 shares issued and outstanding, respectively	78,363	71,627
Stock subscriptions receivable	-	9,958
Additional paid-in capital	29,052,188	28,569,711
Accumulated deficit	(26,222,811)	(24,129,627)
Total Stockholders' Equity	2,907,740	4,521,669
Total Liabilities and Stockholders' Equity	$ 5,104,495	$ 5,302,777

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2016	2015
		(revised)
Engineering, Contract and Testing Revenue	$ 314,494	$ 138,347

Operating Costs and Expenses
Amortization of patents and proprietary technology	82,934	101,389
Cost of revenue	23,055	6,707
Administrative and marketing expense	878,584	896,003
Research and development expense	318,445	279,138
Total Operating Costs and Expenses	1,303,018	1,283,237

Other Income (Expense)
Interest expense	(1,068,389)	(1,591,993)
Interest income	47	6,396
Loss on extinguishment of debt	(915)	(168,286)
Gain on stock debt exchange	-	156,743
Loss on change in fair value of derivative liabilities	(35,403)	-
Net Other Income (Expense)	(1,104,660)	(1,597,140)

Net Loss	$ (2,093,184)	$ (2,742,030)

Basic and Diluted Loss Per Common Share	$ (0.03)	$ (0.05)

Basic and Diluted Weighted-Average
Common Shares Outstanding	72,404,678	60,339,443

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015(revised) and 2016

	Common	Stock	Additional			Total
			Paid-in	Subscriptions	Accumulated	Stockholder
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance - December 31, 2014	53,377,114	$ 53,377	$ 24,990,927	-	$ (21,387,594)	$ 3,656,710
Beneficial conversion features	-	-	2,287,505	-	-	2,287,505

Shares issued for convertible notes	14,850,000	14,850	760,223	-	-	775,073

Shares issued in settlement of accrued liabilities	3,400,000	3,400	282,400	-	-	285,800

Stock subscription receivable	-	-	-	9,958	-	9,958

Stock options issued	-	-	248,656	-	-	248,656
Net loss	-	-	-	-	(2,742,030)	(2,742,030)

Balance – December 31, 2015	71,627,114	71,627	28,569,711	9,958	(24,129,627)	4,521,669

Prior-period adjustments	-	-	-	-	(160,000)	(160,000)

Beneficial conversion features	-	-	118,083	-	-	118,083

Shares issued for convertible notes	6,650,000	6,650	328,368	-	-	335,018

Stock issued for stock subscription	86,350	86	9,872	(9,958)	-	-

Stock options issued	-	-	26,154	-	-	26,154
Net loss	-	-	-	-	(2,093,184)	(2,093,184)

Balance - December 31, 2016	78,363,464	$ 78,363	$ 29,052,188	-	$ (26,222,811)	$ 2,907,740

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2016	2015
Cash Flows from Operating Activities:		(revised)
Net loss	$ (2,093,184)	$ (2,742,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	373	-
Bad debt expense	181,806	4,539
Stock-based compensation	26,154	248,656
Stock subscription for compensation	-	9,958
Amortization of patents and proprietary technology	82,934	101,389
Amortization of discount on note payable	922,327	1,473,341
Loss (Gain) on extinguishment of debt	915	168,286
Loss (Gain) on conversion of notes payable to common stock	-	(156,743)
Loss (Gain) on change in fair value of derivative liabilities	35,403	-
Changes in operating assets and liabilities:
Accounts receivable	(80,942)	(24,048)
Deposits and prepaid expenses	2,601	(60)
Accounts payable	12,165	(28,641)
Accounts payable – related party	1,098	(390)
Accrued liabilities	402,219	368,816
Net Cash Used in Operating Activities	(506,131)	(576,927)
Cash Flows from Investing Activities:
Note receivable interest income	-	(6,336)
Payment for note receivable	-	(51,157)
Payment for equipment	(11,196)	-
Payments for patents	-	(2,181)
Net Cash Used in Investing Activities	(11,196)	(59,674)
Cash Flows from Financing Activities:
Proceeds from borrowings under note payable	-	51,000
Proceeds from borrowings under convertible note payable	460,000	590,000
Proceeds from borrowings under convertible note payable – related party	20,000	-
Proceeds from bank overdrafts	14,621	-
Net Cash Provided by Financing Activities	494,621	641,000
Net Change in Cash and Cash Equivalents	(22,706)	4,399
Cash and Cash Equivalents at Beginning of Period	22,706	18,307
Cash and Cash Equivalents at End of Period	$ -	$ 22,706
Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
Supplemental Disclosure on Noncash Investing and Financing Activities
Convertible notes issued in debt extinguishments	$ -	$ 1,049,824
Recognition of discounts on convertible notes payable	$ 137,426	$ 2,287,505
Recognition of discounts on convertible notes payable	$ 40,892	$ -
Common shares issued in conversion of debt	$ 335,018	$ 775,073
Common shares issued in conversion of accrued liabilities	$ -	$ 285,800
Stock issued for subscription payable	$ 9,958	$ -

The accompanying notes are an integral part of these consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2016 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its wholly owned subsidiary, Flexpoint International,  LLC.  Intercompany transactions and accounts have been eliminated in consolidation.

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

Fair Value Measurements - The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the party’s own credit risk.

Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

The carrying value of the Company’s cash, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

The Company has classified the inputs used in valuing its derivative liabilities as Level 3 inputs. The Company valued its derivatives using the binomial lattice model. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed below are that of volatility and market price of the underlying common stock of the Company.

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $102,140 and $7,140 in the years ended December 31, 2016 and 2015, respectively.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method.

Going Concern– The Company suffered losses of $2,093,184 and $2,742,030 and used cash in operating activities of $506,131 and $576,927 during the years ended December 31, 2016 and 2015, respectively.  At December 31, 2016, the Company had an accumulated deficit of $26,222,811. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2016 the Company raised $4,959,278 in additional capital, including accrued interest, through the issuance of long and short-term notes to related and other parties. All of the notes had an annual interest rate of 10% or 15% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $0.05 to $0.20 per share with maturity dates of December 31, 2016.  In October 2015, the Company issued 3,400,000 shares of its restricted common stock to extinguish $330,000 of accrued liabilities arising from investor relations services at an average price of $0.084 per share. In November and December of 2015, $470,000 in convertible notes were converted into 9,400,000 shares of the Company’s restricted common stock at a conversion price of $0.05 per share.

In June of 2016 a stock subscription in the amount of $9,958 was converted into 86,350 shares of restricted common stock. In November of 2016, $335,018 in convertible notes and accrued interest were converted into 6,650,000 shares of restricted common stock at an average conversion price of approximately $0.05 per share.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the year ended December 31, 2016.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the year ended December 31, 2016.

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

Stock-Based Compensation – The Company recognizes the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.   All share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period. For the years ended December 31, 2016 and 2015, the Company recognized expense for stock-based compensation of $26,154 and $248,656, respectively.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2016 and 2015, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 23,399,094 and 16,165,502, respectively, of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represents a significant portion of revenue, accounts receivable and notes receivable.  During the year ended December 31, 2016, a customer who manufacturers toys represented 38% of sales and represented 17% of accounts receivable.  A customer who is utilizing our technology for commercialization in shoes represented 68% of accounts receivable and 100% of notes receivable at December 31, 2016. The Company has a strong relationship with these customers and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.  The Company has the option, under one of the notes receivable, to convert the principal and interest into equity of the customer

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board Accounting Codification (ASC) 740: Income Taxes.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

Recent Accounting Pronouncements –  In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740); Intra-Entity Transfers of Assets Other Than Inventory.  This ASU requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date.  The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory.  The tax consequences were previously deferred until the asset is sold to a third part or recovered through use.  This guidance will become effective on January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments.  This ASU addresses the following eight specific cash flow issues:  Debt costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  This guidance will become effective on January 1, 2018. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718); Improvements to Employee Share-Based Payments Accounting.  The ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows.  This guidance will become effective January 1, 2017.  We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

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

On April 9, 2013, the parties of the above referenced litigation reached a favorable universal settlement agreement that reinforces the Company's rights to the intellectual properties and their related products, including the medical bed. In order to secure the Company had exclusive rights to all patents and intellectual properties associated with this litigation the Company advanced to Mr. deGreef $25,000 to bring current all of the filing and maintenance fees for the patents detailed in the law suit. The advance is secured by a promissory note with an annual interest rate of 10% to be paid no later than December 31, 2015. During 2016 the Company established an allowance of $31,813 for the note receivable from Mr. deGreef.

On April 1, 2015, the Company paid $51,157 for the assumption and assignment of a convertible promissory note receivable issued by Bend Tech, LLC (“Bend Tech”; one of the Company’s customers – see also Note 1, Concentrations and Credit Risk) and held by a third-party Bend Tech investor (“the Investor”).  The note bears interest at the rate of 10% per annum and had a maturity date of April 1, 2015.  The agreement allows the holder, at its option, to convert the note to a 5% ownership of Bend Tech.  The Company elected to take assignment of those conversion rights, reaching an agreement with the Investor to pay the principle and interest to the Investor at the due date.  Bend Tech is expected to become a more significant customer of the Company as it begins its product introductions, and the Company elected to pay off the note and put itself in position to either receive the payment plus interest of   convert the note into ownership of Bend Tech rather than have an outside investor make such conversion.  As of the date of this report, the note is in default and the Company has not exercised its conversion option. The Company has recorded a bad debt expense charge for the full amount of the note.  During 2016 the Company established an allowance of $54,993 for the note receivable from Bend Tech LLC.

NOTE 3 – DERIVATIVE INSTRUMENTS

The derivative liability as of December 31, 2016, in the amount of $76,295 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2016 and 2015:

Total
Balance, December 31, 2014	-
Recognition of derivative liabilities upon initial valuation	-
Change in fair value of derivative liabilities	-
Conversions of derivative liabilities into equity instruments	-
Balance, December 31, 2015	-
Recognition of derivative liabilities upon initial valuation	40,892
Change in fair value of derivative liabilities	35,403
Conversions of derivative liabilities into equity instruments	-
Balance, December 31, 2016	76,295

During the year ended 2016, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle all convertible instruments.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At December 31, 2016, the Company marked to market the fair value of the derivatives and determined a fair value of $76,295. The Company recorded a loss from change in fair value of derivatives of $35,403 for the year ended December 31, 2016. The fair value of the embedded derivatives was determined using binomial lattice model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 116.02% to 143.14%, (3) weighted average risk-free interest rate of 0.18% to 0.85% (4) expected life of 0.08 to 1.00 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

In accordance ASC 840-15-25, the Company has implemented a sequencing policy with respect to all outstanding convertible instruments. The Company evaluates its contracts based upon earliest issuance date.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	76,295	76,295
Total	$-	$-	$76,295	$76,295

NOTE 4 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $373 and $-0- for the years ended December 31, 2016 and 2015, respectively and is included in the administrative and marketing expense on the statement of operations.   No impairment was recognized during the twelve months ended December 31, 2016. Property and equipment at December 31, 2016 and 2015 consisted of the following:

Property and Equipment
December 31,	2016	2015

Machinery and equipment	$ 543,249	$ 532,053
Office equipment	40,455	40,455
Furniture and fixtures	13,470	13,470
Software	416	416

Total Property and Equipment	597,590	586,394

Less: Accumulated depreciation	(586,767)	(586,394)

Net Property and Equipment	$ 10,823	$ -0-

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2016 and 2015 were as follows:

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 173,313	$ 150,427	$ 22,886
Proprietary Technology	799,082	725,610	73,472
Total Amortizing Asset	$ 972,395	$ 876,037	$ 96,358

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 173,313	$ 134,153	$ 39,160
Proprietary Technology	799,082	658,950	140,132
Total Amortizing Asset	$ 972,395	$ 793,103	$ 179,292

Patent amortization was $16,274 and $19,789 for the year ended December 31, 2016 and 2015, respectively. Amortization related to proprietary technology was $66,660 and $81,600 for the years ended December 31, 2016 and 2015.  Patent and proprietary technology amortization is charged to operations.

Estimated aggregate amortization expense for each of the next three years is $45,798 in 2017, $30,290 in 2018, and $20,270 in 2019, at which time the patents will be fully amortized.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs. As described in ASU 2010-28, ASU 2011-08 and ASC 350-20-35, the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two – step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. The analysis also requires various judgments and estimates, including general and macroeconomic conditions, industry and the Company’s targeted market conditions, as well as relevant entity-specific events; such as a change in the market for the Company’s products and services. After considering the qualitative factors that would indicate a need for interim impairment of goodwill and applying the two-step process described in ASC 350-20-35, paragraphs 4-13, management has determined that the value of Company’s assets is not, “more likely than not” less than the carrying value of the Company including goodwill, and that no impairment charge needs be recognized during the reporting periods.

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

NOTE 6 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2016 and 2015 respectively.  The components of the net deferred tax asset as of December 31, 2016 and 2015, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2016	2015
Operating loss carry forwards	$ 8,062,514	$ 8,131,464
Origination and amortization of interest on convertible notes	840,044	526,453
Allowance for doubtful accounts	61,814	-
Change in derivative liabilities	12,037	-
Options issued for services	646,764	637,872
Total Deferred Tax Assets	$ 9,623,173	$ 9,295,789
Valuation allowance	(9,623,173)	(9,295,789)
Net Deferred Tax Asset	$ --	$ --

Federal and state net operating loss carry forwards at December 31, 2016 and 2015 were $22,742,451and $21,796,597, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards begin to expire in 2020.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2016 and 2015, respectively:

For the Years Ended December 31,	2016	2015
Tax at statutory rate (34%)	$ (711,683)	$ (877,090)
Options issued for services	8,892	84,543
Origination and amortization of interest on convertible notes	313,591	500,936
Allowance for doubtful accounts	61,814	-
Change in derivative liabilities	12,037	-
Change in valuation allowance	(315,348)	(292,411)
Provision for Income Taxes	$ --	$ --

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2016, and 2015, the Company did not recognized any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance sheet at December 31, 2016 and 2015 relating to unrecognized benefits.

The tax years 2016, 2015, 2014 and 2013 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable – Third Parties

On August 8, 2011, the Company entered into a convertible note payable with a former Director for $40,000. This note is due on December 31, 2015, bears an annual interest rate of 10% annual interest (15% default interest) and is secured by business equipment.

During 2015, the Company secured additional financing to cover its ongoing operations in the amount of $590,000 by issuing various convertible notes bearing 10% annual interest (15% default interest), secured by business assets and carrying exercise prices ranging between $0.025 and $0.07 per share. Additionally during 2015, the Company issued $51,000 for a non-

convertible note payable bearing 10% annual interest (15% default interest) and secured by the $51,157 note receivable held by the Company (see Note 2). During 2015, all of these notes (both convertible and non-convertible issued in 2014 and 2015) and accrued interest were either converted into common stock or extinguished and consolidated into two remaining convertible notes payable to two investors in principal amounts of $684,660 and $123,797 (with respective maturity dates of December 31, 2016 and November 30, 2016). Both notes are convertible at $0.05 per share, bear 10% annual interest rates (15% default interest) and are secured by business assets.

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

The fair value of the common stock at the date of the January 26, 2016 advance was $0.08, establishing an intrinsic value of $0.02, which created a Beneficial Conversion Feature (“BCF”) of $16,500.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of December 31, 2016 was $0.

The fair value of the common stock at the date of the February 26, 2016 advance was $0.10, establishing an intrinsic value of $0.04, which created a BCF of $29,167.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of December 31, 2016 was $0.

The fair value of the common stock at the date of the March 31, 2016 advance was $0.07, creating an intrinsic value of $0.01, which created a BCF of $5,333.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of December 31, 2016 was $0.

Since the fair value of the common stock at the date of the April 29, 2016 advance was $0.05, no BCF was recorded.

The fair value of the common stock at the date of the June 10, 2016 advance was $0.07, establishing an intrinsic value of $0.01, which created a BCF of $5,750.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of December 31, 2016 was $0.

The fair value of the common stock at the date of the July 7, 2016 advance was $0.09, creating an intrinsic value of $0.03, which created a BCF of $21,333.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of December 31, 2016 was $0.

The Company entered into a new convertible promissory note for up to $300,000 from a third party on July 1, 2016.  The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2016.  The Company drew $40,000 against that note on August 11, 2016, $40,000 on September 23, 2016, $40,000 on November 1, 2016, and $40,000 on December 1, 2016.

The fair value of the common stock at the date of the August 11, 2016 advance was $0.16, establishing an intrinsic value of $0.09, which created a BCF of $40,000.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of December 31, 2016 was $0.

The fair value of the common stock at the date of the September 23, 2016 advance was $0.08, establishing an intrinsic value of $0.01, which created a BCF of $4,971.  The BCF was recorded as a debt discount and is being amortized over the life of the note. The debt discount remaining as of December 31, 2016 was $0.

The fair value of the common stock at the date of the November 1, 2016 advance was $0.08, establishing an intrinsic value of $0.01, which created a BCF of $5,657.  The BCF was recorded as a debt discount and is being amortized over the life of the note. The debt discount remaining as of December 31, 2016 was $0.

The fair value of the common stock at the date of the December 1, 2016 advance was $0.08, establishing an intrinsic value of $0.01, which created a BCF of $7,429.  The BCF was recorded as a debt discount and is being amortized over the life of the note. The debt discount remaining as of December 31, 2016 was $0.

At December 31, 2016, the principal balance of convertible notes payable was $1,184,660 the unamortized discount was $0 and interest accrued and unpaid was $118,055.  The Company recorded interest expense of $1,006,543 during the year ended December 31, 2016 as it amortized the discount charges generated by the issuance of convertible notes payable.

On November 21, 2016, the Board of Directors approved the conversion of $123,797 in convertible notes held by Liberty Partners, LLC, plus $12,821 in interest accrued and unpaid, to 2,700,000 shares of restricted common stock at an average conversion price of approximately $0.05 per share.  On November 22, 2016, the Board of Directors approved the conversion of $160,000 in convertible notes held by Compass Equity Partners, LLC, plus $38,400 in interest accrued and unpaid, to 3,950,000 shares of restricted common stock at an average conversion price of approximately $0.05 per share.

Convertible Note Payable Related Parties

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

The fair value of the common stock at the date of the September 22, 2016 advance from an officer was $0.08, establishing an intrinsic value of $0.01, which created a BCF of $1,286.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of December 31, 2016 was $0.

At December 31, 2016 the Convertible Notes Payable Related Parties principal was $20,000, the unamortized discount was $0 and interest accrued and unpaid was $621.  The Company recorded interest expense of $1,907 during the year ended December 31, 2016 as it amortized the discount charges generated by the issuance of convertible notes payable.

Due to the Company’s lack of authorized shares necessary to settle these convertible instruments, in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle these convertible instruments. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of the derivatives were $40,892. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 116.02% to 143.14%, (3) weighted average risk-free interest rate of 0..18% to 0.85% (4) expected life of 0.08 to 1.00 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

The determined fair value of the aggregate derivatives of $40,892 was charged as a debt discount up to the net proceeds of the notes. For the year ended December 31, 2016, the Company amortized $40,892 of debt discount to current period operations as interest expense.

NOTE 8 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At December 31, 2016 and 2015, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized.  During the year ended December 31, 2016, there were 6,736,350 shares of common stock issued.  During the year ended December 31, 2015, there were 18,250,000 shares of common stock issued.

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

In June 2016, the Board of Directors approved the issuance of 86,350 shares of restricted common stock to an employee to fully satisfy the terms of a stock subscription agreement.

In November 2016, the Board of Directors approved the conversion of $123,797 in convertible notes held by Liberty Partners, LLC, plus $12,821 in interest accrued and unpaid, to 2,700,000 shares of restricted common stock at an average price of approximately $0.05 per share.

In November 2016, the Board of Directors approved the conversion of $160,000 in convertible notes held by Compass Equity Partners, LLC, plus $38,400 in interest accrued and unpaid, to 3,950,000 shares of restricted common stock at an average price of approximately $0.05 per share.

NOTE 9 – STOCK OPTION PLANS

On August 25, 2005, the Board of Directors of the Company approved and adopted the 2005 Stock Incentive Plan (the Plan). The Plan became effective upon its adoption by the Board and continued in effect for ten years, terminating on August 25, 2015. This plan was approved by the stockholders of the Company at their annual meeting of shareholders on November 22, 2005. Under the Plan, the exercise price for all options issued will not be less than the average quoted closing market price of the Company’s trading common stock for the thirty day period immediately preceding the grant date plus a premium of ten percent. The maximum aggregate number of shares that may be awarded under the plan is 2,500,000 shares.  The Company continues to utilize the Black-Scholes option-pricing model for calculating the fair value of the options granted as defined by ASC Topic 718, which is an acceptable valuation approach under ASC 718. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock.

On August 24, 2015, the Board of Directors approved the issuance of options to purchase 2,185,000 shares of the Company’s common stock.  Of the total issued, 1,960,000 options were issued to replace options held by directors and employees which were to expire and 225,000 options were issued to new employees.  Of the options issued, 640,000 have an option price of $0.14 per share, 900,000 have an option price of $0.15 per share, 396,667 have an option price of $0.20 per share, and 33,333 have an option price of $0.25 per share.  Options issued as replacement shall have immediate vesting terms. Options which are not replacements shall vest over a two year four month period in equal installments on the last day of 2015, 2016 and 2017, respectively.

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

Between August 25, 2005 and December 31, 2016, the Company granted options to employees to purchase an aggregate 3,096,000 shares of common stock at exercise prices ranging from $0.15 to $2.07 per share.  The options vest over three years and expire 10 years from the date of grant.  The Company used the following assumptions in estimating the fair value of the options granted:

•

Market value at the time of issuance – Range of $0.14 to 2.07

•

Expected term – Range of 3.7 years to 10.0 years

•

Risk-free interest rate – Range of 1.60% to 4.93%

•

Dividend yield – 0%

•

Expected volatility – 200% to 424%

•

Weighted-average fair value - $0.16 to $2.07

As of the years ended December 31, 2005 through 2016, the Company recognized a total of $2,423,825 of stock-based compensation expense, which includes charges of $26,451 in 2016 and $248,656 in 2015, leaving $19,944 and $46,009 in unrecognized expense as of December 31, 2016 and 2015, respectively. There were 2,185,000 and 2,185,000 employee stock options outstanding at December 31, 2016 and 2015, respectively.

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2016, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.16	9.66	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.16	8.66	$ --
Exercisable at the end of Period	1,970,000	$ 0.16	8.65	$ --

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

NOTE 10 –COMMITMENTS AND CONTINGENCIES

The Company currently occupies a manufacturing facility in Draper, Utah. The lease on the facility expired on December 31, 2014, at which time the Company entered into a three year extension which will expire on December 31, 2017.  Either party may terminate the lease upon 90 day written notice.  Under the terms of the lease the Company paid $8,950 per month in 2015 (the same rate as in 2014), paid $9,300 per month in 2016 and will pay $9,600 per month in 2017.

NOTE 11 – RELATED PARTY TRANSACTIONS

At December 31, 2016 and 2015, the Company had accounts payable of $1,420 and $322 to its Chief Executive Office for reimbursement of various operating expenses paid by him in the course of business.

On July 1, 2016 and September 22, 2016, the Company issued two promissory notes for $10,000 each to an officer of the Company.  The notes bear interest at the rate of 10%, have a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2016.

NOTE 12-REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

The Company identified an error relating to the calculation of the gain on stock debt exchange during the year ended December, 2015. The effect of the error is to increase notes payable and net loss by $160,000 for the year ended December 31, 2015.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company has determined that the impact of adjustments relating to the correction of this accounting error are not material to previously issued annual audited consolidated financial statements.  Accordingly, these changes are disclosed herein and will be disclosed prospectively.

As a result of the aforementioned correction of accounting errors, the relevant annual financial statements have been revised as follows:

Effects on financials for the Year Ended December 31, 2015:

	December 31, 2015
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised

Convertible debentures	45,105	160,000	205,105

Accumulated deficit	(23,969,627)	(160,000)	(24,129,627)

Total stockholders’ deficit	4,681,669	(160,000)	4,521,669

	For the Year Ended December 31, 2015
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Revised

Gain on stock debt exchange	316,743	(160,000)	156,743

Net other income (expense)	(1,437,140)	(160,000)	(1,597,140)
Net loss for the period	(2,582,030)	(160,000)	(2,742,030)
Loss per common share	$ (0.04)	$(0.01)	$(0.05)

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company has drawn $120,000 against the convertible note with Capital Communications, LLC dated July 1, 2016.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with accountants on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the period December 31, 2016.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2016, our internal control over financial reporting was not effective at that reasonable assurance level.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general. We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Mr. Ruland J.Gill resigned as a director of the Company in November 2016 after serving the Company as a director for over 10 years.  Mr. Gill decided to resign his directorship with the Company to pursue other interests.  He has not expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.   The board of directors has elected not to fill the vacancy on the board of directors until a later date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are listed below, with their respective ages, positions and biographical information.  Our bylaws provide that the directors shall be divided into three classes.  A class of directors shall be elected for a one-year term, a class of directors for a two-year term and a class of directors for a three-year term.  At each succeeding annual meeting of stockholders, successors to the class of directors whose term expires at that meeting shall be elected for a three-year term.  We currently have a vacancy in the one-year term.  Our executive officers are chosen by our board of directors and serve at its discretion. There are no family relationships between or among any of our directors and executive officers.

Name	Age	Position Held	Director Term of Office
Clark M. Mower	70	President, CEO and Director	From November 2005 until next annual meeting
John A. Sindt	72	Chairman of the Board	From November 2005 until next annual meeting

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

AUDIT COMMITTEE

Our audit committee consists of our Board of Directors. Our audit committee has a charter and management believes Mr. Mower qualifies as an audit committee financial expert because of his extensive experience in finance. Based upon the definition of independent director under NASDAQ Stock Market Rule 5605(a) (2), Mr. Mower is not independent of management.

OTHER COMMITTEES

We do not have a standing nominating committee for directors or a compensation committee. Our entire board of directors, including Messrs. Mower and Sindt, act as our nominating and compensation committee.

CODE OF ETHICS

We adopted a Business Ethics and Code of Conduct in November 2000.  Upon written request we will provide a copy of the Business Ethics and Code of Conduct to any person without charge.  Address your request to:

Shareholder Communications

Flexpoint Sensor Systems, Inc.

106 West Business Park Drive

Draper, Utah 84020

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2016, we believe Clark Mower filed late Forms 4 related to 3 transactions.

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

The following table shows the compensation paid to our Chief Executive Officer, Principal Financial Officer, and our most highly compensated executive officer for the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO, PFO and Director	2016 2015	$ 72,000 $ 70,000	$ 0 $128,354	$ 0 $ 0	$ 72,000 $ 200,687

(1)

 Represents value of options granted computed in accordance with FASB ASC Topic 718.

On August 24, 2015 our board of directors authorized the grant of options to purchase 1,100,000 shares of common stock to our President and CEO, Clark M. Mower.  Of the options, 500,000 may be exercised at $0.15 per share and the remaining 600,000 may be exercised at $0.20 per share.  These options to purchase shares were granted in consideration for Mr. Mower accepting a voluntary salary reduction over the first six months of 2012 and, because the Company did not meet its projected revenues during the year ending December 31, 2014, Mr. Mower continued to voluntarily take a reduced salary through the end of 2016. The options were granted under the 2005 Stock Incentive Plan.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to our named executive officers as of December 31, 2016.

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Clark M. Mower, CEO, President and Director	500,000 400,000	0 200,000	0 0	$0.15 $0.20	8/25/25 8/25/25

DIRECTOR COMPENSATION

We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2016.  This chart also includes individual compensation arrangements described below.

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

The Plan became effective upon its adoption by the Board and continued in effect for a term of ten (10) years.  The Plan expired August 25, 2015. The maximum aggregate number of shares of common stock that could be sold under the Plan was 2,500,000 shares. The term of each option and its exercise price was stated in an option agreement; provided that the term does not exceed ten (10) years from the date of grant.  The plan provided that a grant of a stock option to an employee shall have an exercise price of no less than 110% of the fair market value per share on the date of grant.  As a condition of the grant, vesting or exercise of an option granted under the Plan, the participant shall be required to satisfy any applicable federal, state, local or foreign withholding tax obligations that may arise in connection with the grant, vesting or exercise of the option or the issuance of shares.

Pursuant to the Plan, on August 24, 2015, the Board approved the surrender and cancellation of 1,540,000 options granted to five officers and employees and in exchange granted options to purchase 1,960,000 to those individuals.   In addition, the Board granted options to purchase 225,000 shares to two employees.

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 78,363,464 shares of common stock outstanding as of April 14, 2017, plus an aggregate of 1,100,000 shares which the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
First Equity Holdings Corp. First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, Utah 84106	5,985,858 (1)	7.6

(1)

Includes 743,000 shares held by an officer of First Equity Holdings Corp.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Clark M. Mower	1,789,100 (1)	2.7
John A. Sindt	1,430,838 (2)	1.8

Directors and officers as a group	3,219,938	4.1

(1)

Represents 889,100 shares and vested options to purchase 900,000 shares.

(2)

Represents 1,230,838 shares held by Mr. Sindt, and vested options to purchase 200,000 shares.

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

On July 1 and September 21, 2016, the Company issued two convertible notes payable to President and CEO, Clark M. Mower, in the amount of $10,000 each.  The notes bear interest at the rate of 10% per year.  Both notes are convertible into shares of restricted common stock at $0.07 per share.

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

On August 24, 2015, John A. Sindt, the Chairman of the Board, surrendered options to buy 180,000 common shares and in exchange was granted options to buy 200,000 common shares under the 2005 Stock Incentive Plan.  The options vested upon grant and are exercisable at $0.25 per share and are valued at $26,980.

DIRECTOR INDEPENDENCE

An independent director is defined under NASDAQ Stock Market Rule 5605(a) (2). This rule defines persons as "independent" who are neither officers nor employees of the company and have no relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.  We do not currently have a director who qualifies as independent.

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

	2016	2015
Audit fees	$ 22,000	$ 21,000
Audit-related fees	0	0
Tax rel Tax fees	$ 1,700	$ 1,700
All oth All other fees	0	0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The audited financial statements of Flexpoint Sensor Systems, Inc are included in this report under Item 8 on pages 19 to 36.

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

10.2

Addendum to Lease Agreement between Flexpoint Sensor and Handstands, dated January 1, 2015 (Incorporated by reference to exhibit 10.3 of Form 10-K, filed April 14, 2016) .

10.3

Form of Notice of Stock Option Grant, dated August 24, 2015

(Incorporated by reference to exhibit 10.4 of Form 10-K, filed April 14, 2016)

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

Date:  April 17, 2017

By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 17, 2017

 /s/ Clark M. Mower

Clark M. Mower

President

Chief Executive Officer

Principal Financial Officer

Director

Date:  April 17, 2017

 /s/ John A. Sindt

John A. Sindt

Chairman of the Board