Form 10-Q
period 2017-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2017-05-15
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2017

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

801-568-5111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 78,363,464 as of May 15, 2017.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2017 and	3
	December 31, 2016 (Audited)

	Condensed Consolidated Statements of Operations (Unaudited) for the Three	4
	Months Ended March 31, 2017 and 2016

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the	5
	Three Months Ended March 31, 2017 and 2016

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16

Item 4.	Controls and Procedures	16

PART II: OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2017, the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2016 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 18, 2017.  The results of operations for the three months ended March 31, 2017 and 2016, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2016 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 998	$ -
Accounts receivable, net of allowance for bad debts of $102,140 and $102,140	67,919	84,499
Deposits and prepaid expenses	9,359	9,348
Total Current Assets	78,276	93,847
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $587,327 and $586,787	10,263	10,823
Patents and Proprietary Technology, net of accumulated
amortization of $894,460 and $876,037	77,934	96,358
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,069,940	$ 5,104,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 179,278	$ 172,602
Accounts payable - related party	-	1,420
Accrued liabilities	831,336	741,778
Convertible notes payable	1,304,660	1,184,660
Convertible notes payable to related party	20,000	20,000
Derivative liabilities	115,269	76,295
Total Liabilities	2,450,543	2,196,755

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
78,363,464 shares and 78,363,464 shares issued and outstanding	78,363	78,363
Additional paid-in capital	29,055,342	29,052,188
Accumulated deficit	(26,514,308)	(26,222,811)
Total Stockholders' Equity	2,619,397	2,907,740
Total Liabilities and Stockholders' Equity	$ 5,069,940	$ 5,104,495

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2017	2016

Design, Contract and Testing Revenue	$ 61,065	$35,165

Operating Costs and Expenses
Amortization of patents and proprietary technology	18,423	23,741
Cost of revenue	4,136	1,344
Administrative and marketing expense	164,726	177,420
Research and development expense	79,366	80,059

Total Operating Costs and Expenses	266,651	282,564

Other Income and Expenses
Interest expense	(101,610)	(223,891)
Interest income	12	1,915
Gain (loss) on change in fair value of derivative liabilities	15,687	-

Net Other Income (Expense)	(85,911)	(221,976)

Net Loss	$ (291,497)	$ (469,375)
Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	78,363,464	71,627,114

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$ (291,497)	$ (469,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock subscription for compensation	--	1,000
Stock-based compensation expense	3,154	8,401
Amortization of patents and proprietary technology	18,424	23,741
Amortization of discount on note payable	--	198,275
Depreciation	560	--
Gain/(loss) on change in fair value of derivative liabilities	(15,687)	--
Interest expense recognized for derivative liabilities	54,661	--
Changes in operating assets and liabilities:
Accounts receivable	16,580	(12,470)
Deposits and prepaid expenses	--	2,637
Accounts payable	6,668	7,992
Accounts payable – related parties	(1,420)	2,713
Accrued liabilities	104,176	99,074
Net Cash Used in Operating Activities	(104,381)	(138,012)

Cash Flows from Investing Activities:
Note receivable interest income	--	(1,915)
Net Cash Used in Investing Activities	--	(1,915)
Cash Flows from Financing Activities:
Repayments of bank overdrafts	(14,621)	--
Proceeds from borrowings under convertible note payable	120,000	150,000
Net Cash Provided by Financing Activities	105,379	150,000

Net Change in Cash and Cash Equivalents	998	10,073
Cash and Cash Equivalents at Beginning of Period	--	22,706
Cash and Cash Equivalents at End of Period	998	$ 32,779

Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --
Cash paid for interest	$ --	$ --
Supplemental Disclosure on Noncash Investing and Financing Activities
Recognition of discounts on convertible notes payable	$ --	$ 51,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its former subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 18, 2017. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through March 31, 2017 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $102,140 and $102,140 in the periods ended March 31, 2017 and December 31, 2016, respectively.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the period ended March 31, 2017 and during the year ended December 31, 2016.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the period ended March 31, 2017 and during the year ended December 31, 2016.

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

Stock-Based Compensation – The Company recognizes the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.   All share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period. For the periods ended March 31, 2017 and 2016, the Company recognized expense for stock-based compensation of $3,154 and $0, respectively.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At March 31, 2017 and March 31, 2016, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 25,942,815 and 21,720,103, respectively, of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable.  During the three month period ended March 31, 2017, a customer who manufacturers toys represented 64% of sales and represented 27% of accounts receivable.  The Company has a strong ongoing relationship with this customer with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board Accounting Codification (ASC) 740: Income Taxes.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized

Recent Accounting Pronouncements - In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-04, “Intangibles – Goodwill and Other (Topic 350).”  This ASU was issued to simplify the annual goodwill impairment assessment process.  Currently, the first step of the impairment test requires an entity to compare the fair value of the reporting unit with its carrying value, including goodwill.  If, as a result of this analysis, the entity concludes there is an indication of impairment in a reporting unit having goodwill, the entity is required to perform the second step of the impairment analysis, determining the amount of goodwill impairment to be recorded.  The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount.  This exercise requires the entity to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit.  Any remaining fair value would be the implied fair value of goodwill on the testing date.  ASU 2017-04 eliminates the second step of the impairment analysis.  Accordingly, if the first step of a quantitative goodwill impairment analysis performed after adoption of this ASU indicates that the fair value of a reporting unit is less than its carrying value, the goodwill of that reporting unit would be impaired to the extent of that difference.  The Company must adopt this ASU in 2020, but early adoption is permitted.  However, if there is an indication of potential impairment of goodwill as a result of an annual impairment assessment prior to 2020, the Company will evaluate the impact of ASU 2017-04 and could elect to early adopt this ASU.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715).” This ASU was issued to improve the presentation of net periodic pension and other postretirement benefit costs.  The Company must adopt this ASU beginning January 1, 2018.  The Company does not currently have a pension or retirement plan to which it contributes and therefore believes it will not have an impact on its financial statements and statements of operations.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Topic 310-20).”  The ASU amends the amortization period for certain purchased callable debt securities held at a premium. The update requires premiums to be amortized over the period to the earliest call date.  The new standard has an effective adoption date of January 1, 2019.  Early adoption is permitted.  The Company is analyzing the impact of this new standard.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 2 – DERIVATIVE INSTRUMENTS

The derivative liability as of March 31, 2017, in the amount of $115,269 has a Level 3 fair value classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2017 and December 31, 2016:

Total
Balance, December 31, 2015	-
Recognition of derivative liabilities upon initial valuation	40,892
Change in fair value of derivative liabilities	35,403
Conversions of derivative liabilities into equity instruments	-
Balance, December 31, 2016	76,295
Recognition of derivative liabilities upon initial valuation	54,661-
Change in fair value of derivative liabilities	(15,687)
Conversions of derivative liabilities into equity instruments	-
Balance, March 31, 2017	115,269

During the year ended 2016 and the period ended March 31, 2017, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle all convertible instruments.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At March 31, 2017, the Company marked to market the fair value of the derivatives and determined a fair value of $115,269. The Company recorded a gain from change in fair value of derivatives of $15,687 for the three month period ended March 31, 2017. During the three months ended March 31, 2017, the Company recorded additional interest expense of $54,661 in connection with the recognition of derivative liabilities. The fair value of the embedded derivatives was determined using binomial lattice model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 123.09% to 135.66%, (3) weighted average risk-free interest rate of 0.76% to 0.97% (4) expected life of 0.75 to 0.98 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

In accordance ASC 840-15-25, the Company has implemented a sequencing policy with respect to all outstanding convertible instruments. The Company evaluates its contracts based upon earliest issuance date.

As of March 31, 2017, liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	115,269	115,269
Total	$-	$-	$115,269	$115,269

Convertible Notes Payable

The Company entered into a new convertible promissory note for up to $300,000 from a third party on July 1, 2016. The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2016.  The Company drew $160,000 against that note during 2016 and $40,000 on January 6, $40,000 on January 31, $40,000 on March 7, 2017 and the balance of $20,000 on April 28, 2017.

On August 8, 2011, the Company entered into a convertible note payable with a former Company Director for $40,000. This note is due on December 31, 2015, bears an annual interest rate of 10% annual interest (15% default interest) and is secured by business equipment.

Convertible Note Payable Related Party

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

The fair value of the common stock at the date of the September 22, 2016 advance from an officer was $0.08, establishing an intrinsic value of $0.01, which created a BCF of $1,286.  The BCF was recorded as a debt discount and is being amortized over the life of the note.  The debt discount remaining as of March 31, 2017 was $0.

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

On August 24, 2015, the Board of Directors approved the issuance of options to purchase 2,185,000 shares of the Company’s common stock.  Of the total issued, 1,960,000 options were issued to replace options held by directors and employees which were to expire and 225,000 options were issued to new employees.  Of the options issued, 640,000 have an option price of $0.14 per share, 500,000 have an option price of $0.15 per share, 995,000 have an option price of $0.20 per share, and 50,000 have an option price of $0.25 per share.  Options issued as replacement shall have immediate vesting terms. Options which are not replacements shall vest over a two year four month period in equal installments on the last day of 2015, 2016 and 2017, respectively.  We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

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

•

Expected volatility – 200% to 424%

•

Weighted-average fair value - $0.16 to $2.07

As of the three months ended March 31, 2017, the Company recognized a total of $3,154 of stock-based compensation expense, leaving $15,024 in unrecognized expense as of March 31, 2017. During the three months ended March 31, 2016, the Company recognized $8,401 in stock-based compensation expense. There were 2,185,000 and 2,185,000 employee stock options outstanding at March 31, 2017 and December 31, 2016, respectively.

A summary of all employee options outstanding and exercisable under the plan as of March 31, 2017, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.16	8.66	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.17	8.41	$ --
Exercisable at the end of Period	1,836,667	$ 0.17	8.41	$ --

NOTE 4 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At March 31, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized.  No shares of stock were issued during the three months ended March 31, 2017.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company currently occupies a manufacturing facility in Draper, Utah. The lease on the facility expired on December 31, 2014, at which time the Company entered into a three year extension which will expire on December 31, 2017.  Either party may terminate the lease upon 90 day written notice.  Under the terms of the lease the Company paid $8,950 per month in 2015 (the same rate as in 2014), $9,300 per month in 2016 and will pay $9,600 per month in 2017.

NOTE 6 – RELATED PARTY TRANSACTIONS

At March 31, 2017 and December 31, 2016, the Company had accounts payable of $0 and $1,420 to its Chief Executive Office for reimbursement of various operating expenses paid by him in the course of business.

NOTE 7- SUBSEQUENT EVENTS

On April 17, 2017, the Company issued a convertible note in the amount of $20,000 to its Chief Executive Officer.  The proceeds of the note were used to fund operating expenses.  The note has an annual interest rate of 10% and has a conversion feature for restricted common shares at $0.07 per share.

On April 28, 2017 the Company drew $20,000 against a convertible promissory note for up to $300,000 from a third party, the proceeds of which will be used to fund operating expenses. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The note has a conversion feature for restricted common shares at $.07 per share.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is principally engaged in designing, engineering and manufacturing bend sensor technology and products using Bend Sensor® technology, (a flexible potentiometer technology).  We continue to make further improvements to our technologies, manufacturing and developing fully integrated devices and related products that we have been marketing and selling to a variety of companies in diverse industries.  We are negotiating and signing agreements and contracts that have provided some limited revenues and have proven that our sensors are more durable, adaptable and cost effective than any other product currently on the market.  We own five patents, including patents on specific devices that use the Bend Sensor® and have exclusive rights through licensing agreements to other patents and devices.

We are continuing to develop and enhance our intellectual properties that will result in additional patents being filed. The Company currently manufactures, and has jointly developed, eighteen products that are being sold and supplied to current customers and we continue to receive orders for custom prototype sensors as well as our standard sensors.  Our sales and marketing efforts have been targeted toward the development of new relationships with clients while maintaining and strengthening relationships already developed with several Tier 1 (major) suppliers in the automotive industry.  We have built and shipped orders to a number of these companies to enable them to test the utilization of our sensors into their existing and developing product lines.  During the balance of 2017 we plan to focus our marketing efforts on a number of larger domestic and international companies that have applications which have the potential to greatly increase the volume of sensors we are currently manufacturing.

The Company continues to develop relationships in a number of application fields.  In March 2017 we announced a collaborative working arrangement with 11 Health and Technologies Inc. to develop next generation products in the medical industry.  Flexpoint has also established relationships with several other medical IoT vendors.  These include companies like 11Health, Neofect, Gloreha and YouReHab; all with a focus on medical rehabilitation with a different approach.  Products from these companies range from gloves to prosthetics to virtual reality, all with the intention of improving medical health or medical rehab.  Medical IoT sensor volume is expected to be more than 50,000 sensors in 2017.

Also, in March 2017 we announced a collaborative relationship with CaptoGlove, a company which manufactures a wearable virtual reality gaming motion controller.  Our companies will work together to deliver innovative, integrated virtual reality/augmented reality (VR/AR) systems to mass markets.  We are currently working to fill orders against purchase orders for sensors utilized in their products.  Their ground-breaking glove systems, combined with unique, leading edge software applications, also adapt to a wide range or other applications, including health rehabilitation, unmanned systems control, smartphone interaction and professional training across multiple industries.  In May of 2017 we announced that Virtual reality/augmented reality (VR/AR) continues to be a focus of Flexpoint’s because it has proven to be an incredibly fast growing multi-billion industry.   ManusVR and Virtual Motion Labs both have products that are currently commercially available and feature the Flexpoint Bend

Sensor®.   CaptoGlove along with a few other companies are all expected to release Bend Sensor® products in 2017. Flexpoint expects the purchase orders that are currently being fulfilled for ManusVR and CaptoGlove to significantly ramp up in volume and frequency throughout 2017.

Purchase orders were also recently received from NoDNA GmbH, a new customer who provides advanced robotics solutions.  This customer serves an expanding global customer base comprised of professional organizations, governmental entities and their sub-suppliers, as well as hobbyists and entrepreneurs.

The Company began selling and distributing sensors through two resellers in 2016.  Flexpoint has since greatly increased its relationships with resellers and is currently working with seven resellers across diverse industries. Some of these companies include Amazon, NoDNA, RobotShop, Oz Robotics, Karlsson Robotics, SPI and Infusion Systems.  We are receiving recurring sales from these resellers with most experiencing a growing number of sensors ordered each time.  We anticipate that Sensor volume sold in 2017 through these channels should approach 25,000.

The biggest revenue contributors during the 2017 second quarter are expected to be glove based products and the toy relationship.  Flexpoint, year-to-date, has delivered on approximately 150,000 sensors for its partnership with the toy manufacturer.  The Company expects annualized volumes for 2017 to be in excess of one million sensors.  Sensor volume from glove based applications is expected to exceed 175,000 in 2017.

Our patented technology continues to gain recognition in various markets and industries as evidenced by orders from a Fortune 100 automotive maker for our horn system.  Although, so far the volumes for our applications and devises have been relatively small we continue to receive follow up orders for the universal sensor that we jointly developed. We expect to receive additional orders from other customers for this sensor as it becomes more recognizable in the market. Currently our customers for this type of sensor include companies in the following industries: automobiles, trucking, emergency vehicles, public transportation, military and other governmental entities. As anticipated, the Company is beginning to see the potential for more significant volumes and revenues from the sale of this sensing devise over the next year and beyond.

Finalizing additional long-term revenue generating production contracts with other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to, and are dependent upon, our ability to attract significant long-term production contracts.  In the short term, we must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we have made positive strides forward with our business plan, it is likely that significant progress may not occur for the next six to nine months, primarily due to the time it takes for negotiating such contracts.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable over the next six to nine months.

In May the Company also announced that initial clinical tests for Haemoband have completed.  Haemoband is expected to incorporate the Bend Sensor® in multiple product and device types that will launch beginning in late 2017.  It is anticipated that production orders for these new products will begin in the second half of 2017 and are expected to significantly increase in 2018.

The product launch of a wearable shoe application will take place in Europe in the second half of 2017.  The second half of this year will also see the product launch in North America of a medical orthotics shoe product.  Between these two products, sensor volume is estimated to be 175,000.

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

Management believes that our current cash burn rate is approximately $75,000 per month and the proceeds from the convertible notes and our manufacturing, engineering and design fees will not totally fund our anticipated growth in operations. We will therefore need to raise additional financing. We believe that this additional financing will provide the needed capital to extend operations to the development and production of our growing product offerings and growing manufacturing opportunities. However, we may not be able to obtain financing, or the sources of financing, if any, may not continue to be available, and if available, they may be on terms unfavorable to us.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at March 31, 2017 consisted of our operating lease of $9,600 per month, and total liabilities of $2,450,543, which includes $1,324,660 of convertible notes payable.  Accrued liabilities at March 31, 2017, were $831,336 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

During the three months ending March 31, 2017, the Company has raised an additional $120,000 in operating capital through the issuance of short-term notes.  The notes have an annual interest rate of 10% and a default rate of 15% annually. The notes, which total $1,324,660, are secured by the Company’s business equipment and have a conversion feature for restricted common shares at $0.05 to $0.07 per share.

The Company has a major customer who represents a significant portion of revenue and accounts receivable.  During the three months ended March 31, 2017, the customer represented 64% of sales and represents 27% of accounts receivable at March 31, 2017.  The Company has a strong ongoing relationship with this customer with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies

OFF-BALANCE SHEET ARRANGEMENTS

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2016 and for the three months ending March 31, 2017, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2016, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

We test long-lived assets for impairment annually or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long-lived assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Impairment tests are conducted on an annual basis and, should they indicate a carrying value in excess of fair value, a charge may be required.

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the three month periods ended March 31, 2017 and 2016 we recognized $3,154 and $8,401, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2017 and 2016, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2016 and 2015.

THREE MONTH PERIOD ENDED MARCH 31, 2017:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	March 31, 2017	March 31, 2016
Design, contract and testing revenue	$ 61,065	$ 35,165
Total operating costs and expenses	266,651	282,564
Net other income (expense)	(85,911)	(221,976)
Net loss	(291,497)	(469,375)
Basic and diluted loss per common share	(0.00)	(0.01)

For the three months ending March 31, 2017 revenue was $61,065, a $25,900 increase when compared to the same period in 2016. The majority of the revenue for this period came from production products. The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

We received revenue from repeat orders from our existing customers, design contract, and development engineering. Revenue from the sale of a product is recorded at the time of shipment to the customer.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.

Of the $266,651 and $282,564 total operating costs and expense for the three months ending March 31, 2017 and 2016, respectively, $79,366 and $80,059 were for direct research and development cost, respectively. For the three months ended March 31, 2017, total operating expenses decreased by $15,910 when compared to the same period in 2016, due primarily to reduced amortization charges and professional fees.

Other expense for the three month period ended March 31, 2017 was $85,911, a $136,065 decrease compared to the same period in 2016.  The decrease is attributable to beneficial conversion charges on the convertible notes.

A net loss of $291,497 was realized for the three months ended March 31, 2017.  A net loss of $469,375 was realized for the three month period ended March 31, 2016.

The chart below represents a summary of our condensed consolidated balance sheets at March 31, 2017 and December 31, 2016.

SUMMARY OF BALANCE SHEET INFORMATION

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$ 998	$ -
Total current assets	78,276	93,847
Total assets	5,069,940	5,104,495
Total liabilities	2,450,543	2,196,755
Deficit accumulated	(26,514,308)	(26,222,811)
Total stockholder’s equity	$ 2,619,397	$ 2,907,740

Cash and cash equivalents increased by $998 at March 31, 2017 compared to December 31, 2016. The increase in cash is due to the timing of payment of expenses, collection of accounts receivable and proceeds from borrowings. Our non-current assets decreased at March 31, 2017 due to the amortization of long-lived assets.

Total liabilities increased by $253,788 at March 31, 2017.  The increase was due primarily to the funding of operations through the issuance of convertible notes payable, the accrued interest related to those notes, and accruals for investor relations and insurance expenses.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer

have concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the period March 31, 2017.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general. We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the three months ending March 31, 2017, we had negative cash flows from operating activities of $104,381. We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

The Company has not issued any securities since the year ended December 31, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

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

Date:   May 15, 2017

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer