Form 10-Q
period 2017-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2017-08-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2017

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: No. 0-24368

FLEXPOINT SENSOR SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0620425
(State of incorporation)	(I.R.S. Employer Identification No.)

106 West 12200 South, Draper, Utah  84020

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 78,363,464 as of August 14, 2017.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2017 and	3
	December 31, 2016 (Audited)

	Condensed Consolidated Statements of Operations (Unaudited) for the Three	4
	And Six Months Ended June 30, 2017 and 2016

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the	5
	Six Months Ended June 30, 2017 and 2016

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	17

Item 4.	Controls and Procedures	17

PART II: OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of June 30, 2017, the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2016 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 18, 2017.  The results of operations for the three and six  months ended June 30, 2017 and 2016, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 686	$ -
Accounts receivable, net of allowance for bad debts of $102,140 and $102,140	119,249	84,499
Deposits and prepaid expenses	9,368	9,348
Total Current Assets	129,303	93,847
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $587,886 and $586,787	9,704	10,823
Patents and Proprietary Technology, net of accumulated
amortization of $906,571 and $876,037	65,824	96,358
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,108,301	$ 5,104,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 186,279	$ 172,602
Accounts payable - related party	15,594	1,420
Accrued liabilities	975,449	741,778
Convertible notes payable	1,324,660	1,184,660
Convertible notes payable to related party, net	35,046	20,000
Derivative liabilities	116,342	76,295
Total current liabilities	2,653,370	2,196,755
Long-term Liabilities
Convertible notes payable, net	22,272	-
Total Liabilities	2,675,642	2,196,755

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
78,363,464 shares and 78,363,464 shares issued and outstanding	78,363	78,363
Additional paid-in capital	29,062,078	29,052,188
Accumulated deficit	(26,707,782)	(26,222,811)
Total Stockholders' Equity	2,432,659	2,907,740
Total Liabilities and Stockholders' Equity	$ 5,108,301	$ 5,104,495

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Design, Contract and Testing Revenue	$ 154,636	$ 93,039	$ 215,701	$ 128,205

Operating Costs and Expenses
Amortization of patents and proprietary
proprietary technology	12,110	22,346	30,533	46,087
Cost of revenue	30,892	1,166	34,641	2,510
Administrative and marketing expense	189,738	175,935	354,851	353,356
Research and development expense	85,143	79,281	164,509	159,340

Total Operating Costs and Expenses	317,883	278,728	584,534	561,293

Net Operating Loss	(163,247)	(185,689)	(368,833)	(433,088)

Other Income and Expenses
Interest expense	(63,730)	(230,707)	(165,340)	(454,598)
Interest income	11	1,915	23	3,830
Gain(Loss) on derivative	33,492	--	49,179	--

Net Other Income (Expense)	(30,227)	(228,792)	(116,138)	(450,768)

Net Loss	$ (193,474)	$ (414,481)	$ (484,971)	$ (883,856)

Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	78,363,464	71,627,114	78,363,464	71,627,114

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$ (484,971)	$ (883,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock subscription for compensation	--	1,000
Stock-based compensation expense	9,890	16,802
Amortization of patents and proprietary technology	30,533	46,087
Amortization of discount on note payable	3,246	405,521
Depreciation	1,120	--
Change in fair value of derivative liabilities	(49,179)	--
Interest expense recognized for derivative liabilities	63,298	--
Changes in operating assets and liabilities:
Accounts receivable	(34,750)	(85,527)
Deposits and prepaid expenses	(20)	2,625
Accounts payable	13,674	7,943
Accounts payable – related parties	14,174	516
Accrued liabilities	214,604	186,892
Net Cash Used in Operating Activities	(218,381)	(301,997)

Cash Flows from Investing Activities:
Note receivable interest income	--	(3,807)
Net Cash Used in Investing Activities	--	(3,807)
Cash Flows from Financing Activities:
Proceeds from bank overdrafts	19,067	35,870
Proceeds from borrowings under convertible note payable – related party	20,000	--
Proceeds from borrowings under convertible note payable	180,000	250,000
Net Cash Provided by Financing Activities	219,667	285,870

Net Change in Cash and Cash Equivalents	686	(19,934)
Cash and Cash Equivalents at Beginning of Period	--	22,706
Cash and Cash Equivalents at End of Period	$ 686	$ 2,772

Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --
Cash paid for interest	$ --	$ --
Supplemental Disclosure on Noncash Investing and Financing Activities
Recognition of discounts on convertible notes payable	$ 25,928	$ 56,750

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

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through June 30, 2017 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

The carrying value of the Company’s cash, accounts payable, short-term borrowings, (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $102,140 and $102,140 in the periods ended June 30, 2017 and December 31, 2016, respectively.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the period ended June 30, 2017 and during the period ended June 30, 2016.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the period ended June 30, 2017 and during the period ended June 30, 2016.

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

Stock-Based Compensation – The Company recognizes the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.   All share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period. For the periods ended June 30, 2017 and 2016, the Company recognized expense for stock-based compensation of $9,890 and $16,802, respectively.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2017 and June 30, 2016, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 27,986,602 and 21,648,704, respectively, of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable.  During the six month period ended June 30, 2017, a customer who manufacturers toys represented 45% of sales and represented 11% of accounts receivable.  The Company has a strong ongoing relationship with this customer with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board Accounting Codification (ASC) 740: Income Taxes.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized

Recent Accounting Pronouncements - In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-09, "Stock Compensation - Scope of Modification Accounting". This ASU requires all modifications to be accounted for as a modification unless the fair value, vesting conditions and classification of the award as equity or liability are the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. The Company does not believe this ASU will have a material impact on its consolidated financial position, results of operation or cash flows.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 2 – GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $26,707,782 at June 30, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has relied on raising additional capital through the issuance of convertible notes payable; however, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 3 – DERIVATIVE INSTRUMENTS

The derivative liability as of June 30, 2017, in the amount of $116,342 has a Level 3 fair value classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2017 and December 31, 2016:

Total
Balance, December 31, 2015	-
Recognition of derivative liabilities upon initial valuation	40,892
Change in fair value of derivative liabilities	35,403
Conversions of derivative liabilities into equity instruments	-
Balance, December 31, 2016	76,295
Recognition of derivative liabilities upon initial valuation	89,226-
Change in fair value of derivative liabilities	(49,179)
Conversions of derivative liabilities into equity instruments	-
Balance, June 30, 2017	116,342

During the year ended 2016 and the period ended June 30, 2017, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle all convertible instruments.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At June 30, 2017, the Company marked to market the fair value of the derivatives and determined a fair value of $116,342. The Company recorded a gain from change in fair value of derivatives of $49,179 for the six month period ended June 30, 2017. During the six months ended June 30, 2017, the Company recorded additional interest expense of $63,298 and debt discounts of $25,928 in connection with the recognition of derivative liabilities. The fair value of the embedded derivatives was determined using binomial lattice model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 114.57% to 128.15%, (3) weighted average risk-free interest rate of 0.76% to 1.14% (4) expected life of 0.50 to 1.08 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

In accordance ASC 840-15-25, the Company has implemented a sequencing policy with respect to all outstanding convertible instruments. The Company evaluates its contracts based upon earliest issuance date.

As of June 30, 2017, liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	116,342	116,342
Total	$-	$-	$116,342	$116,342

Convertible Notes Payable

The Company entered into a new promissory note for up to $300,000 from a third party on May 25, 2017.  The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.07 per share and a maturity date of July 31, 2018.  The Company drew $40,000 against that note on June 2, 2017 and $40,000 on July 13, 2017.

The Company entered into a convertible promissory note for up to $300,000 from a third party on July 1, 2016.  The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2016.  The Company drew $160,000 against that note during 2016 and $40,000 on January 6, 2017;  $40,000 on January 31, 2017 $40,000 on March 7, 2017 and the balance of $20,000 on April 28, 2017.

On August 8, 2011, the Company entered into a convertible note payable with a former Company Director for $40,000. This note was due on December 31, 2015, bears an annual interest rate of 10% annual interest and is secured by business equipment.

Convertible Note Payable Related Party

On April 17, 2017 the Company issued a note for $20,000 to an officer of the Company.  The note bears interest at the rate of 8%, has a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2017.  The note is secured by all of the Company’s business equipment.

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

•

Expected volatility – 200% to 424%

•

Weighted-average fair value - $0.16 to $2.07

During the six months ended June 30, 2017, the Company recognized a total of $9,890 of stock-based compensation expense, leaving $10,052 in unrecognized expense as of June 30, 2017. During the six months ended June 30, 2016, the Company recognized $16,802 in stock-based compensation expense. There were 2,185,000 and 2,185,000 employee stock options outstanding at June 30, 2017 and December 31, 2016, respectively.

A summary of all employee options outstanding and exercisable under the plan as of June 30, 2017, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.16	8.66	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.17	8.16	$ --
Exercisable at the end of Period	1,836,667	$ 0.17	8.16	$ --

NOTE 4 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At June 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized.  No shares of stock were issued during the six months ended June 30, 2017.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

At June 30, 2017 and December 31, 2016, the Company had accounts payable of $15,594 and $1,420 to its Chief Executive Office for reimbursement of various operating expenses paid by him in the course of business.

NOTE 7- SUBSEQUENT EVENTS

On July 13, 2017 the Company drew $40,000 against a convertible promissory note for up to $300,000 from a third party, the proceeds of which will be used to fund operating expenses. The note has an annual interest rate of 10% and is secured by the Company’s equipment. The note has a conversion feature for restricted common shares at $.07 per share.

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

We are continuing to develop and enhance our intellectual properties that will result in additional patents being filed. The Company currently manufactures, and has jointly developed, eighteen products that are being sold and supplied to current customers and we continue to receive orders for custom prototype sensors as well as our standard sensors.  Our sales and marketing efforts have been targeted toward the development of new relationships with clients while maintaining and strengthening relationships already developed with several Tier 1 (major) suppliers in the automotive industry.  We have built and shipped orders to a number of these companies to enable them to test the utilization of our sensors into their existing and developing product lines.  During 2017 we plan to focus our marketing efforts on a number of larger domestic and international companies that have applications which have the potential to greatly increase the volume of sensors we are currently manufacturing.

The Company continues to develop relationships in a number of application fields.  In July we announced a strategic relationship with HTK Safety to begin offering an integrated safety system utilizing the Bend Sensor® technology.  In March 2017 we announced a collaborative working arrangement with 11 Health and Technologies Inc. to develop next generation products in the medical industry.  Flexpoint has also established relationships with several other medical IoT vendors.  These include companies like 11Health, Neofect, Gloreha and YouReHab; all with a focus on medical rehabilitation with a different approach.  Products from these companies range from gloves to prosthetics to virtual reality, all with the intention of improving medical health or medical rehab.  Medical IoT sensor volume is expected to be more than 50,000 sensors in 2017.

In March 2017 we announced a collaborative relationship with CaptoGlove, a company which manufactures a wearable virtual reality gaming motion controller.  Our companies will work together to deliver innovative, integrated virtual reality/augmented reality (“VR/AR”) systems to mass markets.  We completed and shipped the initial portion of the order before the end of the second quarter and expect to complete and ship the entire order before the end of the year.  Their ground-breaking glove systems, combined with unique, leading edge software applications, also adapt to a wide range or other applications, including health rehabilitation, unmanned systems control, smartphone interaction and professional training across multiple industries.

ManusVR, CaptoGlove and Virtual Motion Labs have products that are currently commercially available and feature the Flexpoint Bend Sensor®.   A few other companies in this market are expected to release Bend Sensor®

products in 2017. Flexpoint expects the purchase orders that are currently being fulfilled for ManusVR and CaptoGlove to significantly ramp up in volume and frequency throughout 2017.  Flexpoint has received orders for more than 150,000 sensors and related assemblies from multiple development partners around the globe. The Company began to fulfill the orders in the second quarter of 2017 and complete fulfillment is expected before year end.  Based upon the increased orders, management expects significant revenue growth within the next six to twelve months. Demand continues to grow and the Company expects to receive increasingly larger volume orders before yearend and continuing into 2018.

Purchase orders were also received this quarter from NoDNA GmbH, a new customer who provides advanced robotics solutions.  This customer serves an expanding global customer base comprised of professional organizations, governmental entities and their sub-suppliers, as well as hobbyists and entrepreneurs.

The Company began selling and distributing sensors through two resellers in 2016.  Flexpoint has since greatly increased its relationships with resellers and is currently working with seven resellers across diverse industries. Some of these companies include Amazon, NoDNA, RobotShop, Karlsson Robotics, SPI and Infusion Systems.  We are receiving recurring sales from these resellers with most experiencing a growing number of sensors ordered each time.   We anticipate that sensor volume sold in 2017 through these channels should approach 25,000.

The biggest revenue contributors during the 2017 six month period were for glove based products and the toy relationship.  Flexpoint, year-to-date, has delivered on approximately 150,000 sensors for its partnership with the toy manufacturer.  The Company expects annualized volumes for 2017 to be approximately a half a million sensors. Sensor volume from glove based applications is expected to exceed 175,000 in 2017.

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

In May 2017 the Company also announced that initial clinical tests for Haemoband have completed.  Haemoband is expected to incorporate the Bend Sensor® in multiple product and device types that will launch beginning in late 2017.  We anticipate that production orders for these new products will begin in late  2017 and are expected to significantly increase in 2018.

The product launch of a wearable shoe application is expected to take place in Europe in the second half of 2017. The second half of this year will also see the product launch in North America of a medical orthotics shoe product. Between these two products, sensor volume is estimated to be 175,000.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at June 30, 2017 consisted of our operating lease of $9,600 per month, and total liabilities of $2,675,642, which includes $1,381,978 of convertible notes payable, net of debt discounts.  Accrued liabilities at June 30, 2017, were $975,449 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

During the six months ending June 30, 2017, the Company has raised an additional $200,000 in operating capital through the issuance of short-term notes.  The notes have an annual interest rate of 8 to 10% and a default rate of 12 to 15% annually. The notes, which total $1,364,000 (excluding debt discounts), are secured by the Company’s business equipment and have a conversion feature for restricted common shares at $0.05 to $0.07 per share.

The Company has a major customer which is an American-based, Fortune 500, global toy manufacturing company which it supplies through its global assembly partner who represents a significant portion of revenue and accounts receivable.  During the six months ended June 30, 2017, the customer represented 45% of sales and represents 11% of accounts receivable at June 30, 2017.  The Company has a strong ongoing relationship with this customer with scheduled deliveries extending through the year and does not believe this concentration poses a significant risk, as apportion of the control for their products is based on the Company’s technologies

OFF-BALANCE SHEET ARRANGEMENTS

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2016 and for the six months ending June 30, 2017, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2016, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

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

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the six month periods ended June 30, 2017 and 2016 we recognized $9,890 and $16,802, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2017 and 2016, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2016 and 2015.

THREE MONTH PERIOD ENDED JUNE 30, 2017:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	June 30, 2017	June 30, 2016
Design, contract and testing revenue	$ 154,636	$ 93,039
Total operating costs and expenses	317,883	278,728
Net other income (expense)	(30,227)	(228,792)
Net loss	(193,474)	(414,4815
Basic and diluted loss per common share	(0.00)	(0.01)

For the three months ending June 30, 2017 revenue was $154,636, a $61,597 increase when compared to the same period in 2016. The majority of the revenue for this period came from production of products. The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

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

Of the $317,883 and $278,728 total operating costs and expense for the three months ending June 30, 2017 and 2016, respectively, $85,143 and $79,281 were for direct research and development cost, respectively. For the three months ended June 30, 2017, total operating expenses increased by $39,155 when compared to the same period in 2016, due primarily to increased costs to meet higher product production and sales levels.

Other expense for the three month period ended June 30, 2017 was $30,227, a $198,565 decrease compared to the same period in 2016.  The decrease is attributable primarily to the difference in beneficial conversion charges on the convertible notes in 2017 versus 2016.

A net loss of $193,474 was realized for the three months ended June 30, 2017.  A net loss of $414,481 was realized for the three month period ended June 30, 2016.

SIX MONTH PERIOD ENDED JUNE 30, 2017:

SUMMARY OF OPERATING RESULTS
	Six month period ended
	June 30, 2017	June 30, 2016
Design, contract and testing revenue	$ 215,701	$ 128,205
Total operating costs and expenses	584,534	561,293
Net other income (expense)	(116,138)	(450,768)
Net loss	(484,971)	(883,856)
Basic and diluted loss per common share	(0.01)	(0.01)

For the six months ending June 30, 2017 revenue was $215,701, a $87,496 increase when compared to the same period in 2016. The majority of the revenue for this period came from production products.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering.

Of the $584,534 and $561,293 total operating costs and expense for the six months ending June 30, 2017 and 2016, respectively, $164,509 and $159,340 were for direct research and development cost, respectively. For the six months ended June 30, 2017, total operating expenses increased by $23,241 when compared to the same period in 2016, due primarily to increases in personnel and supplies required to meet higher levels of production.

Other expense for the six month period ended June 30, 2017 was $116,138, a $334,630 decrease compared to the same period in 2016.  The decrease is attributable primarily to the difference in beneficial conversion charges on the convertible notes in 2017 versus 2016.

A net loss of $484,971 was realized for the six months ended June 30, 2017.  A net loss of $883,856 was realized for the six month period ended June 30, 2016.

The chart below represents a summary of our condensed consolidated balance sheets at June 30, 2017 and December 31, 2016.

SUMMARY OF BALANCE SHEET INFORMATION

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$ 686	$ -
Total current assets	129,303	93,847
Total assets	5,108,301	5,104,495
Total liabilities	2,675,642	2,196,755
Deficit accumulated	(26,707,782)	(26,222,811)
Total stockholder’s equity	$ 2,432,654	$ 2,907,740

Cash and cash equivalents increased by $686 at June 30, 2017 compared to December 31, 2016. The increase in cash is due to the timing of payment of expenses, collection of accounts receivable and proceeds from borrowings. Our non-current assets decreased at June 30, 2017 due to the amortization of long-lived assets.

Total liabilities increased by $478,887 at June 30, 2017.  The increase was due primarily to the funding of operations through the issuance of convertible notes payable, the accrued interest related to those notes, accruals for investor relations and insurance expenses and an increase in the derivative liabilities.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the period June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the six months ending June 30, 2017, we had negative cash flows from operating activities of $218,381. We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

The market for sensor devices is extremely competitive, and we expect that competition will intensify in the future. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business, operating results or financial condition. Our primary competitors in the VR/AR market are Interlink Electronics and manufacturers of accelerometers and IMU’s, (Inertial Measurement Units).  Our Primary competitors in the air bag market are International Electronics and Engineering, Siemens, Robert Bosch GmbH, Denso, Inc., Breed Technologies, TRW Automotive, Delphi Corporation, Autoliv Inc., Takata and Temic. We believe that none of our competitors have a product that is superior to our Bend Sensor® technology at this time. However, many of our competitors and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products and markets than we can.

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

Date:   August 14, 2017

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer