Form 10-Q
period 2017-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2017-11-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2017

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 78,363,464 as of November 14, 2017.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2017 and	3
	December 31, 2016

	Condensed Consolidated Statements of Operations (Unaudited) for the Three	4
	And Nine Months Ended September 30, 2017 and 2016

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the	5
	Nine Months Ended September 30, 2017 and 2016

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	18

Item 4.	Controls and Procedures	18

PART II: OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2017, the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2016 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 18, 2017.  The results of operations for the three and nine  months ended September 30, 2017 and 2016, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$ 11,061	$ --
Accounts receivable, net of allowance for bad debts of $102,140 and $102,140	86,914	84,499
Deposits, prepaid expenses, and other current assets	11,383	9,348
Total Current Assets	109,358	93,847
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $588,446 and $586,787	9,144	10,823
Patents and Proprietary Technology, net of accumulated
amortization of $915,724 and $876,037	58,321	96,358
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,080,290	$ 5,104,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 212,946	$ 172,602
Accounts payable - related party	--	1,420
Accrued liabilities	1,008,986	741,778
Due to related parties	54,513	--
Convertible notes payable, net	1,420,173	1,184,660
Convertible notes payable to related party, net	37,523	20,000
Derivative liabilities	126,630	76,295
Total current liabilities	2,860,771	2,196,755
Long-term Liabilities
Convertible notes payable to related party, net	9,792	--
Total Liabilities	2,870,563	2,196,755

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
78,363,464 shares and 78,363,464 shares issued and outstanding	78,363	78,363
Additional paid-in capital	29,067,104	29,052,188
Accumulated deficit	(26,935,740)	(26,222,811)
Total Stockholders' Equity	2,209,727	2,907,740
Total Liabilities and Stockholders' Equity	$ 5,080,290	$ 5,104,495

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Design, Contract and Testing Revenue	$ 40,622	$ 104,364	$ 256,323	$ 232,569

Operating Costs and Expenses
Amortization of patents and proprietary
proprietary technology	9,154	18,423	39,687	64,510
Cost of revenue	8,503	13,859	43,144	16,369
Administrative and marketing expense	160,769	171,888	515,620	525,245
Research and development expense	79,975	81,715	244,484	241,055

Total Operating Costs and Expenses	258,401	285,885	842,935	847,179

Net Operating Loss	(217,779)	(181,521)	(586,612)	(614,610)

Other Income and Expenses
Interest expense	(73,197)	(266,180)	(238,537)	(720,777)
Interest income	12	1,916	35	5,746
Gain on derivative	63,006	--	112,185	--

Net Other Income (Expense)	(10,179)	(264,264)	(126,317)	(715,031)

Net Loss	$ (227,958)	$ (445,785)	$ (712,929)	$ (1,329,641)

Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

Basic and Diluted Weighted-Average
Common Shares Outstanding	78,363,464	71,712,536	78,363,464	71,656,107

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$ (712,929)	$ (1,329,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock subscription for compensation	--	1,000
Stock-based compensation expense	14,916	25,295
Amortization of patents and proprietary technology	39,687	64,510
Amortization of discount on note payable	22,049	641,865
Depreciation	1,679	--
Change in fair value of derivative liabilities	(112,185)	--
Interest expense recognized for derivative liabilities	63,298	--
Changes in operating assets and liabilities:
Accounts receivable	(2,415)	(124,775)
Deposits and prepaid expenses	(2,034)	2,613
Accounts payable	40,344	29,253
Accounts payable – related parties	(1,420)	2,159
Accrued liabilities	336,342	273,121
Net Cash Used in Operating Activities	(312,668)	(414,600)

Cash Flows from Investing Activities:
Purchase of proprietary technology	(1,650)
Note receivable interest income	--	(5,711)
Net Cash Used in Investing Activities	(1,650)	(5,711)
Cash Flows from Financing Activities:
Repayment of bank overdrafts	(14,621)	--
Proceeds from borrowings under convertible note payable – related party	47,000	--
Repayment of borrowings under convertible note payable – related party	(7,000)	20,000
Proceeds from borrowings under convertible note payable	300,000	380,000
Net Cash Provided by Financing Activities	325,379	400,000

Net Change in Cash and Cash Equivalents	11,061	(20,311)
Cash and Cash Equivalents at Beginning of Period	--	22,706
Cash and Cash Equivalents at End of Period	$ 11,061	$ 2,395

Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --
Cash paid for interest	$ --	$ --
Supplemental Disclosure on Noncash Investing and Financing Activities
Recognition of discounts on convertible notes payable	$ 99,221	$ 124,340
Stock issued for subscription payable	$ --	$ 10,958
Assumption of liabilities by related parties	$ 54,513	$ --

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

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through September 30, 2017 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design, development engineering and production generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $102,140 and $102,140 in the periods ended September 30, 2017 and December 31, 2016, respectively.

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

Stock-Based Compensation – The Company recognizes the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.   All share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period. For the periods ended September 30, 2017 and 2016, the Company recognized expense for stock-based compensation of $14,916 and $25,295, respectively.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2017 and September 30, 2016, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 30,903,567 and 24,459,697, respectively, of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable.  During the nine-month period ended September 30, 2017, a customer who manufacturers gloves containing our sensors represented 18% of sales and represented 16% of accounts receivable.  The Company has a strong ongoing relationship with this customer with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

Recent Accounting Pronouncements – In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815).”  The new standard amends the hedge accounting recognition and presentation requirements in ASC 815.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the timing of adopting the new guidance as well as the impact it may have on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 2 – GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $26,935,740 at September 30, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company has relied on raising additional capital through the issuance of convertible notes payable; however, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 3 – DERIVATIVE INSTRUMENTS

The derivative liability as of September 30, 2017, in the amount of $126,630 has a Level 3 fair value classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2017 and December 31, 2016:

Total
Balance, December 31, 2015	-
Recognition of derivative liabilities upon initial valuation	40,892
Change in fair value of derivative liabilities	35,403
Conversions of derivative liabilities into equity instruments	-
Balance, December 31, 2016	76,295
Recognition of derivative liabilities upon initial valuation	162,520
Change in fair value of derivative liabilities	(112,185)
Conversions of derivative liabilities into equity instruments	-
Balance, September 30, 2017	126,630

During the year ended 2016 and the period ended September 30, 2017, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle all convertible instruments.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At September 30, 2017, the Company marked to market the fair value of the derivatives and determined a fair value of $126,630. The Company recorded a gain from change in fair value of derivatives of $112,185 for the nine month period ended September 30, 2017. During the nine months ended September 30, 2017, the Company recorded additional interest expense of $63,298 and debt discounts of $99,221 in connection with the recognition of derivative liabilities. The fair value of the embedded derivatives was determined using binomial lattice model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 81.33% to 118.34%, (3) weighted average risk-free interest rate of 1.06% to 1.31% (4) expected life of 0.25 to 1.25 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

In accordance ASC 840-15-25, the Company has implemented a sequencing policy with respect to all outstanding convertible instruments. The Company evaluates its contracts based upon earliest issuance date.

As of September 30, 2017, liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	126,630	126,630
Total	$-	$-	$126,630	$126,630

Convertible Notes Payable

During 2015 the Company secured additional financing to cover its ongoing operations in the amount of $590,000 by issuing various convertible notes bearing 10% annual interest (15% default interest), secured by business assets and carrying exercise prices ranging between $0.025 and $0.07 per share. Additionally, during 2015 the Company issued $51,000 for a non-convertible note payable bearing 10% annual interest (15% default interest) and secured by the $51,157 note receivable held by the Company (see Note 2). During 2015, all of these notes (both convertible and non-convertible issued in 2014 and 2015) and accrued interest were either converted into common stock or extinguished and consolidated into two remaining convertible notes payable to two investors in principal amounts of $684,660 and $123,797 (with respective maturity dates of December 31, 2016 and November 30, 2016). Both notes are convertible at $0.05 per share, bear 10% annual interest rates (15% default interest) and are secured by business assets. During 2016 the Company approved the conversion of the convertible note payable in the amount of $123,797 into 2.7 million shares of common stock. As of September 30, 2017, the principle balance of the convertible note payable in the amount of $684,660 remains outstanding.

The Company entered into a new promissory note for up to $300,000 from a third party on May 25, 2017.  The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.07 per share and a maturity date of July 31, 2018.  The Company drew $40,000 against that note on June 2, 2017, $40,000 on July 13, 2017, $40,000 on August 14, 2017 and $40,000 on September 22, 2017.

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

Convertible Note Payable Related Party

On September 1, 2017 the Company issued a note for $10,000 to an officer of the Company.  The note bears interest at the rate of 8%, has a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2018.  The note is secured by all of the Company’s business equipment.

On August 2, 2017 the Company issued a note for $10,000 to an officer of the Company.  The note bears interest at the rate of 8%, has a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2017.  The note is secured by all of the Company’s business equipment.

On July 12, 2017, an officer of the Company provided $7,000 to the Company under a line of credit.  On September 23, 2017 the Company paid $7,000 to fully retire that obligation.

On April 17, 2017 the Company issued a note for $20,000 to an officer of the Company.  The note bears interest at the rate of 8%, has a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2018.  The note is secured by all of the Company’s business equipment.

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

•

Expected volatility – 200% to 424%

•

Weighted-average fair value - $0.16 to $2.07

During the nine months ended September 30, 2017, the Company recognized a total of $14,916 of stock-based compensation expense, leaving $3,153 in unrecognized expense as of September 30, 2017. During the nine months ended September 30, 2016, the Company recognized $25,295 in stock-based compensation expense. There were 2,185,000 and 2,185,000 employee stock options outstanding at September 30, 2017 and December 31, 2016, respectively.

A summary of all employee options outstanding and exercisable under the plan as of September 30, 2017, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.16	8.66	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.17	7.91	$ --
Exercisable at the end of Period	1,836,667	$ 0.17	7.91	$ --

NOTE 5 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At September 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized.  No shares of stock were issued during the nine months ended September 30, 2017.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

At September 30, 2017 and December 31, 2016, the Company had accounts payable of $-0- and $1,420 to its Chief Executive Office for reimbursement of various operating expenses paid by him in the course of business.

During the period an Officer of the Company and Director of the Company assumed a total of $54,513 in accrued liabilities owed by the Company.  The Company recorded the amount assumed as a due to related party on the balance sheet in the amount of $54,513 as of September 30, 2017.  The amounts due to both the Officer and Director accrue interest at 8%, have a conversion feature for restricted common shares at $0.07 per share and must be repaid by December 31, 2018.

NOTE 8 - SUBSEQUENT EVENTS

On November 1, 2017 the Company received a short-term loan in the amount of $20,000 from an officer of the Company.  The Company intends to repay the loan when funds are available.  No terms have been established for this loan at the date of this filing.

On November 9, 2017 the Company authorized the conversion of promissory notes totaling $160,000 and accrued interest in the amount of $40,000 through the issuance of 4,000,000 shares of its restricted common stock.  The conversion rate was $0.05 per share, pursuant to the terms of the convertible note agreements. The stock has not been issued as of the date of this filing.

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

We are continuing to develop and enhance our intellectual properties that will result in additional patents being filed. The Company currently manufactures, and has jointly developed, eighteen products that are being sold and supplied to current customers and we continue to receive orders for custom prototype sensors as well as our standard sensors.  During 2017 we have focused our marketing efforts on a number of larger domestic and international companies that have applications which have the potential to greatly increase the volume of sensors we are currently manufacturing.

At September 30, 2017 the Company had at least sixteen global commercial partners covering a variety of different products.  In coordination with its partners, the Company introduced at least eight new products during 2017 and expects to have two to three more commercialized prior to the end of the year; including the product launch of a wearable shoe application expected to take place in Europe and the product launch in North America of a medical orthotics shoe product.  Management believes this growth in sales channels will allow the Company to grow at an increasingly accelerated rate over the next several quarters.

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

In March 2017 we announced a collaborative relationship with CaptoGlove, a company which manufactures a wearable virtual reality gaming motion controller.  Our companies will work together to deliver innovative, integrated virtual reality/augmented reality (“VR/AR”) systems to mass markets.  We completed and shipped the initial portion of the order before the end of the second quarter and expect to complete and ship the entire order early next year. Their ground-breaking glove systems, combined with unique, leading edge software applications, also adapt to a wide range or other applications, including health rehabilitation, unmanned systems control, smartphone interaction and professional training across multiple industries.

ManusVR, CaptoGlove and Virtual Motion Labs have products that are currently commercially available and feature the Flexpoint Bend Sensor®.   A few other companies in this market are expected to release Bend Sensor® products in 2017. Flexpoint expects the purchase orders that are currently being fulfilled for ManusVR and CaptoGlove to significantly ramp up in volume and frequency throughout 2017 and early 2018.  Flexpoint has received orders for more than 150,000 sensors and related assemblies from multiple development partners around the globe. The Company began to fulfill the orders in the second quarter of 2017 and complete fulfillment is expected by early next year.  Based upon the increased orders, management expects significant revenue growth within the next six to twelve months. Demand continues to grow and the Company expects to receive increasingly larger volume orders before year end and continuing into 2018.

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

The biggest revenue contributors during the 2017 nine month period were for glove based products and the toy relationship.  Flexpoint, year-to-date, has delivered on approximately 200,000 sensors for its partnership with the toy manufacturer.  The Company expects annualized volumes for 2017 to be approximately a half a million sensors. Sensor volume from glove based applications is expected to exceed 175,000 in 2017.

In October the Company made announcements relating to two of its partners.  The first announced the receipt of additional production orders from global market virtual reality leader Manus VR, which brought to market the industry’s first fully functional virtual reality glove.  The possibilities and applications for these gloves extend far beyond the virtual reality market, which Goldman Sachs estimates will be an $80 billion market by 2025.

The second October announcement relates to the commercialization by Focal Wellness of wearable devices developed through a collaborative design relationship with the Company.  The initial product offering will be a wearable glove/sleeve targeted to people suffering from carpal tunnel syndrome.  The wearable device measures and monitors the individual’s wrist position using our Bend Sensor®.

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

Finalizing additional long-term revenue generating production contracts with other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to, and are dependent upon, our ability to attract significant long-term production contracts.  In the short term, we must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes we will become cash flow positive by or before 2018 first quarter; however, it is likely that significant progress may be delayed for the next six to nine months, primarily due to the time it takes for negotiating such contracts.  Accordingly, we cannot guarantee that we will realize significant revenues or that we will become profitable over the next six to nine months.

LIQUIDITY AND CAPITAL RESOURCES

Currently our revenue is primarily from design contract, testing services for prototypes and samples, and limited production and is not to a level to support our operations.  For the past twelve months we have relied on the proceeds of convertible loans from existing shareholders and private placements of our common stock.  However, we believe, based upon current orders and projected orders over the next twelve months, that we could be producing sensors under long-term contracts that will help support our existing operations and potential future growth. Management recognizes such contracts usually go through a long negotiation process and there can be no guarantee that we will be successful in our negotiations or that such contracts will be sufficient to support our current operations in the near future.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2017 consisted of our operating lease of $9,600 per month, and total liabilities of $2,870,563, which includes $1,467,488 of convertible notes payable, net of debt discounts.  Accrued liabilities at September 30, 2017, were $1,008,986 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

During the nine months ending September 30, 2017, the Company has raised an additional $340,000 in operating capital through the issuance of short-term notes.  The notes have an annual interest rate of 8% to 10% and a default rate of 12% to 15% annually. The notes, which total $1,544,660 (excluding debt discounts), are secured by the Company’s business equipment and have a conversion feature for restricted common shares at $0.05 to $0.07 per share.

On November 1, 2017 the Company received a short-term loan in the amount of $20,000 from an officer of the Company.  The Company intends to repay the loan when funds are available.  No terms have been established for this loan at the date of this filing.

On November 9, 2017 the Company authorized yet to be issued shares of common stock to Empire Fund Managers. The Company will issue 4,000,000 shares of restricted common stock at an average price of $0.05 per share in full settlement of promissory notes and accrued interest totaling $200,000.

MAJOR CUSTOMER

The Company has a major customer which is an American-based, Fortune 500, global toy manufacturing company which it supplies through its global assembly partner who represents a significant portion of revenue and accounts receivable.  During the nine months ended September 30, 2017, the customer represented 18% of sales and represents 16% of accounts receivable at September 30, 2017.  The Company has a strong ongoing relationship with this customer with scheduled deliveries extending through the year and does not believe this concentration poses a significant risk, as apportion of the control for their products is based on the Company’s technologies.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2016 and for the nine months ending September 30, 2017, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2016, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

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

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the nine month periods ended September 30, 2017 and 2016 we recognized $14,916 and $25,295, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2017 and 2016, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2016 and 2015.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2017:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	September 30, 2017	September 30, 2016
Design, contract and testing revenue	$ 40,622	$ 104,364
Total operating costs and expenses	258,401	285,885
Net other income (expense)	(134,649)	(264,264)
Net loss	(227,958)	(445,785)
Basic and diluted loss per common share	(0.00)	(0.01)

For the three months ending September 30, 2017 revenue was $40,622, a $63,742 decrease when compared to the same period in 2016. The majority of the revenue for this period came from production of products. The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

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

Of the $258,401 and $285,885 total operating costs and expense for the three months ending September 30, 2017 and 2016, respectively, $79,975 and $81,715 were for direct research and development cost, respectively. For the three months ended September 30, 2017, total operating expenses decreased by $27,484 when compared to the same period in 2016, due primarily to decreased cost of revenues related to lower revenue and a reduction of amortization expense due to the fully amortized status of some intellectual property.

Other expense for the three month period ended September 30, 2017 was $10,179, a $254,085 decrease compared to the same period in 2016.  The decrease is attributable primarily to the difference in beneficial conversion charges on the convertible notes in 2017 versus 2016, in addition to a gain on derivative recorded in 2017.

A net loss of $227,958 was realized for the three months ended September 30, 2017.  A net loss of $445,785 was realized for the three month period ended September 30, 2016.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017:

SUMMARY OF OPERATING RESULTS
	Nine month period ended
	September 30, 2017	September 30, 2016
Design, contract and testing revenue	$ 256,323	$ 232,569
Total operating costs and expenses	842,935	847,179
Net other income (expense)	(126,317)	(715,031)
Net loss	(712,929)	(1,329,641)
Basic and diluted loss per common share	(0.01)	(0.02)

For the nine months ending September 30, 2017 revenue was $256,323, a $23,754 increase when compared to the same period in 2016. The majority of the revenue for this period came from production products.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering.

Of the $842,935 and $847,179 total operating costs and expense for the nine months ending September 30, 2017 and 2016, respectively, $244,484 and $241,055 were for direct research and development cost, respectively. For the nine months ended September 30, 2017, total operating expenses decreased by $4,244 when compared to the same period in 2016, due primarily to decreases in amortization charges on intellectual property.

Other expense for the nine month period ended September 30, 2017 was $126,317, a $588,714 decrease compared to the same period in 2016.  The decrease is attributable primarily to the difference in beneficial conversion charges on the convertible notes in 2017 versus 2016, offset in part by the gain on derivative valuation.

A net loss of $712,929 was realized for the nine months ended September 30, 2017.  A net loss of $1,329,641 was realized for the nine month period ended September 30, 2016.

The chart below represents a summary of our condensed consolidated balance sheets at September 30, 2017 and December 31, 2016.

SUMMARY OF BALANCE SHEET INFORMATION

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$ 11,061	$ --
Total current assets	109,358	93,847
Total assets	5,080,290	5,104,495
Total liabilities	2,870,563	2,196,755
Deficit accumulated	(26,935,740)	(26,222,811)
Total stockholder’s equity	$ 2,209,727	$ 2,907,740

Cash and cash equivalents increased by $11,061 at September 30, 2017 compared to December 31, 2016. The increase in cash is due to the timing of payment of expenses, collection of accounts receivable and proceeds from borrowings. Our non-current assets decreased at September 30, 2017 due to the amortization of long-lived assets.

Total liabilities increased by $673,808 at September 30, 2017.  The increase was due primarily to the funding of operations through the issuance of convertible notes payable, the accrued interest related to those notes, accruals for investor relations and insurance expenses and an increase in the derivative liabilities.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the period September 30, 2017.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general. We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses.

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund our day-to-day operations from revenues and the lack of revenues for continued growth may cause us to delay our business development.  For the nine months ending September 30, 2017, we had negative cash flows from operating activities of $312,668. We will require additional financing to fund our short-term cash needs and we may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the company. If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 9, 2017 the Board of Directors authorized the issuance of 4,000,000 shares of restricted common stock to be issued to Empire Fund Managers in consideration for promissory notes with interest totaling $200,000.  The shares will be issued in reliance on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

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

Date:   November 14, 2017

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer