Form 10-K
period 2017-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2018-04-17
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company [ ]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of 70,257,668 shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.068), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was approximately $4,777,521.

The number of shares outstanding of the registrant’s common stock as of April 17, 2018 was 92,863,464.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	42
Signatures		43

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

BUSINESS OVERVIEW

Flexpoint Sensor Systems, Inc. (“Flexpoint”, or “Company”), is principally engaged in designing, engineering and manufacturing bend sensor technology and products using its patented Bend Sensor® technology, a flexible potentiometer technology.  We continue to make further improvements to our technologies, manufacturing and developing fully integrated devices and related products that we have been marketing and selling to a variety of companies in diverse industries. We are negotiating and signing agreements, purchase orders and contracts that have provided some revenues and have proven that our sensors are more durable, adaptable and cost effective than any other product currently on the market.

The Company owns five patents, including patents on specific devices that use the Bend Sensor® and we have exclusive rights through licensing agreements to other patents and devices.  We are continuing to develop and enhance our intellectual properties that will result in additional patents being filed. The Company currently manufactures, and has jointly developed, twenty-five products that are being sold and supplied to current customers and we continue to receive orders for custom prototype sensors as well as our standard sensors.  We are continuing to develop and enhance our intellectual properties that will result in additional patents being filed.

During 2017 we have focused our marketing efforts on a number of larger domestic and international companies that have applications which have the potential to greatly increase the volume of sensors we are currently manufacturing.  As of the date of this report, the Company had at least sixteen global commercial partners covering a variety of different products.  In coordination with its partners, the Company introduced at least eight new products.  Management believes this growth in sales channels will allow the Company to grow at an increasingly accelerated rate over the next several quarters.

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

The Company continues to develop relationships in a number of application fields.  We have a strategic relationship with HTK Safety to begin offering an integrated safety system utilizing the Bend Sensor® technology and a collaborative working arrangement with 11 Health and Technologies Inc. to develop next generation products in the medical industry.  Flexpoint has also established relationships with several other medical IoT vendors.  These include companies like 11Health, Neofect, Gloreha and YouReHab; all with a focus on medical rehabilitation with a different approach.  Products from these companies range from gloves to prosthetics to virtual reality, all with the intention of improving medical health or medical rehab.

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

We continue to work with Tier 1 automotive suppliers on a variety of products that are in various stages of development and implementation. Both the medical and automotive industries have undergone significant changes over the past several years. This changing environment has created delays in the implementation of the automotive and medical devices and therefore, over the past several years, we have focused our limited resources and marketing efforts on sensors and products that, in the aggregate, will generate a smaller dollar volume than those anticipated from our medical or automotive devices, but have a quicker pathway to market and have generated needed limited, but immediate, cash flow while providing additional name and product recognition that we believe will provide long term benefits. Based upon the current interest in our sensors from both the automotive and medical industries, we anticipate that over the next twelve months, we will begin producing larger repeatable volumes of sensors and devices in these focus industries.

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

A typical potentiometer functions through the means of metal contacts swiping or rubbing across a resistive element. Our Bend Sensor® potentiometer is a single layer with no mechanical assembly which makes it more reliable and significantly smaller, lighter in weight and usually less expensive than mechanical potentiometers.  Management believes many sensor applications can be improved using our technology and that the use of our technology will result in new products and new sensor applications, including the USB Bend Sensor® kit, which has found application in a wide range of products since its introduction in 2015.

We have developed the following applications and devices using the Bend Sensor® technology and are currently marketing these items:

Toys

Toy related purchase orders showed a significant increase during 2017, becoming our largest selling product.  The Company has developed a strong working relationship with a Fortune 500 global toy manufacturing company. Flexpoint expects annualized volumes to grow as a direct result of increased sales and expansion of the Bend Sensor® technology to other models of the toys. Although the closure of several major toy outlets led to a decrease in production of sensors for toys in late 2017, we expect the production volumes to pick up again in 2018.

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

In the rapidly growing and emerging wearables space, Flexpoint has also recently received additional purchase orders from multiple glove manufacturers across various market sub-segments including medical, toys, gaming and virtual reality.  The “speed to market” commercialization plans of these companies are driving this increased order volume.  Flexpoint is aggressively going after this evolving market, and expects this pattern to continue and dramatically increase in 2018.  In aggregate, Bend Sensor® 2018 wearables order volumes are expected to number in the tens of thousands for the year.  The wearables market segment is clearly one where our technology is easily adapted and truly illustrates our technological differentiation.  Flexpoint’s willingness and ability to customize sensors for these innovative companies and deliver them at a competitive price point allows us to deliver real value to our customers.

In early 2017 the Company received an approved proposal to provide 120,000 sensors to CaptoGlove.  The initial sensors were manufactured and shipped.  CaptoGlove has indicated that, with the success of these initial orders, they anticipate significantly higher order volumes for 2018.  CaptoGlove™ is a wearable virtual reality gaming motion controller able to transform human hand actions into digital inputs. These ground-breaking glove systems, combined with unique, leading edge software applications, also adapt to a wide range of other applications, including health rehabilitation, unmanned systems control, smartphone interaction and professional training across multiple industries.  In addition to producing an array of Bend Sensors®, the Company is under agreement to supply integrated assemblies comprised of multiple sensor types and associated electronics.

In the VR/AR marketspace, orders of increasing size and frequency were received during the fourth quarter of 2017 from Manus VR and Virtual Motion Labs as they strive to fulfill production orders. Flexpoint also received orders from other global VR/AR customers during the quarter.

Medical Devices

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

Haemoband introduced the product at the Medica 2014 medical trade show in Dusseldorf, Germany.  Upon the completion of the clinical trials Haemoband will push to have the product certified and available to meet the pent-up demand for inexpensive, accurate methods of determining the position of the colonoscopes, and Haemoband's device is the first product in that class. The Company is in the process of completing manufacturing of the sensors and base units that will be utilized in the clinical trials.  Once development and certification of the device is completed it is anticipated that we will enter into a long term Manufacturing and Supply Agreement with Haemoband.

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

Other Medical Devices

Haemoband, with Flexpoint as their design/development partner, has also begun a simultaneous launch of additional technologies for other medical applications.  The market size for the additional technologies may potentially be millions of units annually.

Flexpoint has also had repeat, multiple order volume from medical IoT customers such as Switzerland-based Reha Stim Medtec (formerly known as YouReHab) and South Korea-based Neofect.   These customers produce award winning and commercially available Bend Sensor®- based rehabilitation systems.

The medical wearables application segment has produced orders from multiple companies. The most notable is Focal Wellness. Focal Wellness has entered the pre-mass commercialization phase with multiple global orthopedic product distributors of their Bend Sensor® based Carpal Tunnel Syndrome (CTS) system. Flexpoint is increasingly confident these will prove to be large revenue contributors in 2018 and beyond.

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

In December 2014 we announced the launch, in conjunction with Bend Tech L.L.C., of a shoe insole system, the Mettis Trainer.  While introduction of the products has been delayed, we expect to have the product available for delivery in 2018.  Bend Tech is beginning to finalize partnerships with larger companies already involved in the athletic shoe industry for distribution.

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

other sports applications

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

MARKETING AND SALES

Our products are being marketed directly to manufacturers or distributors and we offer our automotive products primarily to original equipment manufacturers (“OEM’s”), either directly or through Tier 1 suppliers, or through collaborative efforts with other specialized suppliers. Our primary marketing objectives are to continue to generate demand for our products, enhance name and product recognition and support OEM’s and manufactures. As we gain success in branding our name and product recognition we believe the successful use of our products by OEM’s and Tier 1 suppliers will generate additional demand for higher quantity orders of our existing products. We also anticipate that the success of our existing products will allow us to successfully introduce new products and applications to the market.

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

When volumes dictate, our goal will be to qualify our production line and facility as an ISO/TS 16949 production line and facility as it is required for manufacturing automotive and related parts. We may qualify our production line and facilities.  We have entered into an agreement with the Walker Component Group to assist in meeting these qualifications now. The Walker Component Group is a well-established manufacturing company with expertise and certifications, including ISO 9001:2008, ROHS and REACH certifications that will dramatically enhance Flexpoint’s assembly infrastructure and assist to market products such as those that have been developed with HTK Engineering and InterTek. With numerous Fortune 100 clients, the Walker Component Group will add considerable experience, prestige, and confidence to every project that it enters into with Flexpoint. This agreement will increase the marketability of our products to automotive Tier 1 and major parts suppliers.

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

MAJOR CUSTOMERS

Currently, we have a limited customer base and for the year ending 2017 four customers represented approximately 57% of the Company’s revenue:  Neofect represented approximately 10%, Haemoband represented approximately 15%, Nypro represented approximately 29% and CaptoGlove represented approximately 13% of the Company’s revenue. This high concentration was primarily related to manufacturing of sensors for the toy industry and engineering and design work in the medical and wearables industries.

RESEARCH AND DEVELOPMENT

Although we hold the patent to the basic Bend Sensor® technology, as well as other applications, there will be other competitors working to develop competing technologies.  To stay on the forefront of the technology, and to serve the needs of the customer, we will need to aggressively pursue improvements to existing systems and develop new systems as well.  For the year ended December 31, 2017 we spent $319,763 in research and development, primarily enhancing specific applications for the automotive, medical and sports industries with our Bend Sensor® technology, and testing Bend Sensor® applications for and in new products.  This compares to $318,445 spent on research and development for the year ended December 31, 2016 related to development engineering for new product development resulting in potential of new patents and testing of products for marketable applications.

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

We are currently unable to fund our day-to-day operations from revenues and the limited revenues have impeded our continued growth and have caused delays in our business development.  We have generated operating capital from private placements and the use of convertible notes that have helped fund our operations in the past.  During 2017, we recorded a net loss of $1,083,642 and, as of the date of this filing, we are unsure that total revenues in 2018 will be sufficient to support our planned manufacturing operations, pay off existing debt and fund all of our research and development. In addition, with the economic uncertainties we have had to further expand our business activities to include additional markets; therefore, we anticipate needing to raise an additional funding. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the Company.  If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

ITEM 2.   PROPERTIES

We currently occupy approximately 11,639 square feet of office and manufacturing space from American Covers, Inc., dba Handstands. In 2014 the Company extended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the terms of a three year lease extension effective January 1, 2015, the monthly rent remained at $8,950 per month for 2015, increased to $9,300 per month for 2016 and to $9,600 per month for 2017. The lease further provides that on the expiration of the lease on December 31, 2017, the lease becomes a month-to-month lease at a rate of the current monthly lease rate ($9,600), plus an increase of 10%, (now $10,560), with a 10% increase on the anniversary date of each succeeding year. The building is located in a business park in Draper, Utah which consists primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this filing.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the Financial Industry Regulatory Authority (“FINRA”) OTC Bulletin Board under the symbol “FLXT.”  The following table lists the range for the high and low trading prices of our common stock for each quarter for the years ended December 31, 2017 and 2016, respectively, as reported by the OTC Bulletin Board.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2017		2016
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 0.10 0.09 0.08 0.13	$ 0.06 0.06 0.06 0.07	$ 0.11 0.07 0.20 0.10	$ 0.05 0.03 0.06 0.07

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 (not including the value of their personal residence) or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

HOLDERS

As of April 14, 2018 we had approximately 472 stockholders of record of our common stock, which does not include “street accounts” of securities brokers.   Our transfer agent is Standard Registrar & Transfer Co., Inc., located in Salt Lake City, Utah.

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

RECENT SALES OF UNREGISTERED SECURITIES

On November 7, 2017, the Board of Directors approved the issuance of 3,100,000 shares of restricted stock to Compass Equity Partners LLC to convert debt, plus accrued interest, valued at $155,800.

On November 7, 2017, the Board of Directors approved the issuance of 3,900,000 shares of restricted stock to Maestro Investments LLC to convert debt, plus accrued interest, valued at $195,370.

On November 7, 2017, the Board of Directors approved the issuance of 4,000,000 shares of restricted stock to Empire Fund Managers LLC to convert debt, plus accrued interest, valued at $200,000.

On November 7, 2017, the Board of Directors approved the issuance of 3,500,000 shares of restricted stock to Liberty Partners LLC to convert debt, plus accrued interest, valued at $176,767.

We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act for each of the above listed transactions.

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

For the past twelve months we have relied on the proceeds of convertible loans from existing shareholders and private placements of our common stock.  During 2017 and 2016, the Company secured financing to fund its operations by issuing additional convertible notes to Capital Communications LLC and officers, the balances of which were $888,428 and $1,204,660 as of December 31, 2017 and 2016, net of discounts of $106,085 and $0, respectively. The notes have an annual interest rate of 8% - 10% and default rates of 12% - 15%, have various maturity dates, and are secured by the Company’s business assets.

Management believes that our current cash burn rate is approximately $65,000 per month and that proceeds from additional convertible notes and estimated revenues for engineering design and prototype products will be sufficient to fund the next twelve months of operations.  Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our current purchase orders and anticipated purchase orders over the next twelve months our projected revenues by the end of 2018 are anticipated to cover our projected operating expenses, based on our current burn rate. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will meet the volumes that we anticipate.

We also expect that in the short term we may have to continue to issue common stock to pay for services and agreements rather than use our limited cash resources; however, the Company currently has only 7,136,536 authorized shares avaiilable.  Any issuance of common stock will likely be pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2017 consist of total current liabilities of $2,458,598, which includes $888,428 in convertible notes, net of discounts.

Our long term lease of our manufacturing facility was extended effective January 1, 2015 and expired December 31, 2017.  We are now renting the facility on a month-to-month basis.

Our total current liabilities include accounts payable of $227,680 related to normal operating expenses, including health insurance, utilities, production supplies, legal expenses and travel expense.  Accrued liabilities at December 31, 2017, were $958,810 and were related to payroll tax liabilities, tax expenses,  accrued interest, investor relations consulting, and accrued Paid Time Off, a combination vacation-sick leave policy, and amounts due to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its former subsidiaries, Sensitron, Inc. and Flexpoint International, LLC, and should be read in conjunction with our audited financial statements for the years ended December 31, 2017 and 2016.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS
	For the year ended	For the year ended
	December 31, 2017	December 31, 2016
Engineering, contract and testing revenue	$ 340,604	$ 314,494
Total operating costs and expenses	(1,146,126)	(1,303,018)
Net other income (expense)	(278,120)	(1,104,660)
Net loss	(1,083,642)	(2,093,184)
Basic and diluted loss per common share	(0.01)	(0.03)

Our revenue for 2017 increased $26,110 as compared to 2016 and was primarily from manufacturing of sensors for the wearable and toy industries, design and development engineering, prototype products and sales of our fully integrated products. Revenue from research and development engineering and prototype product contracts is generally recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer. Management anticipates that revenue will increase as we continue to provide engineering services and our customers continue to order more frequently and in larger quantities.

Total operating costs and expenses decreased by $156,892 in 2017 when compared to 2016. As we work to commercialize products and establish distribution channels we are also working to bring greater efficiencies and cost reductions to our operations.  Accordingly, administrative and marketing expenses decreased to $735,269 for 2017 compared to $878,584 in 2016, a decrease of $143,315. The cost of revenue in 2017 increased as a result of the higher sales levels and the expanded use of outside manufacturing services.  Amortization of patents and proprietary technology expense decreased in 2017 as some of the intellectual property became fully amortized.  During the fourth quarter of 2016 we purchased a piece of equipment to bring efficiency to our production, which increased depreciation expense in 2017.

Total other expense for the year ending December 31, 2017 was $278,120 compared to $1,104,660 in 2016. Other expense is comprised primarily of interest expense of $332,616 in 2017, compared to interest expense of $1,068,389 in 2016. Of the charges in 2016, $922,327 results from non-cash beneficial conversion discount feature charges related to convertible notes.  In 2017 we recognized a loss on derivative liabilities of $60,734, compared to a $35,403 loss on derivative liabilities recognized in 2016.

As we continued to mature into a manufacturing company our engineering design and production revenues increased as a percent of our total revenue.  As we expand and sell our existing suite of products, and as we grow the relationship with our customers, we expect this trend to continue in the future. We are not able to guarantee that our operating losses will be reduced in the short term.

The chart below presents a summary of our consolidated balance sheets at December 31, 2017 and 2016.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended December 31, 2017	Year ended December 31, 2016
Cash and cash equivalents	$ 12,832	$ --
Total current assets	70,230	93,847
Total assets	5,030,576	5,104,495
Total liabilities	2,458,598	2,196,755
Accumulated deficit	(27,306,453)	(26,222,811)
Total stockholder’s equity	$ 2,571,978	$ 2,907,740

Cash and cash equivalents increased by $12,832 in 2017 compared to 2016. Until such time as our revenue increases, cash to fund our operations will be our most critical factor. As we expand our customer base and product offerings we will need to raise additional operating capital during 2018. It is expected that this will be accomplished by securing additional loans from related parties and existing shareholders, through the private placement of stock, or through the licensing of our technology. We anticipate that we will need to raise approximately $500,000 to $800,000 in funding to support our existing operations and our anticipated growth during 2018.

Our current assets decreased to $70,230 during the year ending December 31, 2017 compared to $93,847 during the same period in 2016. This decrease is primarily due to decreases in accounts receivable.  The decrease in our non-current assets at December 31, 2017 compared to 2016 is due to the amortization associated with our long-lived assets. These assets include property and equipment, patents, proprietary technology and goodwill.

Accrued liabilities increased at December 31, 2017 by $237,032 when compared to December 31, 2016. The increase is primarily due the accrual of charges for investor relations services and for the accrual of interest expense related to notes payable. Total liabilities increased by $261,843 at December 31, 2017 as the result of the increase in accrued liabilities, the recognition of derivative liabilities, and the issuance of additional convertible notes payable, offset by $727,937 in convertible notes and accrued interest that were converted into shares of common stock.

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

We annually test long-lived assets for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2017 or the twelve months ended December 31, 2016. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation.  The pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2017 and 2016 we recognized $19,943 and $26,154, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options that will be recognized based upon the current grants issued.

Tax Cuts and Jobs Act -  The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act.  See “Note 6 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted in the period enacted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flexpoint Sensor Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2017 and the related notes (collectively referred to as the "financial statments"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of  December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the public Company Accountig Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2012.

Salt Lake City, UT

April 17, 2018

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$ 12,832	$ -
Accounts receivable, net of allowance of $145,194 and $102,140	47,254	84,499
Deposits and prepaid expenses	10,144	9,348
Total Current Assets	70,230	93,847
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $589,006 and $586,787	8,584	10,823
Patents and Proprietary Technology, net of accumulated
amortization of $925,790 and $876,037	48,295	96,358
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,030,576	$ 5,104,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 227,680	$ 172,602
Accounts payable - related party	-	1,420
Accrued liabilities	958,810	741,778
Due to related parties	20,000	-
Convertible notes payable, net of discount of $72,986 and $0	807,014	1,184,660
Convertible notes payable to related party, net of discount of
$33,099 and $0	81,414	20,000
Derivative Liabilities	363,680	76,295
Total Liabilities	2,458,598	2,196,755
Commitments and contingencies	-	-
Stockholders' Equity

Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
92,863,464 shares and 78,363,464 shares issued and outstanding, respectively	92,863	78,363
Additional paid-in capital	29,785,568	29,052,188
Accumulated deficit	(27,306,453)	(26,222,811)
Total Stockholders' Equity	2,571,978	2,907,740
Total Liabilities and Stockholders' Equity	$ 5,030,576	$ 5,104,495

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2017	2016

Engineering, Contract and Testing Revenue	$ 340,604	$ 314,494

Operating Costs and Expenses
Amortization of patents and proprietary technology	49,713	82,934
Cost of revenue	41,381	23,055
Administrative and marketing expense	735,269	878,584
Research and development expense	319,763	318,445
Total Operating Costs and Expenses	1,146,126	1,303,018

Loss from operations	(805,522)	(988,524)
Other Income (Expense)
Interest expense	(332,616)	(1,068,389)
Interest income	47	47
Gain (loss) on extinguishment of debt	115,183	(915)
Loss on change in fair value of derivative liabilities	(60,734)	(35,403)
Net Other Income (Expense)	(278,120)	(1,104,660)

Net Loss	$ (1,083,642)	$ (2,093,184)

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.03)

Basic and Diluted Weighted-Average
Common Shares Outstanding	93,503,090	72,404,678

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016 and 2017

	Common	Stock	Additional			Total
			Paid-in	Subscriptions	Accumulated	Stockholder
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance - December 31, 2015	71,627,114	$ 71,627	$ 28,569,711	9,958	$ (24,129,627)	$ 4,521,669

Prior period adjustments	-	-	-	-	(160,000)	(160,000)

Beneficial conversion features	-	-	118,083	-	-	118,083

Shares issued for convertible notes	6,650,000	6,650	328,368	-	-	335,018

Stock issued for stock subscription	86,350	86	9,872	(9,958)	-	-

Stock options issued	-	-	26,154	-	-	26,154
Net loss	-	-	-	-	(2,093,184)	(2,093,184)

Balance – December 31, 2016	78,363,464	78,363	29,052,188	-	(26,222,811)	2,907,740

Shares issued for convertible notes	14,500,000	14,500	713,437	-	-	727,937

Stock options issued	-	-	19,943	-	-	19,943
Net loss	-	-	-	-	(1,083,642)	(1,083,642)

Balance - December 31, 2017	92,863,464	$ 92,863	$ 29,785,568	-	$ (27,306,453)	$ 2,571,978

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$ (1,083,642)	$ (2,093,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial derivative expense	63,298	-
Depreciation	2,239	373
Bad debt expense	43,054	181,806
Stock-based compensation	19,943	26,154
Amortization of patents and proprietary technology	49,713	82,934
Amortization of discount on note payable	57,268	922,327
Loss (Gain) on extinguishment of debt	-	915
Loss (Gain) on forgiveness of convertible notes payable	(115,183)	-
Loss (Gain) on change in fair value of derivative liabilities	60,734	35,403
Changes in operating assets and liabilities:
Accounts receivable	(5,809)	(80,942)
Deposits and prepaid expense	(796)	2,601
Accounts payable	55,078	12,165
Accounts payable – related party	(1,420)	1,098
Accrued liabilities	444,626	402,219
Net Cash Used in Operating Activities	(410,897)	(506,131)
Cash Flows from Investing Activities:
Payment for equipment	-	(11,196)
Payments for patents	(1,650)	-
Net Cash Used in Investing Activities	(1,650)	(11,196)
Cash Flows from Financing Activities:
Proceeds from borrowings under note payable	-	-
Proceeds from borrowings under convertible note payable	380,000	460,000
Proceeds from related party advances	20,000	-
Proceeds from borrowings under convertible note payable – related party	40,000	20,000
Proceeds from bank overdrafts	-	14,621
Repayment of bank overdrafts	(14,621)	-
Net Cash Provided by Financing Activities	425,379	494,621
Net Change in Cash and Cash Equivalents	12,832	(22,706)
Cash and Cash Equivalents at Beginning of Period	-	22,706
Cash and Cash Equivalents at End of Period	$ 12,832	$ -
Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
Supplemental Disclosure on Noncash Investing and Financing Activities
Convertible notes payable forgiven	$ 84,660	$ -
Recognition of discounts on convertible notes payable	$ 163,353	$ 178,318
Common shares issued in conversion of debt	$ 727,937	$ 335,018
Assumption of debt by related party	$ 54,513	$ -
Stock issued for subscription payable	$ -	$ 9,958

The accompanying notes are an integral part of these consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2017 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are generally recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $145,194 and $102,140 in the years ended December 31, 2017 and 2016, respectively.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method.

Going Concern– The Company suffered losses of $1,083,642 and $2,093,184 and used cash in operating activities of $410,897 and $506,131 during the years ended December 31, 2017 and 2016, respectively.  At December 31, 2017, the Company had an accumulated deficit of $27,306,453. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2017 the Company raised $5,379,278, which includes $420,000 raised in 2017, in additional capital, including accrued interest, through the issuance of long and short-term notes to related and other parties. All of the notes had an annual interest rate of 10% or 15% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $0.05 to $0.20 per share with maturity dates of December 31, 2017 through December 31, 2018.

In June of 2016 a stock subscription in the amount of $9,958 was converted into 86,350 shares of restricted common stock.

In November of 2016, $335,018 in convertible notes and accrued interest were converted into 6,650,000 shares of restricted common stock at an average conversion price of approximately $0.05 per share.

In November 2017, $812,597 in convertible notes and accrued interest were converted into 14,500,000 shares of restricted common stock at an average conversion price of approximately $0.06 per share.  The conversion resulted in a $115,183 gain recognized on the extinguishment of the debt.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the year ended December 31, 2017.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the year ended December 31, 2017.

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

Revenue Recognition – Revenue is generally recognized when persuasive evidence of an arrangement exists, services have been provided or goods delivered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue from the sale of products is recorded at the time of shipment to the customers.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer.  Revenue from contracts to license technology to others is deferred until all conditions under the contracts are met and then recognized as licensing royalty revenue over the remaining term of the contracts.  The Company does not provide extended warranties or guarantees on its products.

Stock-Based Compensation – The Company recognizes the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.  All share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period. For the years ended December 31, 2017 and 2016, the Company recognized expense for stock-based compensation of $19,943 and $26,154, respectively.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2017 and 2016, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 16,644,625 and 23,399,094, respectively, of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represents a significant portion of revenue, accounts receivable and notes receivable.  During the year ended December 31, 2017, a customer who is a toy manufacturer represented 29% of sales and represented 0% of accounts receivable.  A customer who is utilizing our technology for commercialization in shoes represented 50% of accounts receivable and 100% of notes receivable at December 31, 2017. The Company has a strong relationship with these customers and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.  The Company has the option, under one of the notes receivable, to convert the principal and interest into equity of the customer

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board Accounting Codification (ASC) 740: Income Taxes.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized

Recent Accounting Pronouncements - In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740); Intra-Entity Transfers of Assets Other Than Inventory.  This ASU requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date.  The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory.  The tax consequences were previously deferred until the asset is sold to a third part or recovered through use.  This guidance will become effective on January 1, 2018.

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

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, “Leases.”  This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment.  This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases.  For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606).  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAA{ and replace it with a principle based approach for determining revenue recognition.  Under ASU 2017-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20 and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.  The standard can be adopted either retrospectively to each prior reporting period presented of retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application.  The Company will adopt the provisions of this statement in the first quarter of 2018 using the modified retrospective approach.  We have assessed the impact adoption of this standard will have on our consolidated financial statements and related disclosures. Based on our assessment, the adoption of this standard will not have a material impact on our revenue recognition policies for either our products or services.

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

NOTE 2 – NOTES RECEIVABLE

On June 23, 2010, the Company, along with David B. Beck, the Company's Director of Engineering, filed a complaint against R&D Products, LLC, Persimmon Investments, Inc. and Jules A. deGreef, the managing member of R&D Products, LLC. The complaint alleged that all of the intellectual properties owned by R&D Products and Mr. deGreef, specifically patented applications using Bend Sensor® technology that were filed jointly by Mr. Beck and Mr. deGreef, and later assigned solely to Mr. deGreef and R&D Products, are the property of the Company. The assignment by Mr. Beck of his rights in the patents and intellectual properties were improperly given and are the property of the Company. The Company believed that since Mr. Beck was an employee of the Company during the time that he became the primary creative force and inventor of the Bend Sensor® applications for R&D Products and Mr. deGreef, and the inventions and applications were created using Flexpoint resources, the Company claimed that such intellectual properties, patents, etc. filed by deGreef, Persimmon and R&D belong to Flexpoint and therefore has sought financial damages and ownership of all intellectual rights, patents and inventions created by Mr. Beck for deGreef, Persimmon and R&D Products.

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

NOTE 3 – DERIVATIVE INSTRUMENTS

 The derivative liability as of December 31, 2017, in the amount of $363,680 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2017 and 2016:

Total
Balance, December 31, 2015	-
Recognition of derivative liabilities upon initial valuation	40,892
Change in fair value of derivative liabilities	35,403
Conversions of derivative liabilities into equity instruments	-
Balance, December 31, 2016	76,295
Recognition of derivative liabilities upon initial valuation	226,651
Change in fair value of derivative liabilities	60,734
Conversions of derivative liabilities into equity instruments	-
Balance, December 31, 2017	363,680

During the year ended 2016 and 2017, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments,  in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle all convertible instruments The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At December 31, 2017, the Company marked to market the fair value of the derivatives and determined a fair value of $363,680. The Company recorded a loss from change in fair value of derivatives of $60,734 for the year ended December 31, 2017. The fair value of the embedded derivatives was determined using binomial lattice model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 68.68% to 141.83%, (3) weighted average risk-free interest rate of 1.53% to 1.76% (4) expected life of 0.08 to 1.00 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

In accordance ASC 815-40, the Company has implemented a sequencing policy with respect to all outstanding convertible instruments. The Company evaluates its contracts based upon earliest issuance date.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	363,680	363,680
Total	$-	$-	$363,680	$363,680

NOTE 4 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $2,239 and $373 for the years ended December 31, 2017 and 2016, respectively and is included in the administrative and marketing expense on the statement of operations.   No impairment was recognized during the twelve months ended December 31, 2017. Property and equipment at December 31, 2017 and 2016 consisted of the following:

Property and Equipment
December 31,	2017	2016

Machinery and equipment	$ 543,249	$543,249
Office equipment	40,455	40,455
Furniture and fixtures	13,470	13,470
Software	416	416

Total Property and Equipment	597,590	597,590

Less: Accumulated depreciation	(589,006)	(586,767)

Net Property and Equipment	$ 8,584	$10,823

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2017 and 2016 were as follows:

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$174,963	$162,935	$12,028
Proprietary Technology	799,082	762,815	36,267
Total Amortizing Asset	$974,045	$925,750	$48,295

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$173,313	$150,427	$22,886
Proprietary Technology	799,082	725,610	73,472
Total Amortizing Asset	$972,395	$876,037	$96,358

Patent amortization was $12,508 and $16,274 for the year ended December 31, 2017 and 2016, respectively. Amortization related to proprietary technology was $37,205 and $66,660 for the years ended December 31, 2017 and 2016.  Patent and proprietary technology amortization is charged to operations.

Estimated aggregate amortization expense for each of the next three years is $30,290 in 2018 and $17,905 in 2019, at which time the patents will be fully amortized.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs. As described in ASU 2010-28, ASU 2011-08 and ASC 350-20-35, the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two –step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. The analysis also requires various judgments and estimates, including general and macroeconomic conditions, industry and the Company’s targeted market conditions, as well as relevant entity-specific events; such as a change in the market for the Company’s products and services. After considering the qualitative factors that would indicate a need for interim impairment of goodwill and applying the two-step process described in ASC 350-20-35, paragraphs 4-13, management has determined that the value of Company’s assets is not, “more likely than not” less than the carrying value of the Company including goodwill, and that no impairment charge needs be recognized during the reporting periods.

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

NOTE 6 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2017 and 2016 respectively.  The components of the net deferred tax asset as of December 31, 2017 and 2016, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2017	2016
Operating loss carry forwards	$ 8,753,626	$ 8,062,514
Origination and amortization of interest on convertible notes	883,998	840,044
Allowance for doubtful accounts	76,537	61,814
Change in derivative liabilities	32,687	12,037
Options issued for services	653,545	646,764
Total Deferred Tax Assets	$ 10,350,393	$ 9,623,173
Valuation allowance	(10,350,393)	(9,623,173)
Net Deferred Tax Asset	$ --	$ --

Federal and state net operating loss carry forwards at December 31, 2017 and 2016 were $23,626,845 and $22,742,451, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards begin to expire in 2020.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act.  The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2017 and 2016, respectively:

For the Years Ended December 31,	2017	2016
Tax at statutory rate (34%)	$ (368,438)	$ (711,683)
Options issued for services	6,781	8,892
Origination and amortization of interest on convertible notes	19,471	313,591
Allowance for doubtful accounts	14,723	61,814
Change in derivative liabilities	20,650	12,037
Change in valuation allowance	306,813	(315,348)
Provision for Income Taxes	$ --	$ --

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2017, and 2016, the Company did not recognized any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance sheet at December 31, 2017 and 2016 relating to unrecognized benefits.

The tax years 2017, 2016, 2015 and 2014 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

On December 22, 2017, the Tax Cuts and Jobs Act pf 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”).  The Act reduces the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017.  ASC 470 requires the Company to remeasure the existing net deferred tax asset in the period of enactment.  The Act also provides for immediate expensing of 100% or the costs of qualified property that is incurred and placed in service during the period from September 27, 2017 to December 31, 2022.  Beginning January 1, 2023, the immediate expensing provision is phased down by 20% per year until it is completely phased out as of January 1, 2027.  Additionally, effective January 1, 2018, the Act imposes possible limitations on the deductibility of interest expense.  As a result of the provisions of the Act, the Company’s deduction for interest expense could be limited in future years.  The effects of other provisions of the Act are not expected to have a material impact on the Company’s financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that begins in the reporting period that includes the Act’s enactment date and ends when an entity has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements under ASC 720.  However, in no circumstance should the measurement period extend beyond one year from the enactment date.  In accordance with SAB 118, a company must reflect in its financial statements the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete.  SAB 118 provides that to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The Company does not reflect a deferred tax asset in its financial statements, but includes that calculation and valuation in its footnotes.  We are still analyzing the impact of certain provisions of the Act and refining our calculations.  The Company will disclose any change in the estimates as it refines the accounting for the impact of the Act.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable – Third Parties`

At January 1, 2016 there were three convertible notes outstanding with balances of $684,660, $123,797 and $160,000 with accrued interest of $3,001, $1,926 and $0, respectively.  The first two notes bear interest at the rate of 10% per year (with a 15% default rate) and are convertible into shares of common stock at $0.05 per share.  The third note bears interest at the rate of 10% per year (with a 10% default rate) and is convertible into shares of common stock at $0.07 per share.

During 2016 the Company secured additional financing to cover its ongoing operations in the amount of  $460,000 by issuing various convertible notes bearing 10% annual interest (with a 15% default rate), secured by business assets and carrying exercise prices ranging between $0.06 and $0.07 per share.  During 2016 the Company approved the conversion of the convertible note payable in the amount of $123,797 into 2.7 million shares of common stock.

During 2017 the Company secured additional financing to cover its ongoing operations in the amount of  $380,000 by issuing various convertible notes bearing 10% annual interest (with a 15% default rate), secured by business assets and carrying exercise prices of $0.07 per share.

During 2017 the Company approved the conversion of the convertible note in the amount of $684,660 of principal and accrued interest of $127,939 into 14.5 million shares of common stock.

At December 31, 2017 there are notes outstanding with principal balances which total $880,000. Of the notes, $840,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.06 to $0.07 per share.  The remaining $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director.  That note was due on December 31, 2015, and bears a default interest rate of 10%.

Convertible Note Payable Related Parties

On July 12, 2017 and September 1, 2017, the Company issued promissory notes for $30,000 and $10,000, respectively, to an officer of the Company.  The notes bear interest at the rate of 8%, have a conversion feature for restricted common shares at $0.07 per share and maturity dates of December 31, 2018.

On July 12, 2017, an officer of the Company provided $7,000 to the Company under a line of credit.  On September 23, 2017, the Company paid $7,000 to fully retire that obligation.

At December 31, 2017 the Convertible Notes Payable Related Parties principal was $114,514, the unamortized discount was $33,099 and interest accrued and unpaid was $6,809.  The Company recorded interest expense of $1,907 during the year ended December 31, 2016 as it amortized the discount charges generated by the issuance of convertible notes payable.

On July 12, 2017 two officers assume responsibility for $54,513 of debt owed by the Company.  The officers are making payments against those debts until such time that the Company is able to make the payments on its own behalf.

Due to the Company’s lack of authorized shares necessary to settle these convertible instruments, in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle these convertible instruments. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of the derivatives were $363,680. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 68.68% to 141.83%, (3) weighted average risk-free interest rate of 1.53% to 1.76% (4) expected life of 0.08 to 1.00 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

NOTE 8 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At December 31, 2017 and 2016, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized.  During the year ended December 31, 2017, there were 14,500,000 shares of common stock issued.  During the year ended December 31, 2016, there were 6,736,350 shares of common stock issued.

On November 7, 2017, the Board of Directors approved the conversion of $150,000 in convertible notes held by Liberty Partners, LLC, plus $26,769 in interest accrued and unpaid, to 3,500,000 shares of restricted common stock at an average conversion price of approximately $0.05 per share.  On November 7, 2017, the Board of Directors approved the conversion of $160,000 in convertible notes held by Compass Equity Partners, LLC, plus $40,000 in interest accrued and unpaid, to 4,000,000 shares of restricted common stock at an average conversion price of approximately $0.05 per share.  On November 7, 2017, the Board of Directors approved the conversion of $160,000 in convertible notes held by Maestro Investments LLC, plus $35,370 in interest accrued and unpaid, to 3,900,000 shares of restricted common stock at an average conversion price of approximately $0.05 per share.  On November 7, 2017, the Board of Directors approved the conversion of $130,000 in convertible notes held by Compass Equity Partners  LLC, plus $25,800 in interest accrued and unpaid, to 3,100,000 shares of restricted common stock at an average conversion price of approximately $0.05 per share.

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

NOTE 9 – STOCK OPTION PLANS

On August 25, 2005, the Board of Directors of the Company approved and adopted the 2005 Stock Incentive Plan (the Plan). The Plan became effective upon its adoption by the Board and continued in effect for ten years, terminating on August 25,, 2015.  This plan was approved by the stockholders of the Company at their annual meeting of shareholders on November 22, 2005. Under the Plan, the exercise price for all options issued will not be less than the average quoted closing market price of the Company’s trading common stock for the thirty day period immediately preceding the grant date plus a premium of ten percent. The maximum aggregate number of shares that may be awarded under the plan is 2,500,000 shares.  The Company continues to utilize the Black-Scholes option-pricing model for calculating the fair value of the options granted as defined by ASC Topic 718, which is an acceptable valuation approach under ASC 718. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock.

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

Between August 25, 2005 and December 31, 2017, the Company granted options to employees to purchase an aggregate 3,096,000 shares of common stock at exercise prices ranging from $0.15 to $2.07 per share.  The options vest over three years and expire 10 years from the date of grant.  The Company used the following assumptions in estimating the fair value of the options granted:

•

Market value at the time of issuance – Range of $0.14 to 2.07

•

Expected term – Range of 3.7 years to 10.0 years

•

Risk-free interest rate – Range of 1.60% to 4.93%

•

Dividend yield – 0%

•

Expected volatility – 200% to 424%

•

Weighted-average fair value - $0.16 to $2.07

As of the years ended December 31, 2005 through 2017, the Company recognized a total of $2,443,768 of stock-based compensation expense, which includes charges of $19,943 in 2017 and $26,451 in 2016, leaving $0 and $19,943 in unrecognized expense as of December 31, 2017 and 2016, respectively. There were 2,185,000 and 2,185,000 employee stock options outstanding at December 31, 2017 and 2016, respectively.

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2017, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.16	8.66	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.17	7.65	$ --
Exercisable at the end of Period	2,185,000	$ 0.17	7.65	$ --

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2016, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ .16	9.66	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.16	8.66	$ --
Exercisable at the end of Period	1,970,000	$ 0.16	8.65	$ --

NOTE 10 –COMMITMENTS AND CONTINGENCIES

The Company currently occupies a manufacturing facility in Draper, Utah. The lease on the facility expired on December 31, 2014, at which time the Company entered into a three year extension which will expire on December 31, 2017.  Either party may terminate the lease upon 90 day written notice.  Under the terms of the lease the Company paid $8,950 per month in 2015 (the same rate as in 2014), paid $9,300 per month in 2016 and paid $9,600 per month in 2017.

NOTE 11 – RELATED PARTY TRANSACTIONS

At December 31, 2017 and 2016, the Company had accounts payable of $0 and $1,420 to its Chief Executive Office for reimbursement of various operating expenses paid by him in the course of business.

On April 17, 2017, July 12, 2017, August 2, 2017, and September 1, 2017, the Company issued promissory notes for $20,000, $30,000, $10,000 and $10,000, respectively, to an officer of the Company.  The notes bear interest at the rate of 8%, have a conversion feature for restricted common shares at $0.07 per share.  The April 17 and August 2, 2017 notes have maturity dates of December 31, 2017.  The July 12 and September 1, 2017 notes have maturity dates of December 31, 2018.

On July 1, 2016 and September 22, 2016, the Company issued two promissory notes for $10,000 each to an officer of the Company.  The notes bear interest at the rate of 10%, have a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2016.

NOTE 12 - SUBSEQUENT EVENTS

The Company entered into a new convertible promissory note for up to $100,000 from a third party on January 31, 2018.  The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.07 per share and a maturity date of July 31, 2018.  The Company drew $40,000 against that note on February 23, 2018.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with accountants on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who also acts as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the period December 31, 2017.

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

Our Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer concluded that as of the end of the fiscal year December 31, 2017, our internal control over financial reporting was not effective at that reasonable assurance level.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general. We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term of Office
Clark M. Mower	71	President, CEO and Director	From November 2005 until next annual meeting
John A. Sindt	73	Chairman of the Board	From November 2005 until next annual meeting

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

Flexpoint Sensor Systems, Inc.

106 West Business Park Drive

Draper, Utah 84020

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  We believe no forms were required to be filed during the fiscal year ended December 31, 2017.

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

Termination and Change of Control Payments -- The Company does not currently have employment agreements with its executive officers and there are no agreements providing for severance should a change of control take place.

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid to our Chief Executive Officer, Principal Financial Officer, and our most highly compensated executive officer for the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO, PFO and Director	2017 2016	$ 72,000 $ 72,000	$ 0 $0	$ 0 $ 0	$ 72,000 $ 72,000

(1)

 Represents value of options granted computed in accordance with FASB ASC Topic 718.

Because the Company did not meet its projected revenues during the year ending December 31, 2014, Mr. Mower continued to voluntarily take a reduced salary through the end of 2017.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to our named executive officers as of December 31, 2017.

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Clark M. Mower, CEO, President and Director	500,000 600,000	0 0	0 0	$0.15 $0.20	8/25/25 8/25/25

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

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,185,000	$ 0.17	0
Equity compensation plans not approved by security holders	0	$ 0.00	0
Total	2,185,000	$ 0.17	0

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

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 92,863,464 shares of common stock outstanding as of April 17, 2018, plus an aggregate of 1,300,000 shares which the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
First Equity Holdings Corp. First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, Utah 84106	5,985,858 (1)	6.4

(1)

      Includes 743,000 shares held by an officer of First Equity Holdings Corp.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Clark M. Mower	1,989,100 (1)	2.1
John A. Sindt	1,430,838 (2)	1.5

Directors and officers as a group	3,419,938	3.6

(1)

Represents 889,100 shares and vested options to purchase 1,100,000 shares.

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

On September 1, 2017 the Company issued a note for $10,000 to Clark M. Mower, our President and CEO.  The note bears interest at the rate of 8%, has a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2018.  The note is secured by all of the Company’s business equipment.

On August 2, 2017 the Company issued a note for $10,000 to Clark Mower.  The note bears interest at the rate of 8%, has a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2017.  The note is secured by all of the Company’s business equipment.

On September 12, 2017, Mr. Mower provided $7,000 to the Company under a line of credit.  On September 23, 2017 the Company paid $7,000 to fully retire that obligation.

On July 12, 2017, Mr. Mower and Mr. Sindt collectively assumed responsibility for the payment of $54,513 of the obligations of the Company.  Mr. Mower and Mr. Sindt have been making payments against these amounts and will continue to do so until such time as the Company is able to make such payment.

On April 17, 2017 the Company issued a note for $20,000 to Mr. Mower.  The note bears interest at the rate of 8%, has a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2018.  The note is secured by all of the Company’s business equipment.

On July 1 and September 21, 2016, the Company issued two convertible notes payable to Mr. Mower, in the amount of $10,000 each.  The notes bear interest at the rate of 10% per year.  Both notes are convertible into shares of restricted common stock at $0.07 per share.

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

	2017	2016
Audit fees	$24,000	$22,000
Audit-related fees	0	0
Tax rel Tax fees	0	0
All othe All other fees	0	0

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

Date:  April 17, 2018

By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 17, 2018

 /s/ Clark M. Mower

Clark M. Mower

President

Chief Executive Officer

Principal Financial Officer

Director

Date:  April 17, 2018

 /s/ John A. Sindt

John A. Sindt

Chairman of the Board