Form 10-Q
period 2018-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2018-05-15
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2018

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

Yes [  ]   No [X]

The number of shares outstanding of the registrant’s common stock was 92,863,464 as of May 15, 2018.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2018 and	3
	December 31, 2017

	Condensed Consolidated Statements of Operations for the Three	4
	Months Ended March 31, 2018 and 2017 (Unaudited)

	Condensed Consolidated Statements of Cash Flows for the	5
	Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16

Item 4.	Controls and Procedures	16

PART II: OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2018, the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2017 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 17, 2018.  The results of operations for the three   months ended March 31, 2018 and 2017, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 12,832
Accounts receivable, net of allowance for bad debts of $145,179 and $145,194	5,317	47,254
Deposits and prepaid expenses	18,532	10,144
Total Current Assets	23,849	70,230
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $589,566 and $589,006	8,024	8,584
Patents and Proprietary Technology, net of accumulated
amortization of $922,889 and $925,790	40,156	48,295
Goodwill	4,896,917	4,896,917
Total Assets	$ 4,975,496	$ 5,030,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 276,977	$ 227,680
Accrued liabilities	991,996	958,810
Due to related parties	20,000	20,000
Convertible notes payable, net of discount of $50,393 and $72,986	869,607	807,014
Convertible notes payable to related party, net of discount of $21,733 and $33,099	92,780	81,414
Derivative liabilities	255,380	363,680
Total Liabilities	2,506,740	2,458,598

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
92,863,464 shares and 92,863,464 shares issued and outstanding,	92,863	92,863
Additional paid-in capital	29,785,568	29,785,568
Accumulated deficit	(27,409,675)	(27,306,453)
Total Stockholders' Equity	2,468,756	2,571,978
Total Liabilities and Stockholders' Equity	$ 4,975,496	$ 5,030,576

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2018	2017

Design, Contract and Testing Revenue	$ 79,264	$ 61,065

Operating Costs and Expenses
Amortization of patents and proprietary technology	8,139	18,423
Cost of revenue	18,241	4,136
Administrative and marketing expense	116,358	164,726
Research and development expense	81,877	79,366

Total Operating Costs and Expenses	224,615	266,651

Loss from Operations	(145,351)	(205,586)

Other Income and Expenses
Interest expense	(78,632)	(101,610)
Interest income	12	12
Gain (loss) on change in fair value of derivative liabilities	120,749	15,687

Net Other Income (Expense)	(42,129)	(85,911)

Net Loss	$ (103,222)	$ (291,497)
Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	92,863,464	78,363,464

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$ (103,222)	$ (291,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	3,154
Amortization of patents and proprietary technology	8,139	18,424
Amortization of discount on note payable	46,408	-
Depreciation	560	560
(Gain)/loss on change in fair value of derivative liabilities	(120,749)	(15,687)
Interest expense recognized for derivative liabilities	-	54,661
Changes in operating assets and liabilities:
Accounts receivable	41,952	16,580
Prepaid expenses and other assets	(8,403)	-
Accounts payable	49,297	6,668
Accounts payable – related parties	-	(1,420)
Accrued liabilities	28,279	104,176
Net Cash Used in Operating Activities	(57,439)	(104,381)

Cash Flows from Investing Activities:	-	-
Note receivable interest income	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities:
Proceeds from bank overdraft	4,607	-
Repayments of bank overdrafts	-	(14,621)
Proceeds from borrowings under convertible note payable	40,000	120,000
Net Cash Provided by Financing Activities	44,607	105,379

Net Change in Cash and Cash Equivalents	(12,832)	998
Cash and Cash Equivalents at Beginning of Period	12,832	-
Cash and Cash Equivalents at End of Period	$ -	$ 998

Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

Supplemental Disclosure on Noncash Investing and Financing Activities
Recognition of discounts on convertible notes payable	$ 12,449	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. and its former subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. and subsidiaries for the year ended December 31, 2017 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 17, 2018. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through March 31, 2018 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $145,179 and $145,194 in the periods ended March 31, 2018 and December 31, 2017, respectively.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the period ended March 31, 2018 and during the period ended December 31, 2017.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the period ended March 31, 2018 and during year ended December 31, 2017.

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

Revenue Recognition – The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to exchange for those goods or services. The Company only applies the five step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer.  The following five steps are applied to achieve that core principle:

Step 1.  Identify the contract with the customer

Step 2.  Identify the performance obligations in the contract

Step 3.  Determine the transaction price

Step 4.  Allocate the transaction price to the performance obligations in the contract

Step 5.  Recognize revenue when the Company satisfied a performance obligation

Stock-Based Compensation – The Company recognizes the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.   All share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period. For the periods ended March 31, 2018 and 2017, the Company recognized expense for stock-based compensation of $0 and $3,154, respectively.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At March 31, 2018 there were outstanding common share equivalents (options and convertible notes payable) which amounted to 19,875,403 of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable.  During the three month period ended March 31, 2018, two customers represented 77% of sales and represented 9% of accounts receivable.  The Company has a strong ongoing relationship with this customer with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board Accounting Codification (ASC) 740: Income Taxes.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized

Recent Accounting Pronouncements – Public law No. 115-97, known as the Tax Cuts and Jobs Act “the “Tax Act”). Enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act.  SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting.  Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.  As the Company has net operating loss carryforwards which will offset tax liability for the coming year or years, no adjustments for the effect of the income tax rate change is reflected in our financial statements.

In February 2018, the Financial Standards Accounting Board (“FASB”) issued Accounting Statement Update No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain income tax effects stranded in AOCI as a result of the Tax Act.  The reclassification eliminates the stranded tax effects resulting from the Tax Act and is intended to improve the usefulness of information reported to financial statement users.  ASU No. 2018-02 is effective for reporting periods beginning on January 1, 2019; early adoption is permitted. The Company does not currently have amounts to be reclassified under this and therefore believes it will not have an impact on its financial statements and statements of operations.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 2 – GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $27,409,675 at March 31, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management is seeking additional funding to provide operating capital for its operations until such time as revenues are sufficient to sustain our level of operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 3 – DERIVATIVE INSTRUMENTS

The derivative liability as of March 31, 2018, in the amount of $255,380 has a Level 3 fair value classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2018 and December 31, 2017:

Total
Balance, December 31, 2016	76,295
Recognition of derivative liabilities upon initial valuation	226,651
Change in fair value of derivative liabilities	60,734
Conversions of derivative liabilities into equity instruments
Balance, December 31, 2017	363,680
Recognition of derivative liabilities upon initial valuation	12,449
Change in fair value of derivative liabilities	(120,749)
Conversions of derivative liabilities into equity instruments
Balance, March 31, 2018	255,380

During the year ended 2017 and the period ended March 31, 2018, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle all convertible instruments.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At March 31, 2018, the Company marked to market the fair value of the derivatives and determined a fair value of $255,380. The Company recorded a gain from change in fair value of derivatives of $120,749 for the three month period ended March 31, 2018.  The fair value of the embedded derivatives was determined using binomial lattice model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 92.26% to 94.39%, (3) weighted average risk-free interest rate of 1.73% to 2.09% (4) expected life of 0.33 to 1.00 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

In accordance ASC 815-40, the Company has implemented a sequencing policy with respect to all outstanding convertible instruments. The Company evaluates its contracts based upon earliest issuance date.

As of March 31, 2018, liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	255,380	255,380
Total	$-	$-	$255,380	$255,380

Convertible Notes Payable

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

On January 31, 2018, the Company entered into a convertible note for up to $100,000 from a third party.  The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.07 per share and a maturity date of July 31, 2018.  On February 23, 2018 the Company drew $40,000 against this note.

Convertible Note Payable Related Party

At December 31, 2017 there are notes outstanding with two directors of the Company with balances of $87,257 and $27,256, respectively.  The notes bear an 8% annual rate of interest with a 12% default rate.  There are $50,000 in notes to the first officer that had due dates of December 31, 2016 and December 31, 2017, and on which interest is being calculated at the default rate.  The remaining $37,257 and $27,256 notes have due dates of December 31, 2018. All of the convertible notes issued to directors are convertible into shares of common stock at the rate of $0.07 per share.

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

•

Expected volatility – 200% to 424%

•

Weighted-average fair value - $0.16 to $2.07

All of the options were fully vested at December 31, 2018. As a result there was no stock-based compensation expenses recorded for the three months ended March 31, 2018.  The Company recognized $3,154 in stock-based compensation expense for the three month period ended March 31, 2017. There were 2,185,000 and 2,185,000 employee stock options outstanding at March 31, 2018 and December 31, 2017, respectively.

A summary of all employee options outstanding and exercisable under the plan as of March 31, 2018, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.17	7.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.17	7.41	$ --
Exercisable at the end of Period	2,185,000	$ 0.17	7.41	$ --

NOTE 5 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized.  No shares of stock were issued during the three months ended March 31, 2018.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company currently occupies approximately 11,639 square feet of office and manufacturing space from American Covers, Inc., dba Handstands. In 2014 the Company extended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the terms of a three year lease extension effective January 1, 2015, the monthly rent remained at $8,950 per month for 2015, increased to $9,300 per month for 2016 and to $9,600 per month for 2017. The lease further provides that on the expiration of the lease on December 31, 2017, the lease becomes a month-to-month lease at a rate of the current monthly lease rate ($9,600), plus an increase of 10%, (now $10,560), with a 10% increase on the anniversary date of each succeeding year. The building is located in a business park in Draper, Utah which consists primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.

NOTE 7 – RELATED PARTY TRANSACTIONS

At March 31, 2018 and December 31, 2017, the Company had amounts of $20,000 and $20,000 payable to its Chief Executive Office for funds loaned the Company to pay of various operating expenses of the business.

At March 31, 2018 and December 31, 2017, the Company had outstanding notes payable to an officer in the amount of $87,257 and an outstanding note payable to a director in the amount of $27,256.

NOTE 8 – SUBSEQUENT EVENTS

On April 13, 2018 the Company drew $30,000 against the $100,000 line of credit provided by Capital Communications.

On April 2, 2018 and April 30, 2018 an officer of the Company made loans to the Company totaling $40,000.

In accordance with ASC 855-10 management reviewed all material events through the date of this report.  There are no material subsequent events to report other than those disclosed above.

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

During 2018 we will focus our marketing efforts on a number of larger domestic and international companies that have applications which have the potential to greatly increase the volume of sensors we are currently manufacturing.  As of the date of this report, the Company had at least sixteen global commercial partners covering a variety of different products.  In coordination with its partners, the Company introduced at least eight new products.  Management believes this growth in sales channels will allow the Company to grow at an increasingly accelerated rate over the next several quarters.

The Company continues to develop relationships in a number of application fields.  We have a collaborative working arrangement with 11 Health and Technologies Inc. to develop next generation products in the medical industry. Flexpoint has also established relationships with several other medical IoT vendors.  These include companies like 11 Health, Neofect, Gloreha and YouReHab; all with a focus on medical rehabilitation with a different approach.  Products from these companies range from gloves to prosthetics to virtual reality, all with the intention of improving medical health or medical rehab.

In addition to the sale of our products and engineering and design services, we also may consider generating revenues through licensing our unique technology for field of use or territory. We will attempt to negotiate each license agreement to contain a provision for either first right of refusal to manufacture, or royalty provisions for specific products or applications. We have continued to concentrate our marketing efforts on sensors and electronics which we consider to be quick-to-market production orders, and on engineering services that have generated limited, but immediate, revenues that have provided cash flow and name recognition. We have also continued our marketing efforts in the automotive industry. Due to the size and the numerous regulations inherent in the automotive industry, it requires a significantly longer time to develop and acquire approvals for new technologies.  However, as there are high volumes associated within the automotive industry, we anticipate that this industry will potentially generate significant long-term revenue streams.  We also have a strategic relationship with HTK Safety to begin offering an integrated safety system utilizing the Bend Sensor® technology.

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

For the past twelve months we have relied on the proceeds of convertible loans from existing shareholders and private placements of our common stock.  During 2017 and the first quarter of 2018, the Company secured financing to fund its operations by issuing additional convertible notes to Capital Communications LLC and officers, the balances of which were $880,000 as of March 31, 2018. The notes have an annual interest rate of 10% and default rates of 15%, have various maturity dates, and are secured by the Company’s business assets.

Management believes that our current cash burn rate is approximately $75,000 per month and that proceeds from additional convertible notes and estimated revenues for engineering design and prototype products will be sufficient to fund the next twelve months of operations.  Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our current purchase orders and anticipated purchase orders over the next twelve months our projected revenues by the end of 2018 are anticipated to cover our projected operating expenses, based on our current burn rate. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will meet the volumes that we anticipate.

We also expect that in the short term we may have to continue to issue common stock to pay for services and agreements rather than use our limited cash resources; however, the stock the Company is currently obligated to issue under convertible notes will exceed the total number of shares authorized under its Articles of Incorporation.  Any additional  issuance of common stock will likely be pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at March 31, 2018 consisted of our operating lease of $10,560 per month, and total liabilities of $2,506,740, which includes $962,387 of convertible notes payable, net of discounts of $72,216.

Accrued liabilities at March 31, 2018, were $991,996 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

During the three months ending March 31, 2018, the Company has raised an additional $40,000 in operating capital through the issuance of a short-term note.  The note has an annual interest rate of 10% and a default rate of 15% annually. The note is secured by the Company’s business equipment and has a conversion feature for restricted common shares at $0.07 per share.

During the year ended 2017 and the period ended March 31, 2018, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, we determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle all convertible instruments.  At March 31, 2018, the Company determined a fair value of $255,380 for the derivative instruments. The Company recorded a gain from change in fair value of derivatives of $120,749 for the three month period ended March 31, 2018.

The Company has a few major customers who represent a significant portion of revenue and accounts receivable. During the three months ended March 31, 2018, two customers represented 77% of sales and represented 9% of accounts receivable at March 31, 2018.  The Company has a strong ongoing relationship with this customer with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2017 and for the three months ending March 31, 2018, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2017, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

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

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the three month periods ended March 31, 2018 and 2017 we recognized $0 and $3,154, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2018 and 2017, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2017 and 2016.

THREE MONTH PERIOD ENDED MARCH 31, 2018:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	March 31, 2018	March 31, 2017
Design, contract and testing revenue	$ 79,264	$ 61,065
Total operating costs and expenses	224,615	266,651
Net other income (expense)	42,129	(85,911)
Net loss	(103,222)	(291,497)
Basic and diluted loss per common share	(0.00)	(0.00)

For the three months ending March 31, 2018 revenue was $79,264, an increase of $18,199 when compared to the same period in 2017. The majority of the revenue for this period came from development engineering, prototype and pre-production products. The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

We received revenue from repeat orders from our existing customers, design contract, and development engineering. Revenue is recognized using the ASC 606 five step detailed in Note 1 to the financial statements.  Revenue from the sale of a product is recorded at the time of shipment to the customer.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.

Of the $224,615 and $266,651 total operating costs and expense for the three months ending March 31, 2018 and 2017, respectively, $81,877 and $79,366 were for direct research and development cost, respectively. For the three months ended March 31, 2018, total operating expenses decreased by $42,036 when compared to the same period in 2016, due primarily to reduced amortization charges and professional fees, offset by an increase in cost of revenue.

Other income (expense) for the three month period ended March 31, 2018 was $42,129, a $43,782 increase compared to the same period in 2017.  The increase is attributable to a gain on the change in fair value of derivative liabilities.

A net loss of $114,630 was realized for the three months ended March 31, 2018.  A net loss of $291,497 was realized for the three month period ended March 31, 2017.

The chart below represents a summary of our condensed consolidated balance sheets at March 31, 2018 and December 31, 2017.

SUMMARY OF BALANCE SHEET INFORMATION

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$ -	$ 12,832
Total current assets	23,844	70,230
Total assets	4,975,496	5,030,576
Total liabilities	2,506,740	2,458,598
Deficit accumulated	(27,409,675)	(27,306,453)
Total stockholder’s equity	$ 2,468,756	$ 2,571,978

Cash and cash equivalents decreased by $12,832 at March 31, 2018 compared to December 31, 2017. The decrease in cash is due to the timing of payment of expenses, collection of accounts receivable and proceeds from borrowings. Our non-current assets decreased at March 31, 2018 due to the amortization of long-lived assets.

Total liabilities increased by $48,142 at March 31, 2018.  The increase was due primarily to the funding of operations through the issuance of convertible notes payable, the accrued interest related to those notes and accruals for investor relations and insurance expenses.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the period March 31, 2018.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not issued any securities since the year ended December 31, 2017.

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

Date:   May 15, 2018

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer