Form 10-Q
period 2018-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2018-08-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2018

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

Yes [  ]   No [X]

The number of shares outstanding of the registrant’s common stock was 92,863,464 as of August 14, 2018.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2018 and	3
	December 31, 2017

	Condensed Consolidated Statements of Operations for the Three	4
	and Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Condensed Consolidated Statements of Cash Flows for the	5
	Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	18

Item 4.	Controls and Procedures	18

PART II: OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of June 30, 2018, the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2017 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 17, 2018.  The results of operations for the three and six months ended June 30, 2018 and 2017, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSORSYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$ 5,519	$ 12,832
Accounts receivable, net of allowance for bad debts of $145,179 and $145,194	3,734	47,254
Deposits and prepaid expenses	14,216	10,144
Total Current Assets	23,469	70,230
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $590,125 and $589,006	7,465	8,584
Patents and Proprietary Technology, net of accumulated
amortization of $942,028 and $925,790	32,017	48,295
Goodwill	4,896,917	4,896,917
Total Assets	$ 4,966,418	$ 5,030,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 337,179	$ 227,680
Accrued liabilities	1,020,481	958,810
Due to related parties	60,500	20,000
Convertible notes payable, net of discount of $19,911 and $72,986	960,089	807,014
Convertible notes payable to related party, net of discount of $18,985 and $33,099	95,528	81,414
Derivative liabilities	182,518	363,680
Total Liabilities	2,656,295	2,458,598

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
92,863,464 shares and 92,863,464 shares issued and outstanding,	92,863	92,863
Additional paid-in capital	29,785,568	29,785,568
Accumulated deficit	(27,568,308)	(27,306,453)
Total Stockholders' Equity	2,310,123	2,571,978
Total Liabilities and Stockholders' Equity	$ 4,966,418	$ 5,030,576

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Design, Contract and Testing Revenue	$ 51,158	$ 154,636	$ 130,422	$ 215,701

Operating Costs and Expenses
Amortization of patents and proprietary
proprietary technology	8,139	12,110	16,278	30,533
Cost of revenue	5,672	30,892	23,913	34,641
Administrative and marketing expense	117,278	189,738	233,636	354,851
Research and development expense	81,928	85,143	163,805	164,509

Total Operating Costs and Expenses	213,017	317,883	437,632	584,534

Net Operating Loss	(161,859)	(163,247)	(307,210)	(368,833)

Other Income and Expenses
Interest expense	(78,876)	(63,730)	(157,508)	(165,340)
Interest income	11	11	23	23
Gain(Loss) on derivative	82,091	33,492	202,840	49,179

Net Other Income (Expense)	3,226	(30,227)	45,355	(116,138)

Net Loss	$ (158,633)	$ (193,474)	$ (261,855)	$ (484,971)

Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	92,863,464	78,363,464	92,863,464	78,363,464

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$ (261,855)	$ (484,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	9,890
Amortization of patents and proprietary technology	16,278	30,533
Amortization of discount on note payable	88,867	3,246
Depreciation	1,119	1,120
Change in fair value of derivative liabilities	(202,840)	(49,179)
Interest expense recognized for derivative liabilities	-	63,298
Changes in operating assets and liabilities:
Accounts receivable	43,535	(34,750)
Deposits and prepaid expenses	(4,087)	(20)
Accounts payable	109,499	13,674
Accounts payable – related parties	-	14,174
Accrued liabilities	61,671	214,604
Net Cash Used in Operating Activities	(147,813)	(218,381)

Cash Flows from Investing Activities:
Note receivable interest income	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities:
Proceeds from bank overdrafts	-	19,067
Proceeds from related party payable	40,500	-
Proceeds from borrowings under convertible note payable – related party	-	20,000
Proceeds from borrowings under convertible note payable	100,000	180,000
Net Cash Provided by Financing Activities	140,500	219,667

Net Change in Cash and Cash Equivalents	(7,313)	686
Cash and Cash Equivalents at Beginning of Period	12,832	-
Cash and Cash Equivalents at End of Period	5,519	686

Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --
Cash paid for interest	$ --	$ --
Supplemental Disclosure on Noncash Investing and Financing Activities
Recognition of discounts on convertible notes payable	$ 21,678	$ 25,928

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

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through June 30, 2018 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $145,179 and $145,194 in the periods ended June 30, 2018 and December 31, 2017, respectively.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the period ended June 30, 2018 and during the period ended December 31, 2017.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the period ended June 30, 2018 and during year ended December 31, 2017.

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

Step 2.  Identify the performance obligations in the contract

Step 3.  Determine the transaction price

Step 4.  Allocate the transaction price to the performance obligations in the contract

Step 5.  Recognize revenue when the Company satisfied a performance obligation

Stock-Based Compensation – The Company recognizes the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.   All share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period. For the periods ended June 30, 2018 and 2017, the Company recognized expense for stock-based compensation of $0 and $9,890, respectively.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2018 there were outstanding common share equivalents (options and convertible notes payable) which amounted to 21,266,619 of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable.  During the six month period ended June 30, 2018, two customers represented 50% of sales and represented 5% of accounts receivable.  The Company has a strong ongoing relationship with this customer with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

NOTE 2 – GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $27,568,308 at June 30, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management is seeking additional funding to provide operating capital for its operations until such time as revenues are sufficient to sustain our level of operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 3 – DERIVATIVE INSTRUMENTS

The derivative liability as of June 30, 2018, in the amount of $182,518 has a Level 3 fair value classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2018 and December 31, 2017:

Total
Balance, December 31, 2016	76,295
Recognition of derivative liabilities upon initial valuation	226,651
Change in fair value of derivative liabilities	60,734
Conversions of derivative liabilities into equity instruments	-
Balance, December 31, 2017	363,680
Recognition of derivative liabilities upon initial valuation	21,678
Change in fair value of derivative liabilities	(202,840)
Conversions of derivative liabilities into equity instruments	-
Balance, June 30, 2018	182,518

During the year ended 2017 and the period ended June 30, 2018, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle all convertible instruments.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At June 30, 2018, the Company marked to market the fair value of the derivatives and determined a fair value of $182,518. The Company recorded a gain from change in fair value of derivatives of $202,840 for the six month period ended June 30, 2018.  The fair value of the embedded derivatives was determined using binomial lattice model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 86.12% to 94.90%, (3) weighted average risk-free interest rate of 2.11% to 2.33% (4) expected life of 0.33 to 0.75 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

In accordance ASC 840-15-25, the Company has implemented a sequencing policy with respect to all outstanding convertible instruments. The Company evaluates its contracts based upon earliest issuance date.

As of June 30, 2018, liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	182,518	182,518
Total	$-	$-	$182,518	$182, 518

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

On January 31, 2018, the Company entered into a convertible note for up to $100,000 from a third party.  The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.07 per share and a maturity date of July 31, 2018.  On February 23, April 13 and May 17, 2018 the Company drew $40,000, $30,000, and $30,000, respectively against this note.

On June 15, 2018, the Company entered into a convertible note for up to $150,000 from a third party.  The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.06 per share and a maturity date of March 31, 2019.  On July 2, 2018 the Company drew $25,000 against this note.

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

•

Expected volatility – 200% to 424%

•

Weighted-average fair value - $0.16 to $2.07

All of the options were fully vested at December 31, 2017. As a result there was no stock-based compensation expenses recorded for the three and six months ended June 30, 2018.  The Company recognized $-0- and $9,890 in stock-based compensation expense for the three and six months period ended June 30, 2017. There were 2,185,000 and 2,185,000 employee stock options outstanding at June 30, 2018 and December 31, 2017, respectively.

A summary of all employee options outstanding and exercisable under the plan as of June 30, 2018, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.17	7.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.17	7.16	$ --
Exercisable at the end of Period	2,185,000	$ 0.17	7.16	$ --

NOTE 5 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized.  No shares of stock were issued during the six months ended June 30, 2018.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

At June 30, 2018 and December 31, 2017, the Company had amounts of $60,500 and $20,000 payable to its Chief Executive Officer for funds loaned the Company to pay for various operating expenses of the business.  These funds are non-interest bearing, unsecured, and due upon demand.

At June 30, 2018 and December 31, 2017, the Company had outstanding notes payable to an officer in the amount of $87,257 and an outstanding note payable to a director in the amount of $27,256. See Note 3.

NOTE 8 – SUBSEQUENT EVENTS

On July 2, 2018 the Company drew $25,000 against the $150,000 line of credit dated June 15, 2018 provided by a third party.

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

For the past twelve months we have relied on the proceeds of convertible loans from existing shareholders and private placements of our common stock.  During 2017 and the first six months of 2018, the Company secured financing to fund its operations by issuing additional convertible notes to Capital Communications LLC and officers, the balances of which were $940,000 as of June 30, 2018. The notes have an annual interest rate of 10% and default rates of 15%, have various maturity dates, and are secured by the Company’s business assets.  On July 2, 2018 the Company drew an additional $25,000 against the $150,000 Capital Communications LLC line of credit.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at June 30, 2018 consisted of our operating lease of $10,560 per month, and total liabilities of $2,656,145, which includes $960,089 of convertible notes payable, net of discounts of $19,911. Accrued liabilities at June 30, 2018, were $1,020,481 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

During the six months ending June 30, 2018, the Company has raised an additional $100,000 in operating capital through the issuance of a short-term note.  The note has an annual interest rate of 10% and a default rate of 15% annually. The note is secured by the Company’s business equipment and has a conversion feature for restricted common shares at $0.07 per share.

During the year ended 2017 and the period ended June 30, 2018, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, we determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle all convertible instruments.  At June 30, 2018, the Company determined a fair value of $182,518 for the derivative instruments. The Company recorded a gain from change in fair value of derivatives of $82,091 for the six month period ended June 30, 2018.

The Company has a few major customers who represent a significant portion of revenue and accounts receivable. During the six months ended June 30, 2018, two customers represented 50% of sales and represented 5% of accounts receivable at June 30, 2018.  The Company has a strong ongoing relationship with this customer with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies

OFF-BALANCE SHEET ARRANGEMENTS

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2017 and for the six months ending June 30, 2018, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2017, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

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

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the six month periods ended June 30, 2018 and 2017 we recognized $0 and $9,890, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2018 and 2017, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2017 and 2016.

THREE MONTH PERIOD ENDED JUNE 30, 2018:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	June 30, 2018	June 30, 2017
Design, contract and testing revenue	$ 51,158	$ 154,636
Total operating costs and expenses	213,017	317,883
Net other income (expense)	3,226	(30,227)
Net loss	(158,633)	(193,474)
Basic and diluted loss per common share	(0.00)	(0.00)

For the three months ending June 30, 2018 revenue was $51,158, a decrease of $103,478 when compared to the same period in 2017. The decrease is attributable to the delay in projects by our clients, which has pushed back the requirement for our component parts. The majority of the revenue for this period came from development engineering, prototype and pre-production products. The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

We received revenue from repeat orders from our existing customers, design contracts, and development engineering.  Revenue is recognized using the ASC 606 five step detailed in Note 1 to the financial statements. Revenue from the sale of a product is recorded at the time of shipment to the customer.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.

Of the $213,017 and $317,883 total operating costs and expense for the three months ending June 30, 2018 and 2017, respectively, $81,928 and $85,143 were for direct research and development cost, respectively. For the three months ended June 30, 2018, total operating expenses decreased by $104,866 when compared to the same period in 2017, due primarily to reduced amortization charges and professional fees.

Other income (expense) for the three month period ended June 30, 2018 was $3,226 a $33,453 increase compared to the same period in 2017.  The increase is attributable to a gain on the change in fair value of derivative liabilities.

A net loss of $158,633 was realized for the three months ended June 30, 2018.  A net loss of $193,474 was realized for the three month period ended June 30, 2017.

SIX MONTH PERIOD ENDED JUNE 30, 2018:

SUMMARY OF OPERATING RESULTS
	Six month period ended
	June 30, 2018	June 30, 2017
Design, contract and testing revenue	$ 130,422	$ 215,701
Total operating costs and expenses	437,632	584,534
Net other income (expense)	45,355	(116,138)
Net loss	(261,855)	(484,971)
Basic and diluted loss per common share	(0.00)	(0.00)

For the six months ending June 30, 2018 revenue was $130,422, a decrease of $85,279 when compared to the same period in 2017. The lower sales result from delays in ordering from our clients.  The majority of the revenue for this period came from development engineering, prototype and pre-production products. The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

We received revenue from repeat orders from our existing customers, design contracts, and development engineering.  Revenue is recognized using the ASC 606 five step detailed in Note 1 to the financial statements. Revenue from the sale of a product is recorded at the time of shipment to the customer.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.

Of the $437,632 and $584,534 total operating costs and expense for the six months ending June 30, 2018 and 2017, respectively, $163,805 and $164,509 were for direct research and development cost, respectively. For the six months ended June 30, 2018, total operating expenses decreased by $146,902 when compared to the same period in 2017, due primarily to reduced amortization charges and professional fees.

Other income (expense) for the six month period ended June 30, 2018 was $45,355, compared to other expense of $116,138 the same period in 2017.  The income in 2018 is attributable to a gain on the change in fair value of derivative liabilities.

A net loss of $261,855 was realized for the six months ended June 30, 2018.  A net loss of $484,971 was realized for the six month period ended June 30, 2017.

The chart below represents a summary of our condensed consolidated balance sheets at June 30, 2018 and December 31, 2017.

SUMMARY OF BALANCE SHEET INFORMATION

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$ 5,519	$ 12,832
Total current assets	23,469	70,230
Total assets	4,966,418	5,030,576
Total liabilities	2,656,295	2,458,598
Deficit accumulated	(27,568,308)	(27,306,453)
Total stockholder’s equity	$ 2,310,123	$ 2,571,978

Cash and cash equivalents decreased by $7,313 at June 30, 2018 compared to December 31, 2017. The decrease in cash is due to the timing of payment of expenses, collection of accounts receivable and proceeds from borrowings. Our non-current assets decreased at June 30, 2018 due to the amortization of long-lived assets.

Total liabilities increased by $197,697 at June 30, 2018.  The increase was due primarily to the funding of operations through the issuance of convertible notes payable, the accrued interest related to those notes and accruals for investor relations and insurance expenses.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the period June 30, 2018.

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

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first six months of 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date:   August 14, 2018

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer