Form 10-Q
period 2018-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2018-11-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2018

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

Yes [  ]  No [X]

The number of shares outstanding of the registrant’s common stock was 92,863,464 as of November 14, 2018.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2018 and	3
	December 31, 2017

	Condensed Consolidated Statements of Operations for the Three	4
	and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	Condensed Consolidated Statements of Cash Flows for the	5
	Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	17

Item 4.	Controls and Procedures	17

PART II: OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2018, the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2017 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 17, 2018.  The results of operations for the three and nine months ended September 30, 2018 and 2017, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSORSYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$ 3,062	$ 12,832
Accounts receivable, net of allowance for bad debts of $145,179 and $145,194	18,937	47,254
Deposits and prepaid expenses	18,184	10,144
Total Current Assets	40,183	70,230
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $590,685 and $589,006	6,905	8,584
Patents and Proprietary Technology, net of accumulated
amortization of $949,958 and $925,790	24,087	48,295
Goodwill	4,896,917	4,896,917
Total Assets	$ 4,974,642	$ 5,030,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 365,864	$ 227,680
Accounts payable – related party	12,127	-
Accrued liabilities	1,079,200	958,810
Due to related parties	-	20,000
Convertible notes payable, net of discount of $18,275 and $72,986	1,036,725	807,014
Convertible notes payable to related party, net of discount of $17,497 and $33,099	162,016	81,414
Derivative liabilities	131,190	363,680
Total Liabilities	$ 2,787,122	$ 2,458,598

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
92,863,464 shares and 92,863,464 shares issued and outstanding,	92,863	92,863
Additional paid-in capital	29,785,568	29,785,568
Accumulated deficit	(27,690,911)	(27,306,453)
Total Stockholders' Equity	2,187,520	2,571,978
Total Liabilities and Stockholders' Equity	$ 4,974,642	$ 5,030,576

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Design, Contract and Testing Revenue	$ 72,208	$ 40,622	$ 202,630	$ 256,323

Operating Costs and Expenses
Amortization of patents and
proprietary technology	7,930	9,154	24,208	39,687
Cost of revenue	11,102	8,503	35,015	43,144
Administrative and marketing expense	112,141	160,769	345,777	515,620
Research and development expense	73,873	79,975	237,678	244,484

Total Operating Costs and Expenses	205,046	258,401	642,678	842,935

Net Operating Loss	(132,838)	(217,779)	(440,048)	(586,612)

Other Income and Expenses
Interest expense	(78,383)	(73,197)	(235,891)	(238,537)
Interest income	12	12	35	35
Gain(Loss) on derivative	88,606	63,006	291,446	112,185

Net Other Income (Expense)	10,235	(10,179)	55,590	(126,317)

Net Loss	$ (122,603)	$ (227,958)	$ (384,458)	$ (712,929)

Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	92,863,464	78,363,464	92,863,464	78,363,464

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$ (384,458)	$ (712,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	14,916
Amortization of patents and proprietary technology	24,208	39,687
Amortization of discount on note payable	129,269	22,049
Depreciation	1,679	1,679
Change in fair value of derivative liabilities	(291,446)	(112,185)
Interest expense recognized for derivative liabilities	-	63,298
Changes in operating assets and liabilities:
Accounts receivable	28,332	(2,415)
Deposits and prepaid expenses	(8,055)	(2,034)
Accounts payable	138,184	40,344
Accounts payable – related parties	12,127	(1,420)
Accrued liabilities	120,390	336,342
Net Cash Used in Operating Activities	(229,770)	(312,668)

Cash Flows from Investing Activities:
Purchase of proprietary technology	-	(1,650)
Net Cash Used in Investing Activities	-	(1,650)
Cash Flows from Financing Activities:
Repayment of bank overdrafts	-	(14,621)
Proceeds from borrowings under convertible note payable – related party	45,000	47,000
Repayment of borrowings under convertible note payable – related party	-	(7,000)
Proceeds from borrowings under convertible note payable	175,000	300,000
Net Cash Provided by Financing Activities	220,000	325,379

Net Change in Cash and Cash Equivalents	(9,770)	11,061
Cash and Cash Equivalents at Beginning of Period	12,832	-
Cash and Cash Equivalents at End of Period	3,062	11,061

Supplemental Cash Flow Information:
Cash paid for income taxes	$ --	$ --
Cash paid for interest	$ --	$ --
Supplemental Disclosure on Noncash Investing and Financing Activities
Recognition of discounts on convertible notes payable	$ 58,956	$ 99,221
Assumption of liabilities by related parties	$ --	$ 54,513
Conversion of due to related party to convertible note	$ 20,000	$ --

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

Step 2.  Identify the performance obligations in the contract

Step 3.  Determine the transaction price

Step 4.  Allocate the transaction price to the performance obligations in the contract

Step 5.  Recognize revenue when the Company satisfied a performance obligation

Stock-Based Compensation – The Company recognizes the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.   All share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period. For the periods ended September 30, 2018 and 2017, the Company recognized expense for stock-based compensation of $0 and $9,890, respectively.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2018 there were outstanding common share equivalents (options and convertible notes payable) which amounted to 24,162,571 of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees”. The amendments to ASU 2018 - 07 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers”. The Company is currently evaluating ASU 2018-07 and its impact on its condensed consolidated financial statements or disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is in the process of evaluating the impact of the final rule on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 2 – GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $27,690,911 at September 30, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management is seeking additional funding to provide operating capital for its operations until such time as revenues are sufficient to sustain our level of operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 3 – DERIVATIVE INSTRUMENTS

The derivative liability as of September 30, 2018, in the amount of $131,190 has a Level 3 fair value classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2018 and December 31, 2017:

Total
Balance, December 31, 2016	76,295
Recognition of derivative liabilities upon initial valuation	226,651
Change in fair value of derivative liabilities	60,734
Conversions of derivative liabilities into equity instruments	-
Balance, December 31, 2017	363,680
Recognition of derivative liabilities upon initial valuation	58,956
Change in fair value of derivative liabilities	(291,446)
Conversions of derivative liabilities into equity instruments	-
Balance, September 30, 2018	131,190

During the year ended December 31, 2017 and the period ended September 30, 2018, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle all convertible instruments.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At September 30, 2018, the Company marked to market the fair value of the derivatives and determined a fair value of $131,190. The Company recorded a gain from change in fair value of derivatives of $291,446 for the nine month period ended September 30, 2018.  The fair value of the embedded derivatives was determined using binomial lattice model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 100.37% to 115.15%, (3) weighted average risk-free interest rate of 2.19% to 2.36% (4) expected life of 0.25 to 1.25 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

In accordance ASC 840-15-25, the Company has implemented a sequencing policy with respect to all outstanding convertible instruments. The Company evaluates its contracts based upon earliest issuance date.

As of September 30, 2018, liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	131,190	131,190
Total	$-	$-	$131,190	$131,190

Convertible Notes Payable

At December 31, 2017 there were notes outstanding with principal balances which total $880,000. Of the notes, $840,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.06 to $0.07 per share.  The remaining $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director.  That note was due on December 31, 2015, is currently in default, and therefore bears a default interest rate of 10%.

On January 31, 2018, the Company entered into a convertible note for up to $100,000 from a third party.  The note was due on July 31, 2018, is currently in default, and therefore bears a default interest rate of 15%.  On February 23, April 13, and May 17, 2018 the Company drew $40,000, $30,000, and $30,000 against this note.

On June 15, 2018, the Company entered into a convertible note for up to $150,000 from a third party.  The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.06 per share and a maturity date of March 31, 2019.  On July 2, August 1, September 5, 2018, the Company drew $25,000, $25,000 and $25,000 against this note.

During the year ended December 31, 2017 and the period ended June 30, 2018, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle all convertible instruments.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

The Company recognizes a debt discount for the initial value of the derivative liability.  The resultant debt discount is amortized over the term of the note.  At September 30, 2018 there was $18,275 in unamortized debt discounts related to the above notes which will be expensed over future periods.

Convertible Note Payable Related Party

At December 31, 2017 there were notes outstanding with two directors of the Company with balances of $87,257 and $27,256, respectively.  The notes bear an 8% annual rate of interest with a 12% default rate. These notes were due as follows:  $10,000 was due November 30, 2016, $10,000 was due December 31, 2016, $30,000 was due December 31, 2017, and $64,513 is due December 31, 2018.  These notes are convertible into shares of common stock at the rate of $0.07 per share.

On August 28, 2018, the Company entered into two convertible notes with directors of the Company for $60,000 and $5,000.  These notes are due December 31, 2019  and are convertible into shares of common stock at the rate of $0.06 per share.

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

The Company recognizes a debt discount for the initial value of the derivative liability.  The resultant debt discount is amortized over the term of the note.  At September 30, 2018 there was $17,497 in unamortized debt discounts related to the above notes which will be expensed over future periods.

NOTE 4 – STOCK OPTION PLANS

On August 25, 2005, the Board of Directors of the Company approved and adopted the 2005 Stock Incentive Plan (the Plan). The Plan became effective upon its adoption by the Board and will continue in effect for ten years, unless terminated.  This plan was approved by the stockholders of the Company at their annual meeting of shareholders on November 22, 2005. Under the Plan, the exercise price for all options issued will not be less than the average quoted losing market price of the Company’s trading common stock for the thirty day period immediately preceding the grant date plus a premium of ten percent.  The maximum aggregate number of shares that may be awarded under the lan is 2,500,000 shares.  The Company continues to utilize the Black-Scholes option-pricing model for calculating the fair value of the options granted as defined by ASC Topic 718, which is an acceptable valuation approach under SC 718. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock.

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

•

Expected volatility – 200% to 424%

•

Weighted-average fair value - $0.16 to $2.07

All of the options were fully vested at December 31, 2017. As a result there was no stock-based compensation expenses recorded for the three and nine months ended September 30, 2018.  The Company recognized $0 and $9,890 in stock-based compensation expense for the three and nine months period ended September 30, 2017. There were 2,185,000 and 2,185,000 employee stock options outstanding at September 30, 2018 and December 31, 2017, respectively.

A summary of all employee options outstanding and exercisable under the plan as of September 30, 2018, and changes during the nine months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.17	7.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.17	6.91	$ --
Exercisable at the end of Period	2,185,000	$ 0.17	6.91	$ --

NOTE 5 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized.  No shares of stock were issued during the nine months ended September 30, 2018.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

At December 31, 2017, the Company had $20,000 due to its Chief Executive Officer for funds loaned to the Company to pay off various operating expenses of the business.  The amount owed at December 31, 2017, was converted to notes payable, bearing interest at the rate of 8% per annum with a due date of December 31, 2019.

At December 31, 2017, the Company had outstanding notes payable to an officer in the amount of $87,257 and an outstanding note payable to a director in the amount of $27,256. On August 28, 2018, additional notes payable in the amounts of $60,000 and $5,000, respectively, were issued to directors of the Company.  See note 3.

NOTE 8 – SUBSEQUENT EVENTS

On October 2, 2018 the Company drew an additional $25,000 against the $150,000 line of credit dated June 15, 2018 provided by a third party.

On October 18, 2018, the Company announced it had signed a five year manufacturing and supply agreement with a medical device company for a medicine dispensing product.  It is anticipated that full production under this agreement will commence during the first quarter of 2019.

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

During 2018 we have focused our marketing efforts on a number of larger domestic and international companies that have applications which have the potential to greatly increase the volume of sensors we are currently manufacturing. As of the date of this report, the Company had at least sixteen global commercial partners covering a variety of different products.  In coordination with its partners, the Company introduced at least eight new products.  Management believes this growth in sales channels will allow the Company to grow at an increasingly accelerated rate over the next several quarters.

On October 18, 2018, the Company announced it had signed a five year manufacturing and supply agreement with Counted LLC.  Counted LLC conceived of a medication delivery monitoring system and dispensing monitoring system. Flexpoint designed and produced the monitoring system with Flexpoint features, Flexpoint technology and Flexpoint designed electronics to track and report the dispensing of medications in real time.  This information has the potential to be transmitted to physicians, pharmacists and governmental agencies.  Prototypes have been built and successfully tested and it is expected that additional production and testing will continue throughout the remainder of the year with production increasing in 2019.

The Company has completed delivery of two different products to Haemoband, Ltd. and continues to work with them toward the completion of their testing program for product launch.

The Company continues to develop relationships in a number of application fields.  We have a working relationship for the production of sensors for glove based IR/VR applications with Manus VR and others. Flexpoint has also established relationships with several medical IoT vendors.  These include companies like Neofect, Gloreha and YouReHab; all with a focus on medical rehabilitation with a different approach.  Products from these companies range from gloves to prosthetics to virtual reality, all with the intention of improving medical health or medical rehab.

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

LIQUIDITY AND CAPITAL RESOURCES

Currently our revenue is primarily from design contract, testing and limited production services for products, prototypes and samples, and is not to a level to support our operations.  However, we believe, based upon current orders and projected orders over the next twelve months, that we could be producing sensors under long-term contracts that will help support our existing operations and potential future growth. Management recognizes such contracts usually go through a long negotiation process and there can be no guarantee that we will be successful in our negotiations or that such contracts will be sufficient to support our current operations in the near future.

For the past twelve months we have relied on the proceeds of convertible loans from existing shareholders and private placements of our common stock.  During 2017 and the first nine months of 2018, the Company secured financing to fund its operations by issuing additional convertible notes to Capital Communications LLC, a third party, and our officers, the balances of which were $1,243,514 as of September 30, 2018. The notes have an annual interest rate of 8% to 10% and default rates of 12% to 15%, have various maturity dates, and are secured by the Company’s business assets.  On October 2, 2018, the Company drew an additional $25,000 against the $150,000 Capital Communications LLC line of credit.

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

We also expect that in the short term we may have to continue to issue convertible notes, convertible into our common stock, to pay for services and agreements rather than use our limited cash resources; however, the common stock the Company is currently obligated to issue under current convertible notes will exceed the total number of shares authorized under our Articles of Incorporation.  Any additional issuance of common stock will likely be pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2018 consisted of our operating lease of $10,560 per month, and total liabilities of $2,787,122 which includes $1,198,742 of convertible notes payable, net of discounts of $35,772. Accrued liabilities at September 30, 2018, were $1,079,200 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

During the nine months ending September 30, 2018, the Company has raised an additional $220,000 in operating capital through the issuance of convertible notes.  The notes have annual interest rates of 8% to 10% and default rates of 12% to 15% annually. The notes are secured by the Company’s business equipment and have conversion features for restricted common shares at $0.06 to $0.07 per share.

During the year ended 2017 and the period ended September 30, 2018, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, we determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle all convertible instruments.  At September 30, 2018, the Company determined a fair value of $131,190 for the derivative instruments. The Company recorded a gain from change in fair value of derivatives of $291,446 for the nine month period ended September 30, 2018.

The Company has a few major customers who represent a significant portion of revenue and accounts receivable.  During the nine months ended September 30, 2018, two customers represented 41% of sales and represented 13% of accounts receivable at September 30, 2018.  The Company has a strong ongoing relationship with this customer with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies

OFF-BALANCE SHEET ARRANGEMENTS

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2017 and for the nine months ending September 30, 2018, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2017, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

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

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the nine month periods ended September 30, 2018 and 2017 we recognized $0 and $9,890, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2018 and 2017, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2017 and 2016.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2018:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	September 30, 2018	September 30, 2017
Design, contract and testing revenue	$ 72,208	$ 40,622
Total operating costs and expenses	205,046	258,401
Net other income (expense)	10,235	(10,179)
Net loss	(122,603)	(227,958)
Basic and diluted loss per common share	$ (0.00)	$ (0.00)

For the three months ending September 30, 2018 revenue was $72,208, an increase of $32,186 when compared to the same period in 2017. The majority of the revenue for this period came from development engineering, production, prototype and pre-production products. The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

We recognized revenue from repeat orders from our existing customers, design contracts, and development engineering.  Revenue is recognized using the ASC 606 five step detailed in Note 1 to the financial statements. Revenue from the sale of a product is recorded at the time of shipment to the customer.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.

Of the $205,046 and $258,401 total operating costs and expense for the three months ending September 30, 2018 and 2017, respectively, $73,873 and $79,975 were for direct research and development cost, respectively. For the three months ended September 30, 2018, total operating expenses decreased by $53,355 when compared to the same period in 2017, due primarily to reduced amortization charges and professional fees.

Other income (expense) for the three month period ended September 30, 2018 was $10,235, a $20,414 increase compared to the same period in 2017.  The increase is attributable to a gain on the change in fair value of derivative liabilities of $88,606 for the three months ended September 30, 2018, compared to $63,006 recognized for the three month period ended September 30, 2017.

A net loss of $122,603 was realized for the three months ended September 30, 2018.  A net loss of $227,958 was realized for the three month period ended September 30, 2017.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2018:

SUMMARY OF OPERATING RESULTS
	Nine month period ended
	September 30, 2018	September 30, 2017
Design, contract and testing revenue	$ 202,630	$ 256,323
Total operating costs and expenses	642,678	842,935
Net other income (expense)	55,590	(126,317)
Net loss	(384,458)	(712,929)
Basic and diluted loss per common share	$ (0.00)	$ (0.01)

For the nine months ending September 30, 2018 revenue was $202,630, a decrease of $53,693 when compared to the same period in 2017. The majority of the revenue for this period came from development engineering, production, prototype and pre-production products. The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

We received revenue from repeat orders from our existing customers for production, design contracts, and development engineering.  Revenue is recognized using the ASC 606 five step detailed in Note 1 to the financial statements.  Revenue from the sale of a product is recorded at the time of shipment to the customer.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.

Of the $642,678 and $842,935 total operating costs and expense for the nine months ending September 30, 2018 and 2017, respectively, $237,678 and $244,484 were for direct research and development cost, respectively. For the nine months ended September 30, 2018, total operating expenses decreased by $200,257 when compared to the same period in 2017, due primarily to reduced amortization charges, a reduction in salaries and related taxes and benefits, and reduced consulting fees.

Other income for the nine month period ended September 30, 2018 was $55,590, compared to other expense of $126,317 for the same period in 2017.  The major contributor to this change was the recognition of a $291,446 gain on derivative in 2018 compared to a gain on derivative of $112,185 recognized in 2017.

A net loss of $384,458 was realized for the nine months ended September 30, 2018.  A net loss of $712,929 was realized for the nine month period ended September 30, 2017.

The chart below represents a summary of our condensed consolidated balance sheets at September 30, 2018 and December 31, 2017.

SUMMARY OF BALANCE SHEET INFORMATION

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$ 3,062	$ 12,832
Total current assets	40,183	70,230
Total assets	4,974,642	5,030,576
Total liabilities	2,786,972	2,458,598
Deficit accumulated	(27,690,911)	(27,306,453)
Total stockholder’s equity	$ 2,187,520	$ 2,571,978

Cash and cash equivalents decreased by $9,770 at September 30, 2018 compared to December 31, 2017. The decrease in cash is due to the timing of payment of expenses, collection of accounts receivable and proceeds from borrowings. Our non-current assets decreased at September 30, 2018 due to the amortization of long-lived assets.

Total liabilities increased by $328,524 at September 30, 2018.  The increase was due primarily to increases in convertible notes payable, accrued interest related to those notes, and other accounts payable and accrued liabilities offset in part by a decrease in the derivative liability.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the period September 30, 2018.

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

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first nine months of 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Flexpoint Sensor Systems, Inc. intends to conduct an annual shareholders’ meeting on Friday, December 28, 2018. The rules of the SEC provide that shareholder proposals may be considered for inclusion in the proxy materials for such an annual meeting under certain circumstances.  Our bylaws provide that any qualified shareholder proposals for an annual meeting must be made in writing and delivered to us or mailed and received at our principal executive offices not less than 50 days and not more than 80 days prior to that meeting.  However, if we provide you with less than 60 days’ notice (or public disclosure) of the meeting, shareholder proposals will be deemed timely if they are received not more than the 10th day following the date the notice was mailed or the public disclosure was made. Accordingly, shareholders’ proposals for the December 28, 2018 meeting must be received no later than the10th day following the date of the filing of this Form 10-Q (public disclosure), which is November 24, 2018.

Any such proposals need to be accompanied by specific information regarding:

$

a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting;

$

the name and address of the shareholder proposing the business;

$

the class and number of shares owned by the shareholder; and

$

any material interest the shareholder has is such business.

Under Rule 14a-8 promulgated under the Exchange Act, in order to be eligible to submit a proposal, you must be a shareholder of record and have continuously held at least $2,000 in market value, or 1%, of the Company’s securities entitled to be voted on the proposal at the meeting for at least one year by the date you submit the proposal. You must continue to hold those securities through the date of the meeting.

Based upon these factors, shareholders’ proposals for the December 28, 2018 meeting must be received no later than the10th day following the date this Form 10-Q is filed, which is November 24, 2018.

Shareholder Relations

Flexpoint Sensor Systems, Inc.

106 West Business Park Drive

Draper, Utah  84020

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Part II Exhibits

No.	Description
3.1	Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)
3.2	Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1	Addendum to Lease Agreement between Flexpoint Sensor and Handstands, dated January 1, 2015. (Incorporated by reference to exhibit 10.3 of Form 10-K, filed April 14, 2016)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date:   November 14, 2018

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer