Form 10-K
period 2018-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2019-04-01
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of 84,757,668 shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.07), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018) was approximately $5,933,039.

The number of shares outstanding of the registrant’s common stock, as of April 1, 2019, was 92,863,464.

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

The Company conducted an annual shareholders’ meeting on December 28, 2018, seeking approval from the Company’s shareholders to:

•

Amend Flexpoint’s Certificate of Incorporation to effect an increase of the authorized common stock from One Hundred Million (100,000,000) to Two Hundred Million (200,000,000);

•

Amend Flexpoint’s Certificate of Incorporation to effect a Reverse Split of the Company’s issued and outstanding common stock by a ratio of 1-for-50; and

•

Elect two directors to our Board:

John A. Sindt for a three-year term

Clark M. Mower for a two-year term.

Each of the proposals put forth to a vote by the shareholders was approved.  The Company intends to initiate the procedures to file a Certificate of Amendment to the Company’s Certificate of Incorporation to increase the authorized shares of common stock and to complete a 1-for-50 reverse of the common stock pursuant to the regulations of the Financial Industry Regulatory Authority (“FINRA”) when the Board of Directors deem it advisable.

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

In the rapidly growing and emerging wearables space, Flexpoint has also recently received additional purchase orders from multiple glove manufacturers across various market sub-segments including medical, toys, gaming and virtual reality.  The “speed to market” commercialization plans of these companies are driving this increased order volume.  Flexpoint is aggressively going after this evolving market, and expects this pattern to continue and dramatically increase in 2019.  In aggregate, Bend Sensor®  wearables order volumes are expected to number in the tens of thousands in 2019.  The wearables market segment is clearly one where our technology is easily adapted and truly illustrates our technological differentiation.  Flexpoint’s willingness and ability to customize sensors for these innovative companies and deliver them at a competitive price point allows us to deliver real value to our customers.

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

In the VR/AR marketspace, orders of increasing size and frequency were received during the fourth quarter of 2018 from Manus VR and Virtual Motion Labs as they strive to fulfill production orders. Flexpoint also received orders from other global VR/AR customers during the quarter.

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

The medical wearables application segment has produced orders from multiple companies. The most notable is Focal Wellness. Focal Wellness has entered the pre-mass commercialization phase with multiple global orthopedic product distributors of their Bend Sensor® based Carpal Tunnel Syndrome (CTS) system. Flexpoint is increasingly confident these will prove to be large revenue contributors in 2019 and beyond.

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

In December 2014 we announced the launch, in conjunction with Bend Tech L.L.C., of a shoe insole system, the Mettis Trainer.  While introduction of the products has been delayed, we expect to have the product available for delivery in 2019.  Bend Tech is beginning to finalize partnerships with larger companies already involved in the athletic shoe industry for distribution.

Other Applications

Management believes the potential market for our technology includes using the technology to replace or upgrade existing devices used in industrial control systems, medical equipment and instrumentation, computer peripherals, automotive transmission equipment, commercial vending equipment and other devices.  We have developed, or are developing:

•

a ruptured disc/bursting disc utilizing the Bend Sensor® as the detection/alarm element of a ruptured disc device;

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

MAJOR CUSTOMERS

Currently, we have a limited customer base and for the year ending 2018 four customers represented approximately 57% of the Company’s revenue:  Neofect represented approximately 10%, Haemoband represented approximately 15%, Nypro represented approximately 29% and CaptoGlove represented approximately 13% of the Company’s revenue. This high concentration was primarily related to manufacturing of sensors for the toy industry and engineering and design work in the medical and wearables industries.

EMPLOYEES

As of the date of this filing we have 4 full time employees, 1 part-time employee, employ 3 to 5 sub-contractors and multiple consultants. Until we are under full production with some of our products we will continue to use sub-contractors and consultants which helps to keep our overall labor cost to a minimum. Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

AVAILABLE INFORMATION

Additional information is available on our website at www.flexpoint.com

ITEM 1A. RISK FACTORS

Factors Affecting Future Performance

We have a history of losses and may never become profitable.

We are currently unable to fund our day-to-day operations from revenues and the limited revenues have impeded our continued growth and have caused delays in our business development.  We have generated operating capital from private placements and the use of convertible notes that have helped fund our operations in the past.  During 2018, we recorded a net loss of $906,093 and, as of the date of this filing, we are unsure that total revenues in 2019 will be sufficient to support our planned manufacturing operations, pay off existing debt and fund all of our research and development. In addition, with the economic uncertainties we have had to further expand our business activities to include additional markets; therefore, we anticipate needing to raise an additional funding. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the Company.  If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

ITEM 2.   PROPERTIES

We currently occupy approximately 11,639 square feet of office and manufacturing space from American Covers, Inc., dba Handstands. The building is located in a business park in Draper, Utah which consists primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.  In 2014 the Company extended the operating lease agreement for its manufacturing facility in Draper, Utah. Under the terms of a three year lease extension effective January 1, 2015, the monthly rent remained at $8,950 per month for 2015, increased to $9,300 per month for 2016 and to $9,600 per month for 2017. The lease further provides that on the expiration of the lease on December 31, 2017, the lease becomes a month to month lease at a rate of the current monthly lease rate ($9,600), plus an increase of 10%, ($10,560 per month in 2018), with a 10% increase on the anniversary date of each succeeding year.  The Company will pay a lease rate of $11,620 per month in 2019.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this filing.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol “FLXT.”   Any over-the-counter market quotations in this trading system reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

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

HOLDERS

As of April 1, 2019 we had approximately 471 stockholders of record of our common stock, which does not include “street accounts” of securities brokers.   Our transfer agent is Standard Registrar & Transfer Co., Inc., located in Salt Lake City, Utah.

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

For the past twelve months we have relied on the proceeds of convertible loans from existing shareholders and private placements of our common stock.  During 2018 and 2017, the Company secured financing to fund its operations by issuing additional convertible notes to Capital Communications LLC and officers, the balances of which were $1,090,000 and $840,000 as of December 31, 2018 and 2017, net of discounts of $27,092 and $72,986, respectively. The notes have an annual interest rate of 10% and default rate of 15%, have various maturity dates, and are secured by the Company’s business assets.

Management believes that our current cash burn rate is approximately $65,000 per month and that proceeds from additional convertible notes and estimated revenues for engineering design and prototype products will be sufficient to fund the next twelve months of operations.  Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our current purchase orders and anticipated purchase orders over the next twelve months our projected revenues by the end of 2019 are anticipated to cover our projected operating expenses, based on our current burn rate. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will meet the volumes that we anticipate.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2018 consist of total current liabilities of $3,306,614, which includes $1,277,389 in convertible notes, net of discounts.

Our long term lease of our manufacturing facility was extended effective January 1, 2015 and expired December 31, 2017.  We are now renting the facility on a month-to-month basis.

Our total current liabilities include accounts payable of $354,422 related to normal operating expenses, including health insurance, utilities, production supplies, legal expenses and travel expense.  Accrued liabilities at December 31, 2018, were $1,369,946 and were related to payroll tax liabilities, tax expenses,  accrued interest, investor relations consulting, and accrued Paid Time Off, a combination vacation-sick leave policy, and amounts due to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its former subsidiaries, Sensitron, Inc. and Flexpoint International, LLC, and should be read in conjunction with our audited financial statements for the years ended December 31, 2018 and 2017.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS
	For the year ended	For the year ended
	December 31, 2018	December 31, 2017
Engineering, contract and testing revenue	$ 267,766	$ 340,604
Total operating costs and expenses	(1,028,154)	(1,146,126)
Net other income (expense)	(145,706)	(278,120)
Net loss	(906,094)	(1,083,642)
Basic and diluted loss per common share	(0.01)	(0.01)

Our revenue for 2018 decreased $72,838 as compared to 2017.  The decrease resulted from product sales of $97,723 in 2018 compared to $235,140 in 2017, as sales to toy manufacturers were significantly reduced.  Our revenue was primarily derived from the manufacturing of sensors for the wearable and toy industries, design and development engineering, prototype products and sales of our fully integrated products. Revenue from research and development engineering and prototype product contracts is generally recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer. Management anticipates that revenue will increase as we continue to provide engineering services and our customers continue to order more frequently and in larger quantities.

Total operating costs and expenses were $1,028,154 in 2018 compared to $1,146,126 in 2017. As we work to commercialize products and establish distribution channels we are also working to bring greater efficiencies and cost reductions to our operations.  Accordingly, administrative and marketing expenses decreased by $88,573 for 2018 compared to 2017. The cost of revenue in 2018 decreased in 2018 as a result of the lower sales levels.  Amortization of patents and proprietary technology expense decreased in 2018 as some of the intellectual property became fully amortized.

Total other expense for the year ending December 31, 2018 was $145,706 compared to $278,120 in 2017.  Other expense is comprised primarily of interest expense of $316,980 in 2018, compared to interest expense of $332,616 in 2017.  In 2018 we recognized a gain on derivative liabilities of $171,227, compared to a $60,734 loss on derivative liabilities recognized in 2017.

As we continued to mature into a manufacturing company our engineering design and production revenues increased as a percent of our total revenue.  As we expand and sell our existing suite of products, and as we grow the relationship with our customers, we expect this trend to continue in the future. We are not able to guarantee that our operating losses will be reduced in the short term.

The chart below presents a summary of our consolidated balance sheets at December 31, 2018 and 2017.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended December 31, 2018	Year ended December 31, 2017
Cash and cash equivalents	$ 17,798	$ 12,832
Total current assets	46,402	70,230
Total assets	4,972,498	5,030,576
Total liabilities	3,306,614	2,458,598
Accumulated deficit	(28,212,547)	(27,306,453)
Total stockholder’s equity	$ 1,665,884	$ 2,571,978

Cash and cash equivalents increased by $4,966 in 2018 compared to 2017. Until such time as our revenue increases, cash to fund our operations will be our most critical factor. As we expand our customer base and product offerings we will need to raise additional operating capital during 2019. It is expected that this will be accomplished by securing additional loans from related parties and existing shareholders, through the private placement of stock, or through the licensing of our technology. We anticipate that we will need to raise approximately $500,000 to $800,000 in funding to support our existing operations and our anticipated growth during 2019.

Our current assets decreased to $46,402 during the year ending December 31, 2018 compared to $70,230 during the same period in 2017. This decrease is primarily due to decreases in accounts receivable.  The decrease in our non-current assets at December 31, 2018 compared to 2017 is due to the amortization associated with our long-lived assets. These assets include property and equipment, patents and proprietary technology.

Accrued liabilities increased at December 31, 2018 by $411,136 when compared to December 31, 2017. The increase is primarily due to the accrual of interest expense related to notes payable. Total liabilities increased by $848,016 at December 31, 2018 as the result of the increase in accrued liabilities and the issuance of additional convertible notes payable, and increases in accrued payroll and payroll taxes.

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

We annually test long-lived assets for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2018 or the twelve months ended December 31, 2017. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation.  The pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2018 and 2017 we recognized $0 and $19,943, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options that will be recognized based upon the current grants issued.

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

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flexpoint Sensor Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. (“the Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Salt Lake City, UT

April 1, 2019

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$ 17,798	$ 12,832
Accounts receivable, net of allowance of $136,761 and $145,179	16,153	47,254
Deposits and prepaid expenses	12,451	10,144
Total Current Assets	46,402	70,230
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $591,246 and $589,006	6,344	8,584
Patents and Proprietary Technology, net of accumulated
amortization of $957,760 and $925,790	16,285	48,295
Goodwill	4,896,917	4,896,917
Total Assets	$ 4,972,498	$ 5,030,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 354,422	$ 227,680
Accounts payable - related party	20,000	20,000
Accrued liabilities	1,369,946	958,810
Convertible notes payable, net of discount of $27,092 and $72,986	1,102,908	807,014
Convertible notes payable to related party, net of discount of
$5,032 and $53,099	174,481	81,414
Derivative Liabilities	284,857	363,680
Total Liabilities	3,306,614	2,458,598
Commitments and contingencies	-	-
Stockholders' Equity

Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
92,863,464 shares and 92,863,464 shares issued and outstanding, respectively	92,863	92,863
Additional paid-in capital	29,785,568	29,785,568
Accumulated deficit	(28,212,547)	(27,306,453)
Total Stockholders' Equity	1,665,884	2,571,978
Total Liabilities and Stockholders' Equity	$ 4,972,498	$ 5,030,576

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2018	2017

Engineering, Contract and Testing Revenue	$ 267,766	$ 340,604

Operating Costs and Expenses
Amortization of patents and proprietary technology	32,010	49,713
Cost of revenue	37,257	41,381
Administrative and marketing expense	646,696	735,269
Research and development expense	312,191	319,763
Total Operating Costs and Expenses	1,028,154	1,146,126

Loss from operations	(760,388)	(805,522)
Other Income (Expense)
Interest expense	(316,980)	(332,616)
Interest income	47	47
Gain on extinguishment of debt	-	115,183
Gain (Loss) on change in fair value of derivative liabilities	171,227	(60,734)
Net Other Income (Expense)	(145,706)	(278,120)

Net Loss	$ (906,094)	$ (1,083,642)

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	92,863,464	80,548,396

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2017 and 2018

	Common	Stock	Additional		Total
			Paid-in	Accumulated	Stockholder
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2016	78,363,464	$ 78,363	$ 29,052,188	$ (26,222,811)	$ 2,907,740

Shares issued for convertible notes	14,500,000	14,500	713,437	-	727,937

Stock options issued	-	-	19,943	-	19,943

Net loss	-	-	-	(1,083,642)	(1,083,642)

Balance – December 31, 2017	92,863,464	92,863	29,785,568	(27,306,453)	2,571,978

Beneficial conversion feature	-	-	-	-	-

Net loss	-	-	-	(906,094)	(906,094)

Balance - December 31, 2018	92,863,464	$ 92,863	$ 29,785,568	$ (28,212,547)	$ 1,665,884

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$ (906,094)	$ (1,083,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial derivative expense	-	63,298
Depreciation	2,239	2,239
Bad debt expense	-	43,054
Stock-based compensation	-	19,943
Amortization of patents and proprietary technology	32,010	49,713
Amortization of discount on note payable	166,365	57,268
Loss on forgiveness of convertible notes payable	-	(115,183)
Loss (Gain) on change in fair value of derivative liabilities	(171,227)	60,734
Changes in operating assets and liabilities:
Accounts receivable	31,101	(5,809)
Deposits and prepaid expense	(2,307)	(796)
Accounts payable	126,742	55,078
Accounts payable – related party	20,000	(1,420)
Accrued liabilities	411,137	444,626
Net Cash Used in Operating Activities	(290,034)	(410,897)
Cash Flows from Investing Activities:
Payments for patents	-	(1,650)
Net Cash Used in Investing Activities	-	(1,650)
Cash Flows from Financing Activities:
Proceeds from borrowings under convertible note payable	250,000	380,000
Proceeds from related party advances	-	20,000
Proceeds from borrowings under convertible note payable – related party	45,000	40,000
Repayment of bank overdrafts	-	(14,621)
Net Cash Provided by Financing Activities	295,000	425,379
Net Change in Cash and Cash Equivalents	4,966	12,832
Cash and Cash Equivalents at Beginning of Period	12,832	-
Cash and Cash Equivalents at End of Period	$ 17,798	$ 12,832
Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
Supplemental Disclosure on Noncash Investing and Financing Activities
Convertible notes payable forgiven	$ -	$ 84,660
Recognition of discounts on convertible notes payable	$ 92,404	$ 163,353
Common shares issued in conversion of debt	$ -	$ 727,937
Assumption of debt by related party	$ -	$ 54,513
Conversion of amount due to related party to convertible note	$ 20 ,000	$ -

The accompanying notes are an integral part of these consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2018 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are generally recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $136,761 and $145,194 in the years ended December 31, 2018 and 2017, respectively.

Inventories – The Company does not currently have inventory.  However, as production levels increase inventories will be carried on the balance sheet.  Inventories will be stated at the lower of cost or market or net realizable value. Cost is determined by using the first in, first out (FIFO) method.

Going Concern– The Company suffered losses of $906,094 and $1,083,624 and used cash in operating activities of $290,034 and $410,897 during the years ended December 31, 2018 and 2017, respectively.  At December 31, 2018, the Company had an accumulated deficit of $28,212,547.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2018 the Company raised $5,734,278, which includes $295,000 raised in 2018, in additional capital, including accrued interest, through the issuance of long and short-term notes to related and other parties. All of the notes had an annual interest rate of 8% or 15% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $0.05 to $0.20 per share with maturity dates of December 31, 2018 through December 31, 2019.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the year ended December 31, 2018.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the year ended December 31, 2018.

Research and Development – Research and development costs are recognized as an expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually on December 31, or at interim periods when a triggering event occurs using a fair value approach. According to Accounting Standards Codification (or “ASC”) 350-20 Intangibles – Goodwill and Other, a fair-value-based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its net assets. This test requires various judgments and estimates. The fair value of the Company is allocated to the Company’s assets and liabilities based upon their fair values with the excess fair value allocated to goodwill. An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value.

Revenue Recognition – On January 1, 2018 the Company adopted ASC 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”).  We have applied the new revenue standard to all contracts as of the date of the initial adoption.  The new revenue standard establishes five steps whereby a transaction is analyzed to determine if revenue has been earned and can be recognized.  The adoption of the new revenue standard did not have any effect on our financial statements.  The vast majority of our sales are made to order, for which orders we require a deposit of 50% of the value of the order.  That amount is put in a customer deposit account until the entire order has been manufactured and shipped.  At the ship date the Company has no further obligations under the contract and the revenue from the sale is recognized.

As part of our customer base is made up of international customers.  The table below allocates revenue between domestic and international customers.  The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

	December 31, 2018			December 31, 2017
Segments	Consumer Products	Long-term Contracts	Total	Consumer Products	Long-term Contracts	Total
Domestic	$92,470	-	92,470	$24,860	-	24,860
International	175,296	-	175,296	315,744	-	315,744
Components	$243,091	-	243,091	$279,228	-	279,228
Engineering services	24,675	-	24,675	61,376	-	61,376
	$267,766	-	267,766	$340,604	-	340,604

Stock-Based Compensation – The Company, in accordance with ASC 718, Compensation – Stock Compensation, records all share-based payments to employees at the grant-date fair value of the equity instruments issued. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company uses the closing price of the stock, as quoted by NASDAQ, on the date of the grant.  The Company believes this pricing method provides the best estimate of fair the fair value of the consideration given.  Compensation cost is recognized over the requisite service period.

The Company, in accordance with ASC 505, Compensation – Stock Compensation, establishes the value of equity instruments issued to non-employees for goods and services by using the closing price of the stock, as quoted by NASDAQ, on the date of the grant.  The Company believes this method fairly establishes the value of the goods and/or services received.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2018 and 2017, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 26,064,935 and 16,644,625, respectively, of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represents a significant portion of revenue, accounts receivable and notes receivable.  During the year ended December 31, 2018, three customers represented 57% of sales and represented 20% of accounts receivable.  A customer who is utilizing our technology for commercialization in shoes represented 65% of accounts receivable at December 31, 2018. The Company has a strong relationship with these customers and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board Accounting Codification (ASC) 740: Income Taxes.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized

Recent Accounting Pronouncements - In February 2018, the Financial Standards Accounting Board (“FASB”) issued Accounting Statement Update No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain income tax effects stranded in AOCI as a result of the Tax Act.  The reclassification eliminates the stranded tax effects resulting from the Tax Act and is intended to improve the usefulness of information reported to financial statement users.  ASU No. 2018-02 is effective for reporting periods beginning on January 1, 2019; early adoption is permitted. The Company does not currently have amounts to be reclassified under this and therefore believes it will not have an impact on its financial statements and statements of operations.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test and replaces the qualitative assessment. Impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. Under this revised guidance, failing Step 1 will always result in a goodwill impairment. The amendments in this update should be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company is evaluating the effect the implementation will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard will be effective for the first annual reporting period beginning after December 15, 2018. We anticipate adopting this standard on January 1, 2019. In evaluating the effect that ASU No. 2016-02 will have on our consolidated financial statements and related disclosures, we believe the impact will be minimal to our ongoing consolidated statements of operations.

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

NOTE 3 – DERIVATIVE INSTRUMENTS

 The derivative liability as of December 31, 2018, in the amount of $284,857 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2018 and 2017:

Total
Balance, December 31, 2016	-
Recognition of derivative liabilities upon initial valuation	76,295
Change in fair value of derivative liabilities	226,651
Conversions of derivative liabilities into equity instruments	-
Balance, December 31, 2017	363,680
Recognition of derivative liabilities upon initial valuation	92,404
Change in fair value of derivative liabilities	(171,227)
Conversions of derivative liabilities into equity instruments	-
Balance, December 31, 2018	284,857

During the year ended 2017 and 2018, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments,  in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle all convertible instruments The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At December 31, 2018, the Company marked to market the fair value of the derivatives and determined a fair value of $284,857. The Company recorded a gain from change in fair value of derivatives of $171,227 for the year ended December 31, 2018. The fair value of the embedded derivatives was determined using binomial lattice model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 84.67% to 157.94%, (3) weighted average risk-free interest rate of 1.76% to 2.63%, (4) expected life of 0.21 to 1.00 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

In accordance ASC 815-40, the Company has implemented a sequencing policy with respect to all outstanding convertible instruments. The Company evaluates its contracts based upon earliest issuance date.

Liabilities measured at fair value on a recurring basis are summarized for the years ended December 31, 2018 and 2017 as follows:

2018:	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	284,857	284,857
Total – December 31, 2018	$-	$-	$284,857	$284,857

2017:	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	363,680	363,680
Total – December 31, 2017	$-	$-	$363,680	$363,680

NOTE 4 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $2,239 and $2,239 for the years ended December 31, 2018 and 2017, respectively and is included in the administrative and marketing expense on the statement of operations.  No impairment was recognized during the twelve months ended December 31, 2018. Property and equipment at December 31, 2018 and 2017 consisted of the following:

Property and Equipment
December 31,	2018	2017

Machinery and equipment	$ 543,249	$ 543,249
Office equipment	40,455	40,455
Furniture and fixtures	13,470	13,470
Software	416	416

Total Property and Equipment	597,590	597,590

Less: Accumulated depreciation	(591,246)	(589,006)

Net Property and Equipment	$ 6,344	$ 8,584

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2018 and 2017 were as follows:

December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 174,963	$ 169,284	$ 5,679
Proprietary Technology	799,082	788,476	10,606
Total Amortizing Asset	$ 974,045	$ 957,760	$ 16,285

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 174,963	$ 162,935	$ 12,028
Proprietary Technology	799,082	762,815	36,267
Total Amortizing Asset	$ 974,045	$ 925,750	$ 48,295

Patent amortization was $6,349 and $12,508 for the year ended December 31, 2018 and 2017, respectively. Amortization related to proprietary technology was $25,661 and $37,205 for the years ended December 31, 2018 and 2017.  Patent and proprietary technology amortization is charged to operations.

Estimated aggregate amortization expense for each of the next three years is $16,285 in 2019, at which time the patents will be fully amortized.

Goodwill – Goodwill represents the excess of the Company’s reorganization value over the fair value of net assets of the Company upon emergence from bankruptcy. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs. As described in ASU 2010-28, ASU 2011-08 and ASC 350-20-35, the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two–step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. The analysis also requires various judgments and estimates, including general and macroeconomic conditions, industry and the Company’s targeted market conditions, as well as relevant entity-specific events; such as a change in the market for the Company’s products and services. After considering the qualitative factors that would indicate a need for interim impairment of goodwill and applying the two-step process described in ASC 350-20-35, paragraphs 4-13, management has determined that the fair value of the reporting unit is not less than the carrying value of the Company including goodwill, and that no impairment charge needs be recognized during the reporting periods.

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

NOTE 6 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2018 and 2017 respectively.  The components of the net deferred tax asset as of December 31, 2018 and 2017, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2018	2017
Operating loss carry forwards	$ 8,603,408	$ 8,753,626
Origination and amortization of interest on convertible notes	741,391	883,988
Allowance for doubtful accounts	99,697	76,537
Change in derivative liabilities	59,487	32,687
Options issued for services	653,545	653,545
Total Deferred Tax Assets	$ 10,157,528	$ 10,350,393
Valuation allowance	(10,157,528)	(10,350,393)
Net Deferred Tax Asset	$ --	$ --

Federal and state net operating loss carry forwards at December 31, 2018 and 2017 were $23,185,028 and $23,626,845, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards begin to expire in 2020.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act.  The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2018 and 2017, respectively:

For the Years Ended December 31,	2018	2017
Tax at statutory rate (21%)	$ (308,072)	$ (368,438)
Options issued for services	-	6,781
Origination and amortization of interest on convertible notes	408,329	19,471
Allowance for doubtful accounts	23,160	14,723
Change in derivative liabilities	26,800	20,650
Change in valuation allowance	(150,217)	306,813
Provision for Income Taxes	$ --	$ --

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2018, and 2017, the Company did not recognized any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance sheet at December 31, 2018 and 2017 relating to unrecognized benefits.

The tax years 2018, 2017, 2016 and 2015 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

On December 22, 2017, the Tax Cuts and Jobs Act pf 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”).  The Act reduces the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017.  ASC 470 requires the Company to re-measure the existing net deferred tax asset in the period of enactment.  The Act also provides for immediate expensing of 100% or the costs of qualified property that is incurred and placed in service during the period from September 27, 2017 to December 31, 2022.  Beginning January 1, 2023, the immediate expensing provision is phased down by 20% per year until it is completely phased out as of January 1, 2027.  Additionally, effective January 1, 2018, the Act imposes possible limitations on the deductibility of interest expense.  As a result of the provisions of the Act, the Company’s deduction for interest expense could be limited in future years.  The effects of other provisions of the Act are not expected to have a material impact on the Company’s financial statements.

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable – Third Parties

At January 1, 2017 there were convertible notes outstanding with balances of $684,660, $123,797 and $160,000 with accrued interest of $3,001, $1,926 and $0, respectively.  The first two notes bear interest at the rate of 10% per year (with a 15% default rate) and are convertible into shares of common stock at $0.05 per share.  The third note bears interest at the rate of 10% per year (with a 10% default rate) and is convertible into shares of common stock at $0.07 per share.

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

During 2018 the Company secured additional financing to cover its ongoing operations in the amount of  $250,000 by issuing various convertible notes bearing 10% annual interest (with a 15% default rate), secured by business assets and carrying exercise prices of $0.06 per share.

At December 31, 2018 there are notes outstanding with principal balances which total $1,090,000. Of the notes, $640,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $450,000 are convertible notes bearing 10% annual interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.06 per share.

The remaining $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director.  That note was due on December 31, 2015, and bears a default interest rate of 10% and is convertible at $0.20 per share.

The Company recorded interest expense of $136,795 related to these notes during the year ended December 31, 2018.

Convertible Note Payable Related Parties

On July 12, 2017 and September 1, 2017, the Company issued promissory notes for $40,000 and $5,000, respectively, to an officer of the Company.  The notes bear interest at the rate of 8%, have a conversion feature for restricted common shares at $0.07 per share and maturity dates of December 31, 2018.

On July 12, 2017 two officers assumed responsibility for $54,513 of debt owed by the Company.  The officers are making payments against those debts until such time that the Company is able to make the payments on its own behalf.

On July 12, 2017, an officer of the Company provided $7,000 to the Company under a line of credit.  On September 23, 2017, the Company paid $7,000 to fully retire that obligation.

On April 2, 2018 and August 28, 2018, the Company issued promissory notes for $40,000 and $65,000 to officers of the Company.  The notes bear interest at the rate of 8%, have a conversion feature for restricted common stock at $0.06 per share and maturity dates of December 31, 2019.

At December 31, 2018 the Convertible Notes Payable Related Parties principal was $179,514.  The Company recorded interest expense of $12,942 during the year ended December 31, 2018 related to these notes.

Due to the Company’s lack of authorized shares necessary to settle these convertible instruments, in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle these convertible instruments. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At December 31, 2018 the Company determined the fair value of the derivatives to be $284,857.

NOTE 8 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized. During the year ended December 31, 2018, there were no shares of common stock issued.  During the year ended December 31, 2017, there were 14,500,000 shares of common stock issued.

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

Between August 25, 2005 and August 25, 2015, the Company granted options to employees to purchase an aggregate 3,096,000 shares of common stock at exercise prices ranging from $0.15 to $2.07 per share.  The options all vested by December 31, 2017 and expire 10 years from the date of grant.

As of the years ended December 31, 2005 through 2017, the Company recognized a total of $2,443,768 of stock-based compensation expense, which includes charges of $0 in 2018 and $19,943 in 2017, leaving $0 and $0 in unrecognized expense as of December 31, 2018. There were 2,185,000 and 2,185,000 employee stock options outstanding at December 31, 2018 and 2017, respectively.

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2017, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.17	8.66	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.17	7.65	$ --
Exercisable at the end of Period	2,185,000	$ 0.17	7.65	$ --

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2018, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ .17	6.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.17	8.66	$ --
Exercisable at the end of Period	2,185,000	$ 0.17	8.65	$ --

NOTE 10 –COMMITMENTS AND CONTINGENCIES

The Company currently occupies a manufacturing facility in Draper, Utah. The lease on the facility expired on December 31, 2014, at which time the Company entered into a three year extension which expired on December 31, 2017.  The lease provides that on the expiration of the lease on December 31, 2017 the lease becomes a month to month lease at a rate of the current monthly lease rate ($9,600), plus an increase of 10% ($10,560 per month in 2018) with a 10% increase on the anniversary date of each succeeding year.  The Company will pay a lease rate of $11,620 per month in 2019.  Either party may terminate the lease upon 90 day written notice.

NOTE 11 – RELATED PARTY TRANSACTIONS

At December 31, 2018 and 2017, the Company had accounts payable of $10,000 and $20,000 to its Chief Executive Office for advances made to the Company.  The Company also had amounts due to a director of $10,000 and $0, as of December 31, 2018 and 2017, respectively.

On April 17, 2017, July 12, 2017, August 2, 2017, and September 1, 2017, the Company issued promissory notes for $20,000, $27,257, $10,000 and $10,000, respectively, to Mr. Mower, an officer of the Company.  The notes bear interest at the rate of 8%, have a conversion feature for restricted common shares at $0.07 per share.  The April 17 and August 2, 2017 notes have maturity dates of December 31, 2017.  The July 12 and September 1, 2017 notes have maturity dates of December 31, 2018.

On July 12, 2017 and August 28, 2018, the Company issued promissory notes for $27,256 and $5,000, respectively, to Mr. Sindt, a director of the Company.  The notes bear interest at the rate of 8%, have a conversion feature for restricted common shares at $0.07 and $0.06 per share, respectively.  The June 12, 2017 has a maturity date of December 31, 2018.  The August 28, 2018 note has a maturity date of December 31, 2019.

On August 28, 2018, the Company issued a promissory note for $40,000 cash proceeds and converted $20,000 of due to related party into a convertible note $60,000.  The note bears interest at the rate of 8%, have a conversion feature for restricted common shares at $0.06 per share with a maturity date of December 31, 2019.

On July 1, 2016 and September 22, 2016, the Company issued two promissory notes for $10,000 each to an officer of the Company.  The notes bear interest at the rate of 10%, have a conversion feature for restricted common shares at $0.07 per share and a maturity date of December 31, 2016.

The notes are secured by the business equipment of the Company.

NOTE 12 - SUBSEQUENT EVENTS

Two directors of the Company provided funds which total $19,000 to use for the payment of operating expenses under a line of credit.  On January 31, February 5 and February 13 the Company received $5,000, $2,000 and $12,000, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with accountants on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who also acts as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the period December 31, 2018.

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

Our Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework - 2013.  Based on this evaluation, our Chief Executive Officer concluded that as of the end of the fiscal year December 31, 2018, our internal control over financial reporting was not effective at that reasonable assurance level.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general. We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term of Office
Clark M. Mower	72	President, CEO and Director	From December 2018 to December 2020
John A. Sindt	77	Chairman of the Board	From December 2018 to December 2021

Clark M. Mower  -- Mr. Mower was appointed President and CEO in January 2005.  He was appointed as Director, President and CEO of Sensitron in February 2005.  In December 2018 he was elected to serve a two year term as a director.  He formerly served as Senior Vice President - Mergers and Acquisitions - Merchant Energy Group for El Paso Energy Corporation (NYSE: EP).  From August 2002 through 2004 he was the managing member of Polaris Energy, LLC, a non-affiliated consulting company to energy related mergers and acquisition.  From August 2002 to July 2004 he was a management committee member for Saguaro Power Company, a non-affiliated company operating a 100 megawatts power plant in Henderson, Nevada.  Prior to that he served as President and Chief Executive Officer of Bonneville Pacific Corporation (a public company) for eight years until El Paso Corporation acquired Bonneville Pacific Corporation in October 1999.

John A. Sindt  --  Mr. Sindt has served as a director of the Company since 1999 and in December 2018 he was elected to serve a three year term.  He served as President and Chief Executive and Financial Officer from 2001 to 2004.  He served as Secretary/Treasurer from January 2005 through July 2005.  Mr. Sindt also served as the Chairman of the Board of Sensitron, one of our former subsidiaries.  He has been employed since 1965 as a Salt Lake County, Utah Constable. He has also served as President, Corporate Secretary and Director for the National Constables Association.

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

Flexpoint Sensor Systems, Inc.

106 West Business Park Drive

Draper, Utah 84020

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Flexpoint Sensor with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  We believe no forms were required to be filed during the fiscal year ended December 31, 2018.

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

The following table shows the compensation paid to our Chief Executive Officer, Principal Financial Officer, and our most highly compensated executive officer for the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO, PFO and Director	2018 2017	$ 72,000 $ 72,000	$ 0 $0	$ 0 $ 0	$ 72,000 $ 72,000

(1)

 Represents value of options granted computed in accordance with FASB ASC Topic 718.

Because the Company did not meet its projected revenues during the year ending December 31, 2014, Mr. Mower continued to voluntarily take a reduced salary through the end of 2018.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to our named executive officers as of December 31, 2018.

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

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 92,863,464 shares of common stock outstanding as of April 1, 2019, plus an aggregate of 1,300,000 shares which the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

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

(1)

Represents 889,100 shares held and vested options to purchase 1,100,000 shares.

(2)

Represents 1,230,838 shares held and vested options to purchase 200,000 shares.

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

Two directors of the Company provided funds which total $19,000 to use for the payment of operating expenses under a line of credit. Clark Mower provided $2,000 and $12,000 on February 5 and February 13, 2019, respectively.  John Sindt provided $5,000 on January 31, 2019.

On August 28, 2018 the Company issued a note for $60,000 to Clark M. Mower, our President and CEO.  The note bears interest at the rate of 8%, has a conversion feature for restricted common shares at $0.06 per share and a maturity date of December 31, 2019.  The note is secured by all of the Company’s business equipment.

On August 28, 2018 the Company issued a note for $5,000 to John Sindt, our Director and Chairman of the Board.  The note bears interest at the rate of 8%, has a conversion feature for restricted common shares at $0.06 per share and a maturity date of December 31, 2019.  The note is secured by all of the Company’s business equipment.

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

	2018	2017
Audit fees	$27,500	$24,000
Audit-related fees	0	0
Tax rel Tax fees	0	0
All oth All other fees	0	0

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

Date:  April 1, 2019

By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 1, 2019

 /s/ Clark M. Mower

Clark M. Mower

President

Chief Executive Officer

Principal Financial Officer

Director

Date:  April 1, 2019

 /s/ John A. Sindt

John A. Sindt

Chairman of the Board