Form 10-Q
period 2019-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2019-05-15
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2019

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

Large accelerated filer [ ] Non-accelerated filer [X]	Accelerated filer [ ] Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock was 92,863,464 as of May 15, 2018.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2019 and	3
	December 31, 2018

	Condensed Consolidated Statements of Operations for the Three	4
	Months Ended March 31, 2019 and 2018 (Unaudited)

	Condensed Statement of Stockholders’ Equity for the Three Months Ended	5
	March 31, 2018 and 2019 (Unaudited)

	Condensed Consolidated Statements of Cash Flows for the	6
	Three Months Ended March 31, 2019 and 2018 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	17

Item 4.	Controls and Procedures	17

PART II: OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2019, the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2018 and 2019 and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2018 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 1, 2019.  The results of operations for the three months ended March 31, 2018 and 2018, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$ 9,148	$ 17,798
Accounts receivable, net of allowance for bad debts of $104,794 and $136,761	17,383	16,153
Deposits and prepaid expenses	9,903	12,451
Total Current Assets	36,434	46,402
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $591,805 and $591,246	5,784	6,344
Patents and Proprietary Technology, net of accumulated
amortization of $964,582 and $957,760	9,463	16,285
Goodwill	4,896,917	4,896,917
Total Assets	$ 4,955,148	$ 4,972,498

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 349,426	$ 354,422
Accounts payable – related party	53,094	20,000
Accrued liabilities	1,475,459	1,369,946
Convertible notes payable, net of discount of $14,766 and $27,092	1,165,234	1,102,908
Convertible notes payable to related party, net of discount of $3,792 and $5,032	175,721	174,481
Derivative liabilities	337,152	284,857
Total Liabilities	3,556,086	3,306,614

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
92,863,464 shares and 92,863,464 shares issued and outstanding,	92,863	92,863
Additional paid-in capital	29,785,568	29,785,568
Accumulated deficit	(28,479,369)	(28,212,547)
Total Stockholders' Equity	1,399,062	1,665,884
Total Liabilities and Stockholders' Equity	$ 4,955,148	$ 4,972,498

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2019	2018

Manufacturing, Design and Contract Revenue	$ 64,595	$ 79,264

Operating Costs and Expenses
Amortization of patents and proprietary technology	6,822	8,139
Cost of revenue	10,793	18,241
Administrative and marketing expense	123,926	116,358
Research and development expense	79,152	81,877

Total Operating Costs and Expenses	220,693	224,615

Loss from Operations	(156,098)	(145,351)

Other Income and Expenses
Interest expense	(76,199)	(78,632)
Interest income	12	12
Gain (loss) on change in fair value of derivative liabilities	(34,537)	120,749

Net Other Income (Expense)	(110,724)	(42,129)

Net Loss	$ (266,822)	$ (103,222)
Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	92,863,464	92,863,464

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018 and 2019

	Common	Stock	Additional		Total
			Paid-in	Accumulated	Stockholder
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2017	92,863,464	$ 92,863	$ 29,785,568	$ (27,306,453)	$ 2,571,978

Net loss	-	-	-	(103,222)	(103,222)

Balance - March 31, 2018	92,863,464	$ 92,863	$ 9,785,568	$(28,479,369)	$2,468,756

	Common	Stock	Additional		Total
			Paid-in	Accumulated	Stockholder
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	92,863,464	$ 92,863	$ 29,785,568	$ (28,212,547)	$ 1,665,884

Net loss	-	-	-	(266,822)	(266,822)

Balance - March 31, 2019	92,863,464	$ 92,863	$ 9,785,568	$(28,479,369)	$1,399,062

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$ (266,822)	$ (103,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patents and proprietary technology	6,822	8,139
Amortization of discount on note payable	31,324	46,408
Depreciation	560	560
Gain (loss) on change in fair value of derivative liabilities	34,537	(120,749)
Changes in operating assets and liabilities:
Accounts receivable	(1,230)	41,952
Prepaid expenses and other assets	2,548	(8,403)
Accounts payable	9,098	49,297
Accounts payable – related parties	19,000	-
Accrued liabilities	105,513	28,279
Net Cash Used in Operating Activities	(58,650)	(57,439)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities:
Proceeds from bank overdraft	-	4,607
Proceeds from borrowings under convertible note payable	50,000	40,000
Net Cash Provided by Financing Activities	50,000	44,607

Net Change in Cash and Cash Equivalents	(8,650)	(12,832)
Cash and Cash Equivalents at Beginning of Period	17,798	12,832
Cash and Cash Equivalents at End of Period	$ 9,148	$ -

Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

Supplemental Disclosure on Noncash Investing and Financing Activities
Recognition of discounts on convertible notes payable	$ 17,758	$ 12,449

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. for the year ended December 31, 2018 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2019. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through March 31, 2019 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $104,794 and $136,761 in the periods ended March 31, 2019 and December 31, 2018, respectively.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the period ended March 31, 2019 and during the period ended December 31, 2018.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the period ended March 31, 2019 and during year ended December 31, 2018.

Research and Development – Research and development costs are recognized as an expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Lease Obligations – While the Company has adopted ASC 842 the Company has no leases at the date of this report that are required to be reported under ASC 842.  As the Company enters into such leases it will record obligations under all leases it has entered into pursuant to the reporting requirements under ASC 842, allocating such obligations between current and long term.  The Company also recorded an offsetting right of use asset.  The right of use asset and lease obligation will be amortized over the respective lives of the leases.

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

A part of our customer base is made up of international customers.  The table below allocates revenue between domestic and international customers.  The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

	March 31,			March 31,
		2019			2018
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$16,048	-	16,048	$48,147	-	48,147
International	48,547	-	48,547	31,117	-	31,117
	$64,595	-	64,595	$79,264	-	79264

Components	58,172	-	58,172	58,086	-	58,086
Engineering Services	6,423	-	6423	21,178	-	21,178
	$64,595	-	64,595	$79,264	-	79,264

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At March 31, 2019 there were outstanding common share equivalents (options and convertible notes payable) which amounted to 27,732,874 of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable.  During the three month period ended March 31, 2019, two customers represented 64% of sales and represented 93% of accounts receivable.  The Company has a strong ongoing relationship with this customer with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board Accounting Codification (ASC) 740: Income Taxes.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized

Recent Accounting Pronouncements - The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 2 – GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $28,479,369 at March 31, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management is seeking additional funding to provide operating capital for its operations until such time as revenues are sufficient to sustain our level of operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 3 – DERIVATIVE INSTRUMENTS

The derivative liability as of March 31, 2019, in the amount of $337,152 has a Level 3 fair value classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2019 and December 31, 2018:

Total
Balance, December 31, 2017	363,680
Recognition of derivative liabilities upon initial valuation	92,404
Change in fair value of derivative liabilities	(171,227)
Conversions of derivative liabilities into equity instruments	-
Balance, December 31, 2018	284,857
Recognition of derivative liabilities upon initial valuation	17,758
Change in fair value of derivative liabilities	34,537
Conversions of derivative liabilities into equity instruments	-
Balance, March 31, 2019	337,152

During the year ended 2018 and the period ended March 31, 2019, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative to settle all convertible instruments.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At March 31, 2019, the Company marked to market the fair value of the derivatives and determined a fair value of $337,152. The Company recorded a loss from change in fair value of derivatives of $34,537 for the three month period ended March 31, 2098.  The fair value of the embedded derivatives was determined using binomial lattice model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 92.26% to 94.39%, (3) weighted average risk-free interest rate of 1.73% to 2.09% (4) expected life of 0.33 to 1.00 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

In accordance ASC 840-15-25, the Company has implemented a sequencing policy with respect to all outstanding convertible instruments. The Company evaluates its contracts based upon earliest issuance date.

As of March 31, 2019, liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	337,152	337,152
Total	$-	$-	$337,152	$337,152

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible Note Payable

At March 31, 2019 there are notes outstanding with principal balances which total $1,180,000. Of the notes, $1,140,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.06 to $0.07 per share.  The remaining $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director.  That note was due on December 31, 2015, and bears a default interest rate of 10%.

On January 31, 2019, the Company entered into a convertible note for up to $100,000 from a third party.  The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.05 per share and a maturity date of August 31, 2018.  On February 28, 2019 the Company drew $50,000 against this note.

Convertible Note Payable - Related Party

At March 31, 2019 there are notes outstanding with two directors of the Company with balances of $147,257 and $32,256, respectively.  The notes bear an 8% annual rate of interest with a 12% default rate.  There are $50,000 in notes to the first officer that had due dates of December 31, 2016 and December 31, 2017, and on which interest is being calculated at the default rate.  The remaining $97,257 and $32,256 notes have due dates of December 31, 2018. All of the convertible notes issued to directors are convertible into shares of common stock at the rate of $0.07 per share.

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

•

Expected volatility – 200% to 424%

•

Weighted-average fair value - $0.16 to $2.07

All of the options were fully vested at December 31, 2018. As a result there was no stock-based compensation expenses recorded for the three months ended March 31, 2019.  The Company recognized no stock-based compensation expense for the three month period ended March 31, 2018. There were 2,185,000 and 2,185,000 employee stock options outstanding at March 31, 2019 and December 31, 2018, respectively.

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

NOTE 6 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized.  At the annual meeting of stockholders held December 28, 2018, the shareholders approved increasing the number of authorized shares to 200,000,000.  As of the date of this report the amendment to the Articles of Incorporation affecting such change has not been filed with the State of Delaware.  No shares of stock were issued during the three months ended March 31, 2019.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company currently occupies manufacturing facility in Draper, Utah.  The lease on the facility expired on December 31, 2014, at which time the Company entered into a three year extension which expired on December 31, 2017.  The lease provides that on the expiration of the lease on December 31, 2017 the lease becomes a month to month lease at a rate of the current monthly lease rate ($9,600), plus an increase of 10% on the anniversary date of each succeeding year.  The Company is paying a lease rate of $11,620 per month in 2019.  Either party may terminate the lease upon 90 day written notice.

NOTE 8 – RELATED PARTY TRANSACTIONS

At March 31, 2019 and December 31, 2018, the Company had amounts of $31,094 and $10,000 payable to its Chief Executive Officer and $22,000 and $10,000 payable to a director for funds loaned the Company to pay of various operating expenses of the business.

At March 31, 2019 and December 31, 2018, the Company had outstanding notes payable to an officer in the amount of $147,257 and an outstanding note payable to a director in the amount of $32,256.

NOTE 9 – SUBSEQUENT EVENTS

On April 24, 2019 Mr. Mower, an officer of the company, made a $4,000 loan to the Company.

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

In the rapidly growing and emerging wearables space, Flexpoint has also recently received additional purchase orders from multiple glove manufacturers across various market sub-segments, including medical, toys, gaming and virtual reality.  The “speed to market” commercialization plans of these companies are driving this increased order volume.  Flexpoint is aggressively going after this evolving market, and expects this pattern to continue and dramatically increase in 2019.  In aggregate, Bend Sensor® wearables order volumes are expected to number in the tens of thousands in 2019.  The wearables market segment is clearly one where our technology is easily adapted and truly illustrates our technological differentiation.  Flexpoint’s willingness and ability to customize sensors for these innovative companies and deliver them at a competitive price point allows us to deliver real value to our customers.

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

In the VR/VA marketspace, orders of increasing size and frequency were received during the fourth quarter of 2018 and in the first quarter of 2019 from Manus VR and Neofect as they strive to fulfill production orders.  Flexpoint also received orders from other global VR/AR customers during the quarter.

On October 18, 2018, the Company announced it had signed a five year manufacturing and supply agreement with Counted LLC.  Counted LLC conceived of a medication delivery monitoring system and dispensing monitoring system.  Flexpoint designed and produced the monitoring system with Flexpoint features, Flexpoint technology and Flexpoint designed electronics to track and report the dispensing of medications in real time.  The information has the potential to be transmitted to physicians, pharmacists and government agencies.  Prototypes have been built and successfully tested with additional production and testing continuing through 2018 and the first quarter of 2019.  The Company expects that commercial production will begin in the late second or third quarter of 2019, increasing throughout 2019 and beyond.

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

LIQUIDITY AND CAPITAL RESOURCES

Currently our revenue is primarily from product manufacturing and recurring sales with additional contributions to income from design contract, testing and limited production services for prototypes and samples, and is not to a level to support our operations.  However, we believe, based upon current orders and projected orders over the next twelve months, that we could be producing sensors under long-term contracts that will help support our existing operations and potential future growth. Management recognizes such contracts usually go through a long negotiation process and there can be no guarantee that we will be successful in our negotiations or that such contracts will be sufficient to support our current operations in the near future.

For the past twelve months we have relied on the proceeds of convertible loans from existing shareholders and private placements of our common stock.  During 2018 and the first quarter of 2019, the Company secured financing to fund its operations by issuing additional convertible notes to First Equity Holdings LLC and officers, the balances of which have a combined total of $1,395,513 as of March 31, 2019. The notes have an annual interest rate of 8% to 10% and default rates of 12% to 15%, have various maturity dates, and are secured by the Company’s business assets.

Management believes that our current cash burn rate is approximately $65,000 per month and that proceeds from additional convertible notes and estimated revenues for manufacturing, production, engineering design and prototype products will be sufficient to fund the next twelve months of operations.  Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our current purchase orders and anticipated purchase orders over the next twelve months our projected revenues by the end of 2019 are anticipated to cover our projected operating expenses, based on our current burn rate. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will meet the volumes that we anticipate.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at March 31, 2019 consisted of our operating lease of $11,620 per month, and total liabilities of $3,556,087, which includes $1,340,955 of convertible notes payable, net of discounts of $18,558.  Accrued liabilities at March 31, 2019, were $1,475,459 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

During the three months ending March 31, 2019, the Company has raised an additional $50,000 in operating capital through the issuance of a short-term note.  On January 31, 2019, the Company entered into this convertible note for up to $100,000 from a third party.  The note has an annual interest rate of 10% and a default rate of 15% annually.  The note is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.05 per share and a maturity date of August 31, 2018. As of March 31, 2019 the Company had only drawn $50,000 on the note.

During the year ended 2018 and the period ended March 31, 2019, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, we determined that the conversion features related to these notes are derivative instruments.  At March 31, 2019, the Company determined a fair value of $337,152 for the derivative instruments. The Company recorded a loss from change in fair value of derivatives of $34,537 for the three month period ended March 31, 2019.

The Company has a few major customers who represent a significant portion of revenue and accounts receivable. During the three months ended March 31, 2019, two customers represented 64% of sales and represented 93% of accounts receivable.  The Company has a strong ongoing relationship with this customer with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies

OFF-BALANCE SHEET ARRANGEMENTS

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2018 and for the three months ending March 31, 2019, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2018, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

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

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the three month periods ended March 31, 2019 and 2018 we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2019 and 2018, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2018 and 2017.

THREE MONTH PERIODS ENDED MARCH 31, 2019 AND 2018:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	March 31, 2019	March 31, 2018
Manufacturing, design, and contract revenue	$ 64,595	$ 79,264
Total operating costs and expenses	220,693	224,615
Net other income (expense)	(110,724)	(42,129)
Net loss	(266,822)	(103,222)
Basic and diluted loss per common share	(0.00)	(0.00)

For the three months ending March 31, 2019 revenue was $64,595, a decrease of $14,669 when compared to the same period in 2018. The majority of the revenue for this period came from product manufacturing and recurring sales with additional contributions to income from development engineering, prototype and pre-production products. The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers.

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

Of the $220,693 and $224,615 total operating costs and expense for the three months ending March 31, 2019 and 2018, respectively, $79,152 and $81,877 were for direct research and development cost, respectively. For the three months ended March 31, 2019, total operating expenses decreased by $3,922 when compared to the same period in 2018, due primarily to a reduction in cost of revenue.

Other expense for the three month period ended March 31, 2019 was $110,724, a $68,595 increase compared to the same period in 2018.  The increase is attributable to a loss on the change in fair value of derivative liabilities, offset in part by lower interest expense.

A net loss of $266,822 was realized for the three months ended March 31, 2019.  A net loss of $103,222 was realized for the three month period ended March 31, 2018.

The chart below represents a summary of our condensed consolidated balance sheets at March 31, 2019 and December 31, 2018.

SUMMARY OF BALANCE SHEET INFORMATION

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$ 9,148	$ 17,798
Total current assets	36,434	46,402
Total assets	4,955,148	4,972,498
Total liabilities	3,556,086	3,306,614
Accumulated deficit	(28,479,369)	(28,212,547)
Total stockholder’s equity	$ 1,399,062	$ 1,665,884

Cash and cash equivalents decreased by $8,650 at March 31, 2019 compared to December 31, 2018. The decrease in cash is due to the timing of payment of expenses, collection of accounts receivable and proceeds from borrowings. Our non-current assets decreased at March 31, 2019 due to the amortization of long-lived assets.

Total liabilities increased by $249,473 at March 31, 2019.  The increase was due primarily to the funding of operations through the issuance of convertible notes payable, the accrued interest related to those notes, accruals for investor relations and insurance expenses and an increase in the derivate liability..

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the period March 31, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date:   May 15, 2019

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer