Form 10-Q
period 2019-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2019-08-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2019

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

801-568-5111

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 99,713,464 as of August 14, 2019.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2019 and	4
	December 31, 2018

	Condensed Consolidated Statements of Operations for the Three and Six	5
	Months Ended June 30, 2019 and 2018 (Unaudited)
		6
Condensed Statement of Stockholders’ Equity for the Three and Six Months
Ended June 30, 2018 and 2019 (Unaudited)

	Condensed Consolidated Statements of Cash Flows for the	7
	Six Months Ended June 30, 2019 and 2018 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	20

Item 4.	Controls and Procedures	20

PART II: OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of June 30, 2019, the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2018 and 2019 and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2018 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 1, 2019.  The results of operations for the three and six months ended June 30, 2019 and 2018, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$ 383,443	$ 17,798
Accounts receivable, net of allowance for bad debts of $114,991 and $136,761	12,574	16,153
Deposits and prepaid expenses	9,914	12,451
Total Current Assets	405,931	46,402
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $592,365 and $591,246	5,225	6,344
Patents and Proprietary Technology, net of accumulated
amortization of $971,404 and $957,760	2,641	16,285
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,317,264	$ 4,972,498

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 284,818	$ 354,422
Accounts payable – related party	-	20,000
Accrued liabilities	1,430,187	1,369,946
Convertible notes payable, net of discount of $27,734 and $27,092	902,266	1,102,908
Convertible notes payable to related party, net of discount of $24,037 and $5,032	194,476	174,481
Derivative liabilities	659,883	284,857
Total Liabilities	3,471,633	3,306,614

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
99,713,464 shares and 92,863,464 shares issued and outstanding,	99,713	92,863
Additional paid-in capital	30,117,805	29,785,568
Accumulated deficit	(28,371,884)	(28,212,547)
Total Stockholders' Equity	1,845,634	1,665,884
Total Liabilities and Stockholders' Equity	$ 5,317,264	$ 4,972,498

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Design, Contract and Testing Revenue	$ 572,446	$ 51,158	$ 637,041	$ 130,422

Operating Costs and Expenses
Amortization of patents and proprietary
technology	6,823	8,139	13,645	16,278
Cost of revenue	9,868	5,672	20,661	23,913
Administrative and marketing expense	129,560	117,278	253,486	233,636
Research and development expense	74,306	81,928	153,458	163,805

Total Operating Costs and Expenses	220,557	213,017	441,250	437,632

Net Operating Income (Loss)	351,889	(161,859)	195,791	(368,833)

Other Income and Expenses
Interest expense	(80,583)	(78,876)	(156,782)	(157,508)
Interest income	11	11	23	23
Gain (Loss) on extinguishment of debt	90,325	-	90,325	-
Gain(Loss) on derivative	(254,157)	82,091	(288,694)	202,840

Net Other Income (Expense)	(244,404)	3,226	(355,128)	45,355

Net Income (Loss)	$ 107,485	$ (158,633)	$ (159,337)	$ (261,855)

Basic and Diluted Earnings per Common Share	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

Basic and Diluted Weighted-Average Common Shares
Outstanding	95,704,123	92,863,464	94,291,641	92,863,464

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2019 and 2018

	Common	Stock	Additional		Total
			Paid-in	Accumulated	Stockholder
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	92,863,464	$ 92,863	$ 29,785,568	$ (28,212,547)	$ 1,665,884

Net loss – three months ended March 31, 2019	-	-	-	(266,822)	(266,822)

Balance – March 31, 2019	92,863,464	92,863	29,785,568	(28,479,369)	1,399,062

Conversion of notes payable to common stock	6,850,000	6,850	332,237	-	339,087
Net income – three months ended June 30, 2019	-	-	-	107,485	107,485
Balance – June 30, 2019	99,713,464	$ 99,713	$30,117,805	$(28,371,884)	$1,845,634

	Common	Stock	Additional		Total
			Paid-in	Accumulated	Stockholder
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2017	92,863,464	$ 92,863	$ 29,785,568	$ (27,306,453)	$ 2,571,978

Net loss – three months ended March 31, 2018	-	-	-	(103,222)	(103,222)

Balance – March 31, 2018	92,863,464	92,863	29,785,568	(27,409,675)	2,468,756

Net loss – three months ended June 30, 2018	-	-	-	(158,633)	(158,633)
Balance – June 30, 2018	92,863,464	$ 92,863	$ 29,785,568	$ (27,568,308)	$ 2,310,123

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss)	$ (159,337)	$ (261,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patents and proprietary technology	13,644	16,278
Amortization of discount on note payable	66,685	88,867
Depreciation	1,120	1,119
Gain on settlement of debt	(90,325)	-
Gain (loss) on change in fair value of derivative liabilities	288,694	(202,840)
Changes in operating assets and liabilities:
Accounts receivable	3,578	43,535
Prepaid expenses and other assets	2,537	(4,087)
Accounts payable	(68,824)	109,499
Accounts payable – related parties	19,000	-
Accrued liabilities	188,873	61,671
Net Cash Provided by (Used) in Operating Activities	265,645	(147,813)

Cash Flows from Investing Activities:	-	-
Note receivable interest income	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities:
Proceeds from related party payable	-	40,500
Proceeds from borrowings under convertible note payable	100,000	100,000
Net Cash Provided by Financing Activities	100,000	140,500

Net Change in Cash and Cash Equivalents	365,645	(7,313)
Cash and Cash Equivalents at Beginning of Period	17,798	12,832
Cash and Cash Equivalents at End of Period	$ 383, 443	$ 5,519

Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

Supplemental Disclosure on Noncash Investing and Financing Activities
Recognition of discounts on convertible notes payable	$ 86,332	$ 21,678
Conversion of note payable and accrued interest to common stock	$ 410,574	$ -
Conversion of due to related party to convertible notes	$ 39,000	$ -
Gain on settlement of debt	$ 90,325	$ -

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

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through June 30, 2019 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $114,991 and $136,761 in the periods ended June 30, 2019 and December 31, 2018, respectively.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the six-month period ended June 30, 2019 and during the period ended December 31, 2018.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the six-month period ended June 30, 2019 and during year ended December 31, 2018.

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

A part of our customer base is made up of international customers.  The table below allocates revenue between domestic and international customers.  The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

Three months ended:	June 30,			June 30,
		2019			2018
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$519,103	-	519,103	$14,525	-	14,525
International	53,546	-	53,546	36,633	-	36,633
	$572,649	-	572,649	$51,158	-	51,158

Components	54,669	-	54,669	45,684	-	45,684
Engineering Services	67,980	-	67,980	5,474	-	5,474
Licensing fee	450,000	-	450,000	-	-	-
	$572,649	-	572,649	$51,158	-	51,158

Six months ended:	June 30,			June 30,
		2019			2018
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$535,151	-	535,151	$62,672	-	62,672
International	101,890	-	101,890	67,750	-	67,750
	$637,041	-	637,041	$130,422	-	130,422

Components	112,638	-	112,638	103,770	-	103,770
Engineering Services	74,403	-	74,403
Licensing fee	450,000	-	450,000	26,652	-	26,652
	$637,041	-	637,041	$130,422	-	130,422

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2019 there were outstanding common share equivalents (options and convertible notes payable)

which amounted to 22,248,463 of common stock. These common share equivalents were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2019 as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable.  During the six month period ended June 30, 2019, two customers represented 89% of sales and two other customers represented 94% of accounts receivable.  The Company has a strong ongoing relationship with this customer with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

NOTE 2 – GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $28,371,884 at June 30, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management is seeking additional funding to provide operating capital for its operations until such time as revenues are sufficient to sustain our level of operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 3 – DERIVATIVE INSTRUMENTS

The derivative liability as of June 30, 2019, in the amount of $659,883 has a Level 3 fair value classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2019 and December 31, 2018:

Total
Balance, December 31, 2017	363,680
Recognition of derivative liabilities upon initial valuation	92,404
Change in fair value of derivative liabilities	(171,227)
Conversions of derivative liabilities into equity instruments	-
Balance, December 31, 2018	284,857
Recognition of derivative liabilities upon initial valuation	86,332
Change in fair value of derivative liabilities	288,694
Conversions of derivative liabilities into equity instruments	-
Balance, June 30, 2019	659,883

During the year ended 2018 and the six-month period ended June 30, 2019, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative to settle all convertible instruments.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At June 30, 2019, the Company marked to market the fair value of the derivatives and determined a fair value of $659,883. The Company recorded a loss from change in fair value of derivatives of $288,694 for the six-month period ended June 30, 2019.  The fair value of the embedded derivatives was determined using binomial lattice model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 137.69% to 155.86%, (3) weighted average risk-free interest rate of 2.09% to 2.50% (4) expected life of 0.50 to 1.50 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

In accordance ASC 840-15-25, the Company has implemented a sequencing policy with respect to all outstanding convertible instruments. The Company evaluates its contracts based upon earliest issuance date.

As of June 30, 2019, liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	659,883	659,883
Total	$-	$-	$659,883	$659,883

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible Note Payable

At June 30, 2019 there are notes outstanding with principal balances which total $930,000. Of the notes, $790,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.06 to $0.20 per share.  $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director, at a rate of $0.20 per share.  That note was due on December 31, 2015, and bears a default interest rate of 10%.

On May 28, 2019 the Company issued 3,650,000 shares of restricted common stock to Empire Fund Managers and 3,200,000 shares of restricted common stock to Compass Equity Partners, LLC in consideration for two convertible notes in the amount of $300,000 and $110,574 of accrued but unpaid interest.  The Company recognized a gain on extinguishment of debt of $90,325 as a result of this transaction.  See Note 6.

On January 31, 2019, the Company entered into a convertible note for up to $100,000 from a third party.  The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.05 per share and a maturity date of August 31, 2018.  At June 30, 2019 the Company had drawn $100,000 against this note.

Convertible Note Payable - Related Party

At June 30, 2019 there are notes outstanding with two directors of the Company with balances of $164,257 and $54,256, respectively.  The notes bear an 8% annual rate of interest with a 12% default rate.  There are $50,000 in notes to the first officer that had due dates of December 31, 2016 and December 31, 2017, and on which interest is being calculated at the default rate.  Notes of $37,257 and $27,256 have due dates of December 31, 2018 and on which interest is being calculated at the default rate.  The remaining $77,000 and $27,000 notes have due dates of December 31, 2019.

Additionally, in May 2019, the Company converted the $39,000 payable to two directors into convertible notes payable in the amounts of $22,000 and $17,000.  The notes bear interest at the rate of 8%, have a default rate of 12%, are convertible into shares of common stock at a conversion price of $0.06 per share, and have a termination date of December 31, 2019.  There is a debt discount of $24,037 on the balance sheet related to these notes that is being amortized over their respective terms.

All of the convertible notes issued to directors are convertible into shares of common stock with notes totaling $114,513 at the rate of $0.07 per share and notes totaling $104,000 at the rate of $0.06 per share.

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

•

Expected volatility – 200% to 424%

•

Weighted-average fair value - $0.16 to $2.07

All of the options were fully vested at December 31, 2018. As a result there was no stock-based compensation expenses recorded for the three and six months ended June 30, 2019.  The Company recognized no stock-based compensation expense for the three and six month periods ended June 30, 2018. There were 2,185,000 and 2,185,000 employee stock options outstanding at June 30, 2019 and December 31, 2018, respectively.

A summary of all employee options outstanding and exercisable under the plan as of June 30, 2019, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.17	7.41	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.17	7.16	$ --
Exercisable at the end of Period	2,185,000	$ 0.17	7.16	$ --

NOTE 6 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized.  At the annual meeting of stockholders held December 28, 2018, the shareholders approved increasing the number of authorized shares to 200,000,000.  As of the date of this report the amendment to the Articles of Incorporation affecting such change has not been filed with the State of Delaware.  During the three and six months ended June 30, 2019 the Company issued 6,850,000 shares to fulfill its obligations under two notes which totaled $300,000 and accrued but unpaid interest which totaled $110,574.  The notes had a conversion price of $0.06 per share.  The Company recorded a gain on the extinguishment of debt of $90,325, which amount was accrued interest forgiven by the note holder.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company currently occupies manufacturing facility in Draper, Utah.  The lease on the facility expired on December 31, 2014, at which time the Company entered into a three year extension which expired on December 31, 2017.  The lease provides that on the expiration of the lease on December 31, 2017 the lease became a month to month lease at a monthly lease rate ($9,600), plus an increase of 10% on the anniversary date of each succeeding year.  The Company is paying a lease rate of $11,520 per month in 2019.

NOTE 8 – RELATED PARTY TRANSACTIONS

At June 30, 2019 there were no amounts payable to officers and directors of the Company.   At December 31, 2018, the Company had amounts of $10,000 payable to its Chief Executive Officer and $17,000 payable to a director for funds loaned the Company to pay of various operating expenses of the business.

In May 2019, the Company converted the amounts payable to officers to convertible notes issued notes to officers in the amounts of the amount of $22,000 and $17,000.  The notes bear interest at the rate of 8% per annum with a default rate of 12%, are convertible into shares of common stock at $0.06 per share, and have a termination date of December 31, 2019.

At June 30, 2019 and December 31, 2018, the Company had outstanding notes payable to an officer in the amount of $181,257 and $147,257 respectively and outstanding notes payable to a director in the amount of $76,256 and $32,256 respectively.

NOTE 9 – SUBSEQUENT EVENTS

On July 25, 2019 the Company entered into an agreement with FGBP and Energizer Holdings, Inc. to settle debt in the amount of $91,160 by the payment of $55,000 and received a release from the remaining obligation amount.  A gain on extinguishment of debt in the amount of $36,160 will be recorded in the third quarter of 2019.

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

On June 20, 2019 the Company announced our exclusive development and licensing agreement with Audio Technology company subVo, LLC introducing a new wave of near perfect sound reproduction for everyday smart and slim devices. Tracking movement in real time, the Bend Sensor® used in the subVo® system knows the exact position of the cone at any given moment, allowing for the amplifier to calibrate, correct, and produce near-perfect sound reproduction, with zero lag time. The Bend Sensor® provides low distortion, flat frequency response, and fast impulse response. In addition to the licensing agreement the company received income for the previous work for the design and development of the system.

The Flexpoint Bend Sensor® technology will be utilized in subVo’s KlaraT® speaker compensation technology and software algorithm. The sensor, when added to, or printed directly onto the diaphragm of a speaker, enables perfect synergistic motion, sensing precise movements throughout the audible spectrum. The Bend Sensor works with the KlaraT proprietary software, allowing the feedback control and speaker protection algorithms to push speakers to their limits, without distortion or damage. This combined with the auto-calibration algorithm will remove all variability due to tolerances incurred in the manufacturing process, saving time and ultimately cost.  The KlaraT calibration compensates for changes in temperature, humidity, and wear of the speaker itself over time.

On October 18, 2018, the Company announced it had signed a five year manufacturing and supply agreement with Counted LLC.  Counted LLC conceived of a medication delivery monitoring system and dispensing monitoring system.  Flexpoint designed and produced the monitoring system with Flexpoint features, Flexpoint technology and Flexpoint designed electronics to track and report the dispensing of medications in real time.  The information has the potential to be transmitted to physicians, pharmacists and government agencies.  Prototypes have been built and successfully tested with additional production and testing continuing through 2018 and the first quarter of 2019.  The Company expects that commercial production will begin in the late third quarter of 2019, increasing throughout the balance of 2019 and beyond.

In the rapidly growing and emerging wearables space, Flexpoint has recently received additional purchase orders from multiple glove manufacturers across various market sub-segments, including medical, gaming and virtual reality. The “speed to market” commercialization plans of these companies are driving this increased order volume.  Flexpoint is aggressively going after this evolving market, and expects this pattern to continue and dramatically increase throughout 2019.  In aggregate, Bend Sensor® wearables order volumes are expected to number in the tens of thousands in 2019.  The wearables market segment is clearly one where our technology is easily adapted and truly illustrates our technological differentiation.  Flexpoint’s willingness and ability to customize sensors for these innovative companies and deliver them at a competitive price point allows us to deliver real value to our customers.

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

LIQUIDITY AND CAPITAL RESOURCES

Currently our revenue is primarily from product licensing, development, manufacturing and recurring sales with additional contributions to income from design contract, testing and limited production services for prototypes and samples, and is currently at a level to support our operations.  We believe, based upon current orders and projected orders over the next twelve months, that we could be producing sensors under long-term contracts in the future that will help support our existing operations and potential future growth. Management recognizes such contracts usually go through a long negotiation process and there can be no guarantee that we will be successful in our negotiations or that such contracts will be sufficient to support our current operations in the near future.

For the twelve months previous to this quarter we have relied on the proceeds of convertible loans from existing shareholders and private placements of our common stock.  During 2018 and the first six months of 2019, the Company secured additional financing to fund its operations by issuing  convertible notes to First Equity Holdings Corp. and officers.  The balances of all notes have a combined total of $1,148,513, net of debt discounts of $51,771, as of June 30, 2019. The notes have an annual interest rate of 8% to 10% and default rates of 12% to 15%, have various maturity dates, and are secured by the Company’s business assets.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at June 30, 2019 consisted of our operating lease of $11,520 per month, and total liabilities of $3,471,633, which includes $1,096,742 of convertible notes payable, net of discounts of $51,771.  Accrued liabilities at June 30, 2019, were $1,430,187 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

During the six months ending June 30, 2019, the Company has raised an additional $100,000 in operating capital through the issuance of a short-term note.  On January 31, 2019, the Company entered into this convertible note for up to $100,000 from a third party.  The note has an annual interest rate of 10% and a default rate of 15% annually. The note is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.05 per share and a maturity date of August 31, 2019. As of June 30, 2019 the Company had drawn the full $100,000 on the note.

During the year ended 2018 and the six-month period ended June 30, 2019, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, we determined that the conversion features related to these notes are derivative instruments.  At June 30, 2019, the Company determined a fair value of $659,833 for the derivative instruments. The Company recorded a loss from change in fair value of derivatives of $288,694 for the six-month period ended June 30, 2019.

The Company has a few major customers who represent a significant portion of revenue and accounts receivable. During the six months ended June 30, 2019, two customers represented 89% of sales and two other customers represented 94% of accounts receivable.  The Company has a strong ongoing relationship with this customer with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2018 and for the six months ending June 30, 2019, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2018, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

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

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the six month periods ended June 30, 2019 and 2018 we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

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

We received revenue from repeat orders from our existing customers, design contract, and development engineering. Revenue is recognized using the ASC 606 five step detailed in Note 1 to the financial statements.  Revenue from the sale of a product is recorded at the time of shipment to the customer.  Revenue from the license agreement was recognized in the period the agreement was concluded, as it is a right of use license and the Company has no further obligations to perform under the terms of the agreement.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2019 and 2018, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2018 and 2017.

THREE MONTH PERIODS ENDED JUNE 30, 2019 AND 2018:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	June 30, 2019	June 30, 2018
Manufacturing, design, licensing and contract revenue	$ 572,446	$ 51,158
Total operating costs and expenses	220,557	213,017
Net other income (expense)	(244,404)	3,226
Net income (loss)	107,485	(158,633)
Basic and diluted loss per common share	0.00	(0.00)

For the three months ending June 30, 2019 revenue was $572,446, an increase of $521,288 when compared to the same period in 2018. The majority of the revenue for this period came from a $450,000 licensing agreement, with the remainder generated from product manufacturing and recurring sales, product engineering services, prototype and pre-production products.

Of the $220,557 and $213,017 total operating costs and expense for the three months ending June 30, 2019 and 2018, respectively, $74,306 and $81,928 were for direct research and development cost, respectively. For the three months ended June 30, 2019, total operating expenses increased by $7,540 when compared to the same period in 2018.

Other expense for the three month period ended June 30, 2019 was $244,404, a $247,630 decrease compared to the same period in 2018.  The decrease is attributable to a loss of $254,157 on the change in fair value of derivative liabilities recorded in 2019, offset by a $90,325 gain on extinguishment of debt while a gain of $82,091on derivative was recognized in 2018.

A net profit of $107,485 was realized for the three months ended June 30, 2019.  A net loss of $158,633 was realized for the three month period ended June 30, 2018.

SIX MONTH PERIODS ENDED JUNE 30, 2019 AND 2018:

SUMMARY OF OPERATING RESULTS
	Six month period ended
	June 30, 2019	June 30, 2018
Manufacturing, design, and contract revenue	$ 637,041	$ 130,422
Total operating costs and expenses	441,250	437,632
Net other income (expense)	(355,128)	45,355
Net income (loss)	(159,337)	(261,855)
Basic and diluted income (loss) per common share	(0.00)	(0.00)

For the six months ending June 30, 2019 revenue was $637,041, an increase of $506,619 when compared to the same period in 2018. The majority of the revenue for this period came from the $450,000 revenue recognized for the license agreement entered into, with remaining income generated from the product manufacturing and recurring sales with additional contributions to income from development engineering, prototype and pre-production products.

Of the $441,250 and $437,632 total operating costs and expense for the six months ending June 30, 2019 and 2018, respectively, $153,458 and $163,805 were for direct research and development cost, respectively. For the six months ended June 30, 2019, total operating expenses increased by $3,618 when compared to the same period in 2018, due primarily to a reduction in cost of revenue.

Other expense for the six month period ended June 30, 2019 was $355,128, a $400,483 decrease compared to the same period in 2018.  The decrease is primarily attributable to the loss of $288,694 on the change in fair value of derivative liabilities and a $90,325 gain on extinguishment of debt recorded in 2019 while in 2018 a gain of $202,840 on derivative was recognized.

A net loss of $159,337 was realized for the six months ended June 30, 2019.  A net loss of $261,855 was realized for the three month period ended June 30, 2018.

The chart below represents a summary of our condensed consolidated balance sheets at June 30, 2019 and December 31, 2018.

SUMMARY OF BALANCE SHEET INFORMATION

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$ 383,443	$ 17,798
Total current assets	405,931	46,402
Total assets	5,317,264	4,972,498
Total liabilities	3,471,633	3,306,614
Deficit accumulated	(28,371,884)	(28,212,547)
Total stockholder’s equity	$ 1,845,634	$ 1,665,884

Cash and cash equivalents increased by $365,645 at June 30, 2019 compared to December 31, 2018. The increase in cash is due to the $450,000 payment received under a license agreement, collection of accounts receivable and proceeds from borrowings. Our non-current assets decreased at June 30, 2019 due to the amortization of long-lived assets.

Total liabilities increased by $165,016 at June 30, 2019.  The increase was due primarily to the increase in derivative liabilities and $100,000 received from a new convertible note, offset by the conversion of $300,000 of convertible notes and $110,574 of accrued interest into shares of restricted common.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the six-month period ended June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the six months of 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 28, 2019 the Company issued 3,650,000 shares of restricted common stock to Empire Fund Managers and 3,200,000 shares of restricted common stock to Compass Equity Partners, LLC in consideration for two convertible notes and accrued but unpaid interest totaling $410,574.  We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Part II Exhibits

No.	Description
3.1	Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)
3.2	Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1	Addendum to Lease Agreement between Flexpoint Sensor and Handstands, dated January 1, 2015. (Incorporated by reference to exhibit 10.3 of Form 10-K, filed April 14, 2016)
10.2	Exclusive License Agreement between Flexpoint Sensor Systems and subVo, LLC, dated June 19, 2019.
101.INS 101.SCH	XBRL Instance Document XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date:   August 14, 2019

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer