Form 10-Q
period 2019-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2019-11-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2019

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: No. 0-24368

FLEXPOINT SENSOR SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0620425
(State of incorporation)	(I.R.S. Employer Identification No.)

12184 South Business Park Drive, Suite C, Draper, Utah  84020

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

            Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 99,713,464 as of November 14, 2019.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2019 (Unaudited) and	3
	December 31, 2018

	Condensed Consolidated Statements of Operations for the Three and Nine	4
	Months Ended September 30, 2019 and 2018 (Unaudited)

	Condensed Statement of Stockholders’ Equity for the Three and Nine Months	5
	Ended September 30, 2019 and 2018 (Unaudited)

	Condensed Consolidated Statements of Cash Flows for the Nine Months	6
	Ended September 30, 2019 and 2018 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	22

Item 4.	Controls and Procedures	22

PART II: OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2019, the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2018 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 1, 2019.  The results of operations for the three and nine months ended September 30, 2019 and 2018, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$ 205,699	$ 17,798
Accounts receivable, net of allowance for bad debts of $114,991 and $136,761	39,843	16,153
Deposits and prepaid expenses	16,951	12,451
Total Current Assets	264,493	46,402
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $592,924 and $591,246	4,666	6,344
Patents and Proprietary Technology, net of accumulated
amortization of $973,718 and $957,760	327	16,285
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,170,953	$ 4,972,498

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 187,791	$ 354,422
Accounts payable – related party	1,031	20,000
Accrued liabilities	1,530,065	1,369,946
Convertible notes payable, net of discount of $-0- and $27,092	930,000	1,102,908
Convertible notes payable to related party, net of discount of $12,019 and $5,032	206,494	174,481
Derivative liabilities	811,551	284,857
Total Liabilities	3,666,932	3,306,614

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 100,000,000 shares authorized;
99,713,464 shares and 92,863,464 shares issued and outstanding,	99,713	92,863
Additional paid-in capital	30,117,805	29,785,568
Accumulated deficit	(28,713,497)	(28,212,547)
Total Stockholders' Equity	1,504,021	1,665,884
Total Liabilities and Stockholders' Equity	$ 5,170,953	$ 4,972,498

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Design, Contract and Testing Revenue	$ 54,209	$ 72,208	$ 691,250	$ 202,630

Operating Costs and Expenses
Amortization of patents and
proprietary technology	2,314	7,930	15,958	24,208
Cost of revenue	8,545	11,102	29,206	35,015
Administrative and marketing expense	150,800	112,141	404,287	345,777
Research and development expense	60,498	73,873	213,956	237,678

Total Operating Costs and Expenses	222,157	205,046	663,407	642,678

Net Operating Income (Loss)	(167,948)	(132,838)	27,843	(440,048)

Other Income and Expenses
Interest expense	(79,324)	(78,383)	(236,106)	(235,891)
Interest income	12	12	35	35
Gain on extinguishment of debt	-		90,325
Gain on forgiveness of debt	57,320	-	57,320	-
Gain(Loss) on derivative	(151,673)	88,606	(440,367)	291,446

Net Other Income (Expense)	(173,665)	10,235	(528,793)	55,590

Net Loss	$ (341,613)	$ (122,603)	$ (500,950)	$ (384,458)

Basic and Diluted Earnings Common Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Basic and Diluted Weighted-Average Common Shares
Outstanding	99,713,464	92,863,464	95,476,468	92,863,464

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2019 and 2018

	Common	Stock	Additional		Total
			Paid-in	Accumulated	Stockholder
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	92,863,464	$ 92,863	$ 29,785,568	$ (28,212,547)	$ 1,665,884

Net loss – three months ended March 31, 2019	-	-	-	(266,822)	(266,822)

Balance – March 31, 2019	92,863,464	92,863	29,785,568	(28,479,369)	1,399,062

Conversion of notes payable to common stock	6,850,000	6,850	332,237	-	339,087
Net income – three months ended June 30, 2019	-	-	-	107,485	107,485

Balance – June 30, 2019	99,713,464	99,713	30,117,805	(28,371,884)	1,845,634

Net loss – three months ended September 30, 2019	-	-	-	(341,613)	(341,613)
Balance – September 30, 2019	99,713,464	$ 99,713	$30,117,805	$(28,713,497)	$1,504,021

	Common	Stock	Additional		Total
			Paid-in	Accumulated	Stockholder
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2017	92,863,464	$ 92,863	$ 29,785,568	$ (27,306,453)	$ 2,571,978

Net loss – three months ended March 31, 2018	-	-	-	(103,222)	(103,222)

Balance – March 31, 2018	92,863,464	92,863	29,785,568	(27,409,675)	2,468,756

Net loss – three months ended June 30, 2018	-	-	-	(158,633)	(158,633)

Balance – June 30, 2018	92,863,464	92,863	29,785,568	(27,568,308)	2,310,123

Net loss – three months ended September 30, 2018	-	-	-	(122,603)	(122,603)
Balance – September 30, 2018	92,863,464	$ 92,863	$29,785,568	$(27,690,911)	$2,187,520

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net profit (loss)	$ (500,950)	$ (384,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patents and proprietary technology	15,958	24,208
Amortization of discount on note payable	106,432	129,269
Depreciation	1,679	1,679
Gain on extinguishment of debt	(90,325)	-
Gain on forgiveness of debt	(57,320)	-
Change in fair value of derivative liabilities	440,367	(291,446)
Changes in operating assets and liabilities:
Accounts receivable	(23,690)	28,332
Prepaid expenses and other assets	(4,500)	(8,055)
Accounts payable	(107,498)	138,184
Accounts payable – related parties	19,000	12,127
Accrued liabilities	288,748	120,390
Net Cash Provided by (Used) in Operating Activities	87,901	(229,770)

Cash Flows from Investing Activities:	-	-
Note receivable interest income	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities:
Proceeds from related party payable	-	45,000
Proceeds from borrowings under convertible note payable	100,000	175,000
Net Cash Provided by Financing Activities	100,000	220,000

Net Change in Cash and Cash Equivalents	187,901	(9,770)
Cash and Cash Equivalents at Beginning of Period	17,798	12,832
Cash and Cash Equivalents at End of Period	$ 205,699	$3,062

Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

Supplemental Disclosure on Noncash Investing and Financing Activities
Recognition of discounts on convertible notes payable	$ 86,327	$ 58,956
Conversion of note payable and accrued interest to common stock	$ 410,574	$ -
Conversion of due to related party to convertible notes	$ 39,000	$ 20,000
Gain on extinguishment of debt	$ 90,325	$ -
Gain on forgiveness of debt	$ 57,320	$ -

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

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through September 30, 2019 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $114,991 and $136,761 in the periods ended September 30, 2019 and December 31, 2018, respectively.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the nine-month period ended September 30, 2019 and during the period ended December 31, 2018.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the nine-month period ended September 30, 2019 and during year ended December 31, 2018.

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

A part of our customer base is made up of international customers.  The table below allocates revenue between domestic and international customers.  The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

Three months ended:	September 30,			September 30,
		2019			2018
	Long-term			Long-term
	Consumer			Consumer
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$27,904	-	27,904	$13,405	-	13,405
International	26,305	-	26,305	58,803	-	58,803
	$54,209	-	54,209	$72,208	-	72,208

Components	27,089	-	27,089	68,167	-	68,167
Engineering Services	27,120	-	27,120	4,041	-	4,041
Licensing fee	-	-	-	-	-	-
	$54,209	-	54,209	$72,208	-	72,208

Nine months ended:	September 30,			September 30,
		2019			2018
	Long-term			Long-term
	Consumer			Consumer
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$563,055	-	563,055	$76,077	-	76,077
International	128,195	-	128,195	126,553	-	126,553
	$691,250	-	691,250	$202,630	-	202,630

Components	103,907	-	103,907	171,937	-	171,937
Engineering Service	137,343	-	137,343	30,693	30,693
Licensing fee	450,000	-	450,000	-	-	-
	$691,250	-	691,250	$202,630	-	202,630

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2019 there were outstanding common share equivalents (options and convertible notes payable) which amounted to 23,492,045 of common stock. These common share equivalents were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2019 as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable.  During the nine month period ended September 30, 2019, two customers represented 86% of sales and two other customers represented 89% of accounts receivable.  The Company has a strong ongoing relationship with this customer with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

NOTE 2 – GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $28,713,497 at September 30, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management is seeking additional funding to provide operating capital for its operations until such time as revenues are sufficient to sustain our level of operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 3 – DERIVATIVE INSTRUMENTS

The derivative liability as of September 30, 2019, in the amount of $811,551 has a Level 3 fair value classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2019 and December 31, 2018:

Total
Balance, December 31, 2017	363,680
Recognition of derivative liabilities upon initial valuation	92,404
Change in fair value of derivative liabilities	(171,227)
Conversions of derivative liabilities into equity instruments	-
Balance, December 31, 2018	284,857
Recognition of derivative liabilities upon initial valuation	86,327
Change in fair value of derivative liabilities	440,367
Conversions of derivative liabilities into equity instruments	-
Balance, September 30, 2019	811,551

During the year ended 2018 and the nine-month period ended September 30, 2019, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative to settle all convertible instruments.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At September 30, 2019, the Company marked to market the fair value of the derivatives and determined a fair value of $811,551. The Company recorded a loss from change in fair value of derivatives of $440,367 for the nine-month period ended September 30, 2019.  The fair value of the embedded derivatives was determined using binomial lattice model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 112.28% to 155.86%, (3) weighted average risk-free interest rate of 1.88% to 2.50% (4) expected life of 0.50 to 1.50 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

In accordance ASC 840-15-25, the Company has implemented a sequencing policy with respect to all outstanding convertible instruments. The Company evaluates its contracts based upon earliest issuance date.

As of September 30, 2019, liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	811,511	811,511
Total	$-	$-	$811,511	$811,511

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible Note Payable

At September 30, 2019 there are notes outstanding with principal balances which total $930,000. Of the notes, $890,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.06 to $0.07 per share.  $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director, at a rate of $0.20 per share.  That note was due on December 31, 2015, and bears a default interest rate of 10%.

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

On January 31, 2019, the Company entered into a convertible note for up to $100,000 from a third party.  The note has an annual interest rate of 10% and is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.05 per share and a maturity date of August 31, 2018.  At September 30, 2019 the Company had drawn $100,000 against this note.

Convertible Note Payable - Related Party

At September 30, 2019 there are notes outstanding with two directors of the Company with balances of $164,257 and $54,256, respectively.  The notes bear an 8% annual rate of interest with a 12% default rate.  There are $50,000 in notes to the first officer that had due dates of December 31, 2016 and December 31, 2017, and on which interest is being calculated at the default rate.  Notes of $37,257 and $27,256 have due dates of December 31, 2018 and on which interest is being calculated at the default rate.  The remaining $77,000 and $27,000 notes have due dates of December 31, 2019.

Additionally, in May 2019, the Company converted the $39,000 payable to two directors into convertible notes payable in the amounts of $22,000 and $17,000.  The notes bear interest at the rate of 8%, have a default rate of 12%, are convertible into shares of common stock at a conversion price of $0.06 per share, and have a termination date of December 31, 2019.  There is a debt discount of $12,019 on the balance sheet related to these notes that is being amortized over their respective terms.

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

•

Expected volatility – 200% to 424%

•

Weighted-average fair value - $0.16 to $2.07

All of the options were fully vested at December 31, 2018. As a result there was no stock-based compensation expenses recorded for the three and nine months ended September 30, 2019.  The Company recognized no stock-based compensation expense for the three and nine month periods ended September 30, 2018. There were 2,185,000 and 2,185,000 employee stock options outstanding at September 30, 2019 and December 31, 2018, respectively.

A summary of all employee options outstanding and exercisable under the plan as of September 30, 2019, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.17	7.16	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.17	5.91	$ --
Exercisable at the end of Period	2,185,000	$ 0.17	5.91	$ --

NOTE 6 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 100,000,000 shares of common stock with a par value of $0.001 per share authorized.  At the annual meeting of stockholders held December 28, 2018, the shareholders approved increasing the number of authorized shares to 200,000,000.  The amendment to the Articles of Incorporation affecting such change was filed with the State of Delaware on October 11, 2019.  During the nine months ended September 30, 2019 the Company issued 6,850,000 shares to fulfill its obligations under two notes which totaled $300,000 and accrued but unpaid interest which totaled $110,574.  The notes had a conversion price of $0.06 per share.  The Company recorded a gain on the extinguishment of debt of $90,325, which amount was accrued interest forgiven by the note holder.

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

On July 22, 2019, the Company entered into a settlement agreement with its landlord wherein the Company agreed to pay $55,000 in settlement of all past liabilities, obtaining a full release from the landlord upon the payment being made.  The Company recognized a $57,320 gain on forgiveness of debt related to this settlement agreement.

NOTE 8 – RELATED PARTY TRANSACTIONS

At September 30, 2019 there was $1,031 payable to the Chief Executive Officer of the Company.   At December 31, 2018, the Company had amounts of $10,000 payable to its Chief Executive Officer and $10,000 payable to a director for funds loaned the Company to pay of various operating expenses of the business.

In May 2019, the Company converted the amounts payable to officers to convertible notes issued notes to officers in the amounts of the amount of $22,000 and $17,000.  The notes bear interest at the rate of 8% per annum with a default rate of 12%, are convertible into shares of common stock at $0.06 per share, and have a termination date of December 31, 2019.

At September 30, 2019 and December 31, 2018, the Company had outstanding notes payable to an officer in the amount of $167,257 and $147,257, respectively, and outstanding notes payable to a director in the amount of $54,256 and $32,256 respectively.

NOTE 9 – SUBSEQUENT EVENTS

At the annual meeting of stockholders held December 28, 2018, the shareholders approved increasing the number of authorized shares to 200,000,000.  The amendment to the Articles of Incorporation affecting such change was filed with the State of Delaware on October 11, 2019.

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

On August 20, 2019 the Company announced the development of the world’s first digital bend sensor capable of automatically compensating for changes in the environment, thus guaranteeing consistent performance across temperature and humidity variables. Easily integrated into multiple applications, the data gathered by the sensor will be digitally converted and transmitted, enhancing performance.

The Bend Sensor has traditionally been offered in analog form, but most engineers prefer sensors with digital interfaces such as accelerometers. More attractive to online catalog distributors, Flexpoint’s Digital Bend Sensor (DBS) has an intuitive nature, is more easily integrated with existing products, simplifies design and more importantly, reduces time to market.

The Company feels that with the ease and simplicity of the digital bend sensor technology, the soon to be released product will bring new opportunities and create various additional applications for Flexpoint’s Bend Sensor Technology.

On July 25, 2019  the Company announced that they had filed a provisional patent for the new “Swell Sensor” designed to detect and stop a Lithium ion or Lithium Polymer battery from charging or discharging, preventing a thermal runway; one of the major ways battery fires occur.

Li-ion and Li-polymer batteries are used today in everything from phones to electric cars. Flexpoint’s technology included in the provisional patent provides a method to protect these batteries, their products and those who use them every day, measuring the expansion or swelling of the battery effectively stopping a potentially dangerous state.

Batteries become over heated, over charged, or simply fail due to old age. When this occurs, it’s possible for the inner cells of the battery to outgas a flammable electrolyte mixture, causing the battery to swell. The Flexpoint Sensor addresses the swollen battery effect, as batteries are designed to contain as a failsafe the measure of out gassing. The Flexpoint Swell Sensor detects the condition, effectively shutting down the short circuit.  Without this type of detection, some batteries can eventually reach temperatures over 1000º F. Designed to detect the dangerous expansion and stop a Lithium ion or Lithium polymer battery from charging or discharging, the Flexpoint battery expansion sensor was created to prevent thermal runaway—how most battery fires occur. The battery expansion sensor can detect a swollen battery and take appropriate action, effectively shutting it down and sending a notice to the user that the battery is no longer safe.

The Company is currently collaborating with three Fortune 100 companies involving the battery expansion sensor. The overall testing phases range from six to nine months. With confidentiality agreements in place, Flexpoint is now in development with these and other companies to integrate the Battery Expansion Sensor (BXS) into their products.

Flexpoint Sensor Systems, Inc. has designed a low cost, viable solution.

During a conference call announcing second quarter operating results representatives of the Company announced that with the agreements that had been signed and the projects they were pursuing, it was transitioning from a development company to a sales and marketing company.  This represents a significant change for the Company. The Company is now profitable and continues to negotiate additional significant orders with major revenue potential as the bend sensor gains global awareness.

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

For the twelve months previous to this quarter we have relied on the proceeds of convertible loans from existing shareholders and private placements of our common stock.  During 2018 and the first nine months of 2019, the Company secured additional financing to fund its operations by issuing convertible notes to First Equity Holdings Corp. and officers.  The balances of all notes have a combined total of $1,136,494, net of debt discounts of $12,019, as of September 30, 2019. The notes have an annual interest rate of 8% to 10% and default rates of 12% to 15%, have various maturity dates, and are secured by the Company’s business assets.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2019 consisted of our operating lease of $11,520 per month, and total liabilities of $3,666,932, which includes $1,136,494 of convertible notes payable, net of discounts of $12,019.  Accrued liabilities at September 30, 2019, were $1,530,065 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

During the nine months ending September 30, 2019, the Company has raised an additional $100,000 in operating capital through the issuance of a short-term note.  On January 31, 2019, the Company entered into this convertible note for up to $100,000 from a third party.  The note has an annual interest rate of 10% and a default rate of 15% annually.  The note is secured by the Company’s equipment.  The note has a conversion feature for restricted common shares at $0.05 per share and a maturity date of August 31, 2019. As of September 30, 2019 the Company had drawn the full $100,000 on the note.

During the year ended 2018 and the nine-month period ended September 30, 2019, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, we determined that the conversion features related to these notes are derivative instruments.  At September 30, 2019, the Company determined a fair value of $811,551 for the derivative instruments. The Company recorded a loss from change in fair value of derivatives of $440,367 for the nine-month period ended September 30, 2019.

The Company has a few major customers who represent a significant portion of revenue and accounts receivable. During the nine months ended September 30, 2019, two customers represented 86% of sales and two other customers represented 89% of accounts receivable.  The Company has a strong ongoing relationship with this customer with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2018 and for the nine months ended September 30, 2019, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2018, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets which has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

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

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the nine month periods ended September 30, 2019 and 2018 we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

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

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2019 and 2018, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2018 and 2017.

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	September 30, 2019	September 30, 2018
Manufacturing, design, licensing and contract revenue	$ 54,209	$ 72,208
Total operating costs and expenses	222,157	205,046
Net other income (expense)	(173,665)	10,235
Net loss	(341,613)	(122,603)
Basic and diluted loss per common share	$ (0.00)	$ (0.00)

For the three months ending September 30, 2019 revenue was $54,209, a decrease of $17,999 when compared to the same period in 2018. A customer who placed $40,000 in orders in 2018 did not place orders in 2019, as their project has not yet moved to commercialization.  The majority of the revenue for this period came from product manufacturing and recurring sales, product engineering services, prototype and pre-production products.

Of the $222,157 and $205,046 total operating costs and expense for the three months ending September 30, 2019 and 2018, respectively, $60,498 and $73,873 were for direct research and development cost, respectively. For the three months ended September 30, 2019, total operating expenses increased by $17,111 when compared to the same period in 2018, due primarily to higher consulting fee expense in 2019.

Other expense for the three month period ended September 30, 2019 was $173,665, a $183,900 increase compared to the same period in 2018.  The increase is attributable to a loss of $151,673 on the change in fair value of derivative liabilities recorded in 2019, interest expense of $79,324 and a $57,320 gain on forgiveness of debt realized from the settlement of debt with the owner of the building we rent on a month-to-month basis, while in 2018 a gain of $88,606 on derivatives was recognized..

Net loss of $341,613 was realized for the three months ended September 30, 2019.  A net loss of $122,603 was realized for the three month period ended September 30, 2018.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018:

SUMMARY OF OPERATING RESULTS
	Nine month period ended
	September 30, 2019	September 30, 2018
Manufacturing, design, and contract revenue	$ 691,250	$ 202,630
Total operating costs and expenses	663,407	642,678
Net other income (expense)	(528,793)	55,590
Net income (loss)	(500,950)	(384,458)
Basic and diluted income (loss) per common share	$ (0.01)	$ (0.00)

For the nine months ending September 30, 2019 revenue was $691,250, an increase of $488,620 when compared to the same period in 2018. The majority of the revenue for the increase for this period came from the $450,000 revenue recognized for the license agreement entered into.  Production product was $46,955 higher in 2019 than 2018 as we continue to receive reorders in higher quantities from existing customers.

Of the $663,407 and $642,678 total operating costs and expense for the nine months ending September 30, 2019 and 2018, respectively, $213,956 and $237,678 were for direct research and development cost, respectively. For the nine months ended September 30, 2019, total operating expenses increased by $20,724 when compared to the same period in 2018, due primarily to an increase in administrative expense.

Other income (expense) for the nine month period ended September 30, 2019 was $(528,793), a $584,383 decrease compared to the same period in 2018.  The decrease is primarily attributable to the loss of $440,367 on the change in fair value of derivative recorded in 2019 while in 2018 a gain of $291,446 on derivative was recognized.

A net loss of $500,950 was realized for the nine months ended September 30, 2019.  A net loss of $384,458 was realized for the nine month period ended September 30, 2018.

The chart below represents a summary of our condensed consolidated balance sheets at September 30, 2019 and December 31, 2018.

SUMMARY OF BALANCE SHEET INFORMATION

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$ 205,699	$ 17,798
Total current assets	262,493	46,402
Total assets	5,170,953	4,972,498
Total liabilities	3,666,932	3,306,614
Deficit accumulated	(28,713,497)	(28,212,547)
Total stockholder’s equity	$ 1,504,021	$ 1,665,884

Cash and cash equivalents increased by $187,901 at September 30, 2019 compared to December 31, 2018. The increase in cash is due to the $450,000 payment received under a license agreement, collection of accounts receivable and proceeds of $100,000 from convertible notes. Our non-current assets decreased at September 30, 2019 due to the amortization of long-lived assets.

Total liabilities increased by $360,318 at September 30, 2019.  The increase was due primarily to the increase in derivative liabilities and accrued liabilities, along with $100,000 received from a new convertible note, offset by the conversion of $300,000 of convertible notes and $110,574 of accrued interest into shares of restricted common.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the nine-month period ended September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the nine months of 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Part II Exhibits

No.	Description
3(i).1	Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)
3(i).2	Certificate of Amendment to Flexpoint Certificate of Incorporation, dated October 11, 2019 (Incorporated by reference to exhibit 3(i).2 of Form 8-K, filed October 15, 2019)
3(ii)	Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1	Addendum to Lease Agreement between Flexpoint Sensor and Handstands, dated January 1, 2015. (Incorporated by reference to exhibit 10.3 of Form 10-K, filed April 14, 2016)
10.2	Exclusive License Agreement between Flexpoint Sensor Systems and subVo, LLC, dated June 19, 2019 (Incorporated by reference to exhibit 10.2 of Form 10-Q, filed August 14, 2019)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date:   November 14, 2019

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer