Form 10-K
period 2019-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2020-03-30
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period ___to___

Commission file number: No. 0-24368

FLEXPOINT SENSOR SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	87-0620425 (I.R.S. Employer Identification No.)

12184 South Business Park Drive, Suite C, Draper, Utah (Address of principal executive offices)	84020 (Zip Code)

Registrant’s telephone number, including area code: 801-568-5111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

Yes [   ]   No [X]

The aggregate market value of 97,593,526 shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.08), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) was approximately $7,807,482.

The number of shares outstanding of the registrant’s common stock, as of March 30, 2020, was 99,713,464.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Mine Safety Disclosure	12

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	43
Signatures		44

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

BUSINESS OVERVIEW

Flexpoint Sensor Systems, Inc. (“Flexpoint”, or “Company”), is principally engaged in designing, engineering and manufacturing bend sensor technology and products using its patented Bend Sensor® technology, a flexible potentiometer technology.  We continue to make further improvements to our technologies, manufacturing and developing fully integrated devices and related products that we have been marketing and selling to a variety of companies in diverse industries. We are negotiating and signing agreements, including licensing agreements, purchase orders and contracts that have provided some revenues and have proven that our sensors are more durable, adaptable and cost effective than any other product currently on the market.

The Company owns six patents, including patents on specific devices that use the Bend Sensor® and we have exclusive rights through licensing agreements to other patents and devices.  We are continuing to develop and enhance our intellectual properties that could result in additional patents being filed. The Company currently manufactures, and has jointly developed, at least twenty-eight products that are being sold and supplied to current customers and we continue to receive orders for custom prototype sensors as well as our standard sensors.  We are continuing to develop and enhance our intellectual properties that could result in additional patents being filed.

During 2019 we have focused our marketing efforts on a number of larger domestic and international companies that have applications which have the potential to greatly increase the volume of sensors we are currently manufacturing.  As of the date of this report, the Company had a number of global commercial partners covering a variety of different products.  In coordination with its partners, the Company introduced several new products during the year.  Management believes this growth in sales channels will allow the Company to grow at an increasingly accelerated rate over the next several quarters.

Our sales and marketing efforts have been targeted toward the development of new relationships with clients while maintaining and strengthening relationships already developed with several Tier 1 (major) suppliers in the automotive, health and AR/VR industries. We have built and shipped orders to a number of these companies to enable them to test the utilization of our sensors into their existing and developing product lines.

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

In addition to the sale of our products and engineering and design services, we also may consider generating revenues through licensing our unique technology for field of use or territory. We will attempt to negotiate each license agreement to contain a provision for either first right of refusal to manufacture, or royalty provisions for specific products or applications, or both. We have continued to concentrate our marketing efforts on sensors and electronics which we consider to be quick-to-market production orders, and on engineering services that have generated limited, but immediate, revenues that have provided cash flow and name recognition. We have also continued our marketing efforts in the automotive industry. Due to the size and the numerous regulations inherent in the automotive industry, it requires a significantly longer time to develop and acquire approvals for new technologies.  However, as there are high volumes and long term contracts associated within the automotive industry, we anticipate that this industry will potentially generate significant long-term revenue streams.  During the year we have entered into a five year Licensing Agreement with subVo, LLC for the use of our sensor in their KlaraT® speaker systems, and with Neptune Controls for manufacturing of humidity sensors.

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

On July 25, 2019  the Company announced that they had filed a provisional patent for the new “Swell Sensor” or Battery Expansion Sensor, (“BXS”), designed to detect and stop a Lithium ion or Lithium Polymer battery from charging or discharging, preventing a thermal runway; one of the major ways battery fires occur.

Li-ion and Li-polymer batteries are used today in everything from phones to electric cars. Flexpoint’s technology included in the provisional patent provides a method to protect these batteries, their products and those who use them every day, measuring the expansion or swelling of the battery effectively stopping a potentially dangerous state.

Batteries become over heated, over charged, or simply fail due to old age. When this occurs, it’s possible for the inner cells of the battery to outgas a flammable electrolyte mixture, causing the battery to swell. The Flexpoint BXS Sensor addresses the swollen battery effect, as batteries are designed to contain as a failsafe the measure of out gassing. The Flexpoint Swell Sensor detects the condition, effectively shutting down the short circuit.  Without this type of detection, some batteries can eventually reach temperatures over 1000º F. Designed to detect the dangerous expansion and stop a Lithium ion or Lithium polymer battery from charging or discharging, the Flexpoint battery expansion sensor was created to prevent thermal runaway—(this is how most battery fires occur). The battery expansion sensor can detect a swollen battery and take appropriate action, effectively shutting it down and sending a notice to the user that the battery is no longer safe.

The Company is currently collaborating with three Fortune 100 companies involving the battery expansion sensor. The overall testing phases range from six to nine months. With confidentiality agreements in place, Flexpoint is now in development with these and other companies to integrate the Battery Expansion Sensor into their products.

During a conference call announcing second quarter operating results representatives of the Company announced that with the agreements that had been signed and the projects they were pursuing, it was transitioning from a development company to a sales and marketing company.  This represents a significant change for the Company. The Company continues to negotiate additional significant orders with major revenue potential as the bend sensor gains global awareness.

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

The Flexpoint Bend Sensor® technology will be utilized in subVo’s KlaraT® speaker compensation technology and software algorithm. The sensor, when added to, or printed directly onto the diaphragm of a speaker, enables perfect synergistic motion, sensing precise movements throughout the audible spectrum. The Bend Sensor works with the KlaraT® proprietary software, allowing the feedback control and speaker protection algorithms to push speakers to their limits, without distortion or damage. This combined with the auto-calibration algorithm will remove all variability due to tolerances incurred in the manufacturing process, saving time and ultimately cost.  The KlaraT® calibration compensates for changes in temperature, humidity, and wear of the speaker itself over time.

On December 19, 2019 the Company announced that it had entered into a five-year, half-million-dollar Licensing Agreement with Neptune Controls, LLC, an environmentally conscience, Utah-based company dedicated to the conservation of water. The agreement included the first payment of $100,000 with the execution of the agreement and the balance to be paid in four equal installments over the course of the next four years, and licenses the use of Flexpoint's Bend Sensor® technology to detect the presence of moisture in soil, effectively shutting down a sprinkler system when a precise and optimum level of moisture is reached.  The License Agreement also includes the use of Flexpoint humidity sensors which can be used in a wide range of applications.

On October 18, 2018, the Company announced it had signed a five year manufacturing and supply agreement with Counted LLC.  Counted LLC conceived of a medication delivery monitoring system and dispensing monitoring system.  Flexpoint designed and produced the monitoring system with Flexpoint features, Flexpoint technology and Flexpoint designed electronics to track and report the dispensing of medications in real time.  The information has the potential to be transmitted to physicians, pharmacists and government agencies.  Prototypes have been built and successfully tested with additional production and testing continuing.

In the rapidly growing and emerging wearables space, Flexpoint has recently received additional purchase orders from multiple glove manufacturers across various market sub-segments, including medical, gaming and virtual reality.  The “speed to market” commercialization plans of these companies are driving this increased order volume.  Flexpoint is aggressively pursuing this evolving market, and expects this pattern to continue and dramatically increase throughout 2020.  In aggregate, Bend Sensor® wearables order volumes are expected to number in the tens of thousands in 2020.  The wearables market segment is clearly one where our technology is easily adapted and truly illustrates our technological differentiation.  Flexpoint’s willingness and ability to customize sensors for these innovative companies and deliver them at a competitive price point allows us to deliver real value to our customers.

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

In the VR/VA marketspace, orders of increasing size and frequency were received during the fourth quarter of 2019 and in the first quarter of 2020 from Manus VR as they strive to fulfill production orders.  Flexpoint also received orders from other global VR/AR customers during the quarter.

Finalizing long-term, constant revenue generating production contracts with our existing and additional customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan we will need to raise additional operating capital.

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

Other Medical Devices

Haemoband, with Flexpoint as their design/development partner, has also begun development of additional technologies for other medical applications.  The market size for the additional technologies may potentially be millions of units annually.

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

The Company has developed a similar system for Vista Brakelock Systems, LLC, in Lake Mary, Florida for use on fire trucks. The first units have been delivered and installed with additional orders expected to follow.

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

In December 2014 we announced the launch, in conjunction with Bend Tech L.L.C., of a shoe insole system, the Mettis Trainer.  While introduction of the products has been delayed, we expect to have the product available for delivery in 2020.  Bend Tech is beginning to finalize partnerships with larger companies already involved in the athletic shoe industry for distribution.

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

Our standard product line is expected to be sold directly to the customer and through manufacturer's representatives and distributors and on-line sales channels. We have also expanded our product offering to include substantially complete value-added assemblies, which includes the electronics and software. We continue to consider the licensing of our technology and/or products or strategic partnership arrangements that will generate sufficient revenues to sustain our operations. We anticipate selling primarily to OEM or Tier 1 suppliers for worldwide distribution.  For our international customers, we anticipate selling and distributing our products through various manufacturer representatives and distributors.

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

PATENTS AND INTELLECTUAL PROPERTY

We regard certain of our designs as proprietary and attempt to protect them with patents and by restricting disclosure of the designs as trade secrets.  We have six issued or pending patents for our Bend Sensor® technology and have exclusive rights to additional patents and intellectual property, and are in the process of preparing additional patents for new types of sensors and devices using our technology. Due to the joint development of the medical bed product, we believe we also have claims and protection under the patents filed for this specific application.  Patents do expire and it will be necessary for us to file patents in the United States and in various foreign countries for each application we develop so that it is protected from competition.   We also have products that use our unique sensor technology and we are exploring the viability of filing new patents based on the enhancements and the specific applications or value added products.  We must file patents on any technology for which we develop enhancements that contain material improvements to the original technology, thereby extending the original life of our original patents.  We are aware of three potentially conflicting patents which we believe will not affect our current or planned use of our technology.

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

MAJOR CUSTOMERS

Currently, we have a limited customer base and for the year ending 2019 two customers represented approximately 88% of the Company’s revenue:  SubVo represented approximately 76% and Neptune Control represented approximately 12% of the Company’s revenue. This high concentration was primarily related to licensing fees of $450,000 and $100,000 paid by those customers, respectively.

EMPLOYEES

As of the date of this filing we have 3 full time employees, 1 part-time employee, and we employ 3 to 5 sub-contractors and multiple consultants. Until we are under full production with some of our products we will continue to use sub-contractors and consultants which helps to keep our overall labor cost to a minimum. Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

AVAILABLE INFORMATION

Additional information is available on our website at www.flexpoint.com

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

ITEM 2.   PROPERTIES

We currently occupy approximately 12,548 square feet of office and manufacturing space from F.G.B.P. LLC. The building is located in a business park in Draper, Utah which consists primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.  The lease is a month-to-month lease with a 90 day termination clause and includes a basic lease payment as well as an additional component for building costs and taxes. The basic lease rate for Year 1 is $12,000 a month; with a 3% increase each year. With the basic and additional component the Company expects to pay a total lease payment of approximately $14,635 per month in 2020.

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

HOLDERS

As of March 30, 2019 we had approximately 480 stockholders of record of our common stock, which does not include “street accounts” of securities brokers.   Our transfer agent is Standard Registrar & Transfer Co., Inc., located in Salt Lake City, Utah.

INCREASE OF AUTHORIZED

On October 11, 2019 the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to increase the authorized shares of common stock with the State of Delaware from One Hundred Million (100,000,000) to Two Hundred Million (200,000,000).

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

RECENT SALES OF UNREGISTERED SECURITIES

On May 27, 2019, the Board of Directors approved the conversion of two convertible notes.  Note 1 was a note to Empire Fund Managers for $150,000 plus $68,300 in accrued interest. This note was converted for a total of 3,650,000 shares of restricted stock.  Note 2 was a note to Compass Equity Partners for $150,000 and $42,274 in accrued interest. This note was converted for a total of 3,200,000 shares of restricted stock.  All shares were privately issued with a restrictive legend in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a company engaged principally in improving its unique sensor technology, expanding its suite of products, developing new sensor applications, obtaining financing and seeking long-term sustainable manufacturing contracts. Licensing agreements and royalty agreements..  Our operations have not yet commenced to a commercially sustainable level and include designing, engineering, manufacturing, licensing and selling sensor technology and products featuring our Bend Sensor® technology and equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

Currently our revenue is primarily from design contract, testing and production services for prototypes and samples and recurring business, and is not to a level to support our operations.  However, we believe, based upon current orders and projected orders over the next twelve months, that we could be producing sensors under long-term contracts that will help support our existing operations and potential future growth. Management recognizes such contracts usually go through a long negotiation process and there can be no guarantee that we will be successful in our negotiations or that such contracts will be sufficient to support our current operations in the near future.

For the past twelve months we have relied on the proceeds of convertible loans from existing shareholders, proceeds from sales and from licensing agreements.  During 2019 and 2018, the Company secured financing to fund its operations by issuing additional convertible notes to Capital Communications LLC, First Equity Holdings and officers, the balances of which were $890,000 and $1,090,000 as of December 31, 2019 and 2018, net of $300,000 in notes converted to shares of restricted common stock in 2019. The notes have an annual interest rate of 10% and default rate of 15%, have various maturity dates, and are secured by the Company’s business assets.

Management believes that our current cash burn rate is approximately $60,000 per month and that proceeds from additional convertible notes and estimated revenues for engineering design and prototype products will be sufficient to fund the next twelve months of operations.  Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our current purchase orders and anticipated purchase orders over the next twelve months our projected revenues by the end of 2020 are anticipated to cover our projected operating expenses, based on our current burn rate. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will meet the volumes that we anticipate.

It is also possible that in the short term we may have to continue to issue common stock to pay for services and agreements rather than use our limited cash resources.  Any issuance of common stock will likely be pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2019 consist of total current liabilities of $2,726,795, which includes $930,000 in convertible notes.

We currently occupy approximately 12,548 square feet of office and manufacturing space from F.G.B.P. LLC. The building is located in a business park in Draper, Utah which consists primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.  The lease is a month-to-month lease with a 90 day termination clause and includes a basic lease payment as well as an additional component for building costs and taxes. The basic lease rate for year one is $12,000 a month; it increases 3% per year thereafter. With the basic and additional component the Company expects to pay a total lease payment of approximately $14,635 per month in 2020.

Our total current liabilities include accounts payable of $179,844 related to normal operating expenses, including health insurance, utilities, production supplies, legal expenses and travel expense.  Accrued liabilities at December 31, 2019, were $1,616,951 and were related to payroll tax liabilities, tax expenses,  accrued interest, investor relations consulting, and accrued Paid Time Off, a combination vacation-sick leave policy, and amounts due to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its former subsidiaries, Sensitron, Inc. and Flexpoint International, LLC, and should be read in conjunction with our audited financial statements for the years ended December 31, 2019 and 2018.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS
	For the year ended	For the year ended
	December 31, 2019	December 31, 2018
Engineering, contract, licensing and testing revenue	$ 833,036	$ 267,766
Total operating costs and expenses	(890,108)	(1,028,154)
Net other income (expense)	(517,986)	(145,706)
Net loss	(575,058)	(906,094)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Our revenue for 2019 increased $565,270 as compared to 2018.  The increase resulted from license fees of $550,000 received in 2019.  No license fees were received in 2018.  The remainder of our revenue was primarily derived from the manufacturing of sensors for the wearable and toy industries, design and development engineering, prototype products and sales of our fully integrated products. Revenue from research and development engineering and prototype product contracts is generally recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer. Management anticipates that revenue will increase as we continue to provide engineering services and our customers continue to order more frequently and in larger quantities.

Total operating costs and expenses were $890,108 in 2019 compared to $1,028,154 in 2018. As we work to commercialize products and establish distribution channels we are also working to bring greater efficiencies and cost reductions to our operations.  Accordingly, administrative and marketing expenses decreased by $107,737 for 2019 compared to 2018 as we reduced our staff and worked to reduce our other operating expenses. Amortization of patents and proprietary technology expense decreased in 2019 as all of the intellectual property became fully amortized.

Total other expense for the year ending December 31, 2019 was $517,986 compared to $145,706 in 2018.  Other expense is comprised primarily of interest expense of $283,975 in 2019, compared to interest expense of $316,980 in 2018.  In 2019 we recognized a loss on derivative liabilities of $383,743, compared to a $171,227 gain on derivative liabilities recognized in 2018.  Also, in 2019 we recognized a $147,645 gain on extinguishment of debt, which was comprised of a $57,320 gain realized on the settlement of lease liabilities and a gain of $90,325 realized in the conversion on convertible notes and accrued interest to shares of restricted common stock.

As we continued to mature into a manufacturing company our engineering design and production revenues increased.  As we expand and sell our existing suite of products, and as we grow the relationship with our customers, we expect this trend to continue in the future. We are not able to guarantee that our operating losses will be reduced in the short term.  The chart below presents a summary of our consolidated balance sheets at December 31, 2019 and 2018.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended December 31, 2019	Year ended December 31, 2018
Cash and cash equivalents	$ 170,004	$ 17,798
Total current assets	222,992	46,402
Total assets	5,130,149	4,972,498
Total liabilities	2,945,308	3,306,614
Accumulated deficit	(28,787,605)	(28,212,547)
Total stockholder’s equity	$ 2,184,841	$ 1,665,884

Cash and cash equivalents increased by $152,206 in 2019 compared to 2018. The cash increase in 2019 is attributable to the $550,000 received under license fee agreements. Until such time as our revenue increases, cash to fund our operations will be our most critical factor. As we expand our customer base and product offerings we will need to raise additional operating capital during 2020. It is expected that this will be accomplished by securing additional loans from related parties and existing shareholders, through the private placement of stock, or through the licensing of our technology. We anticipate that we will need to raise approximately $500,000 to $800,000 in funding to support our existing operations and our anticipated growth during 2020.

Our current assets increased to $222,992 during the year ending December 31, 2019 compared to $46,402 during the same period in 2018. This increase is primarily due to increases in cash.  The decrease in our non-current assets at December 31, 2019 compared to 2018 is due to the amortization associated with our long-lived assets. These assets include property and equipment, patents and proprietary technology.

Accrued liabilities increased at December 31, 2019 by $247,005 when compared to December 31, 2018. The increase is primarily due to the accrual of interest expense related to notes payable and accrued consulting fees. Total liabilities decreased by $361,306 at December 31, 2019 as the result of the conversion of $300,000 of convertible notes and $110,574 of accrued interest into shares of restricted common stock in 2019.

TRANSACTIONS WITH RELATED PARTIES

At December 31, 2019 and 2018, the Company had accounts payable of $2,197 and $20,000 to its Chief Executive Officer for reimbursement of various operating expenses paid by him and a loan which he made the Company.

Between July 1, 2016 and August 28, 2018, the Company issued promissory notes totaling $125,000 to officers of the Company. Additionally, On July 12, 2017 two officers assumed responsibility for $54,513 of debt owed by the Company.  The officers are making payments against those debts until such time that the obligation is paid in full, or until the Company is able to make the payments on its own behalf.

At December 31, 2018 there are related party convertible notes outstanding with principal balances of $147,257 and $32,257 which are due to the CEO and the Chairman of the Board of the Company, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $65,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties has a maturity date of March 31, 2021.

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

During 2019, the Company and the Company’s CEO and the Chairman of the Board agreed to convert $17,000 and $22,000, respectively, of accounts payable into convertible debt bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. At December 31, 2019 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to the CEO and the Chairman of the Board of the Company, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties has a maturity date of March 31, 2021.

The Company filed an amendment to our Articles of Incorporation whereby the shareholders approved an increase in the number of shares of common stock authorized.  With the filing of the amendment the Company now has sufficient authorized shares to convert all convertible notes and stock options and therefore no longer needs to treat those financial instruments as derivatives. The notes are secured by the business equipment of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We annually test long-lived assets for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2019 or the twelve months ended December 31, 2018. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation.  The pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2019 and 2018 we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options that will be recognized based upon the current grants issued.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flexpoint Sensor Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. (“the Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

March 30, 2020

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$ 170,004	$ 17,798
Accounts receivable, net of allowance of $114,991 and $136,761	26,471	16,153
Deposits and prepaid expenses	26,517	12,451
Total Current Assets	222,992	46,402
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $593,484 and $591,246	3,690	6,344
Patents and Proprietary Technology, net of accumulated
amortization of $974,045 and $957,760	-	16,285
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,130,149	$ 4,972,498

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 177,647	$ 354,422
Accounts payable - related party	2,197	20,000
Accrued liabilities	1,616,951	1,369,946
Convertible notes payable, net of discount of $-0- and $27,092	930,000	1,102,908
Derivative Liabilities	-	284,857
Total Current Liabilities	2,726,795	3,132,133
Long-term Liabilities
Convertible notes payable to related party, net of discount of
$-0- and $5,032	218,513	174,481
Total Liabilities	2,945,308	3,306,614
Commitments and contingencies	-	-
Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 200,000,000 shares authorized;
99,713,464 shares and 92,863,464 shares issued and outstanding, respectively	99,713	92,863
Additional paid-in capital	30,872,733	29,785,568
Accumulated deficit	(28,787,605)	(28,212,547)
Total Stockholders' Equity	2,184,841	1,665,884
Total Liabilities and Stockholders' Equity	$ 5,130,149	$ 4,972,498

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2019	2018

Engineering, Contract and Testing Revenue	$ 283,036	$ 267,766
Licensing Fees Revenue	550,000	-
Total Revenue	833,036	267,766

Operating Costs and Expenses
Amortization of patents and proprietary technology	16,285	32,010
Cost of revenue	63,484	37,257
Administrative and marketing expense	538,959	646,696
Research and development expense	271,380	312,191
Total Operating Costs and Expenses	890,108	1,028,154

Loss from operations	(57,072)	(760,388)
Other Income (Expense)
Interest expense	(283,975)	(316,980)
Interest income	2,087	47
Gain on extinguishment of debt	147,645	-
Gain (Loss) on change in fair value of derivative liabilities	(383,743)	171,227
Net Other Income (Expense)	(517,986)	(145,706)

Net Loss	$ (575,058)	$ (906,094)

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	96,954,697	92,863,464

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2018 and 2019

	Common	Stock	Additional		Total
			Paid-in	Accumulated	Stockholder
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2017	92,863,464	$ 92,863	$ 29,785,568	$ (27,306,453)	$ 2,571,978

Beneficial conversion feature	-	-	-	-	-
Net loss	-	-	-	(906,094)	(906,094)

Balance – December 31, 2018	92,863,464	92,863	29,785,568	(28,212,547)	1,665,884

Conversion of notes payable to common stock	6,850,000	6,850	332,237	-	339,087

Declassification of derivative liabilities	-	-	754,928	-	754,928

Net loss	-	-	-	(575,058)	(575,058)

Balance - December 31, 2019	99,713,464	$ 99,713	$ 30,872,733	$ (28,787,605)	$ 2,184,841

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$ (575,058)	$ (906,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,239	2,239
Amortization of patents and proprietary technology	16,285	32,010
Amortization of discount on note payable	118,452	166,365
Gain on extinguishment of debt	(147,645)	-
Loss on forgiveness of convertible notes payable	-	-
Change in fair value of derivative liabilities	383,743	(171,227)
Changes in operating assets and liabilities:
Accounts receivable	(10,318)	31,101
Deposits and prepaid expense	(14,066)	(2,307)
Accounts payable	(116,060)	126,742
Accounts payable – related party	19,000	20,000
Accrued liabilities	375,634	411,137
Net Cash Provided by (Used in) Operating Activities	52,206	(290,034)
Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities:
Proceeds from borrowings under convertible note payable	100,000	250,000
Proceeds from borrowings under convertible note payable – related party	-	45,000
Net Cash Provided by Financing Activities	100,000	295,000
Net Change in Cash and Cash Equivalents	152,206	4,966
Cash and Cash Equivalents at Beginning of Period	17,798	12,832
Cash and Cash Equivalents at End of Period	$ 170,004	$ 17,798
Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
Supplemental Disclosure on Noncash Investing and Financing Activities
Convertible notes payable forgiven	$ -	$ -
Recognition of discounts on convertible notes payable	$ 86,327	$ 92,404
Conversion of note payable and accrued interest to common stock	$ 410,574	$ -
Declassification of derivative liability	$ 754,928	$ -
Conversion of due to related party to convertible note	$ 39,000	$ 20 ,000

The accompanying notes are an integral part of these consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, entering into licensing agreements, production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing, licensing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2019 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are generally recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $114,991 and $136,761 in the years ended December 31, 2019 and 2018, respectively.

Inventories – The Company does not currently have inventory.  However, as production levels increase inventories will be carried on the balance sheet.  Inventories will be stated at the lower of cost or market or net realizable value. Cost is determined by using the first in, first out (FIFO) method.

Going Concern– The Company suffered losses of $575,058 and $906,094 during the years ended December 31, 2019 and 2018, respectively.  At December 31, 2019, the Company had an accumulated deficit of $28,787,605.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2019 the Company raised $5,834,278, which includes $100,000 raised in 2019, in additional capital, including accrued interest, through the issuance of long and short-term notes to related and other parties. All of the notes had an annual interest rate of 8% or 15% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $0.05 to $0.20 per share with maturity dates of December 31, 2018 through March 31, 2021.

In May 2019, $300,000 in convertible notes and $129,412 in accrued interest were converted into 6,850,000 shares of restricted common stock at an average conversion price of approximately $0.06 per share.  The conversion resulted in a $90,792 gain recognized on the extinguishment of the debt.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the year ended December 31, 2019.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the year ended December 31, 2019.

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

As the Company consists of only one reporting unit, and is publicly traded, management estimates the fair value of its reporting unit utilizing the Company’s market capitalization, multiplying the number of actual shares outstanding by the  market price on December 31, as reflected on NASDAQ National Market.

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

Following are the five steps of revenue recognition to be considered in determining the recognition of revenue:

Identify the contract with the customer.  A contract with a customer exists when: i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the good to be transferred or the services to be provided and identifies the payment terms related to these goods or services; (ii) the contract has commercial substance and (iii) we determine that collection of substantially all consideration for goods transferred or services rendered is probable based on the customer’s intent and ability to pay the promised consideration.  We do not have significant costs to obtain contracts with customers.

Identify the performance obligations in the contract.  Generally, our contracts with customers do not include multiple performance obligations to be completed or a period of time.  Our performance obligations generally relate to delivering specialized sensors to a customer, subject to the shipping terms of the contract.  Limited warranties are provided, under which we typically accept returns and provide either replacement sensors or refunds.  We do not have significant returns. We do not offer extended warranty or service plans.

Determine the transaction price.  Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured.  Our contracts do not typically contain a financing component, except possibly in a licensing agreement.  Revenue is recorded at the contract sales price.  Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Allocate the transaction price to performance obligations in the contract.  We typically do not have multiple performance obligations in our contracts with customers.  As such, we generally recognize revenue upon transfer of the product to the customer’s control at contractually stated pricing.

Recognize revenue when or as we satisfy a performance obligation.  We generally satisfy performance obligations at a point in time upon either shipment or delivery of goods or upon completion of all services detailed in the contract, in accordance with the terms of each contract with the customer.  We do not have significant service revenue.

A part of our customer base is made up of international customers.  The table below allocates revenue between domestic and international customers.  The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

	December 31,			December 31,
		2019			2018
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$674,911	-	674,911	$92,470	-	92,470
International	158,125	-	158,125	175,296	-	175,296
	$833,036	-	833,036	$267,766	-	267,766

Components	$135,262	-	135,262	$243,091	-	243,091
Engineering Services	147,774	-	147,774	24,675	-	24,675
Licensing fees	550,000	-	550,000	-		-
	$833,036	-	833,036	$267,766		267,766

Stock-Based Compensation – The Company, in accordance with ASC 718, Compensation – Stock Compensation, records all share-based payments to employees at the grant-date fair value of the equity instruments issued. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company uses the closing price of the stock, as quoted by NASDAQ, on the date of the grant.  The Company believes this pricing method provides the best estimate of the fair value of the consideration given.  Compensation cost is recognized over the requisite service period.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2019 and 2018, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 24,031,902 and 26,064,935, respectively, of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represents a significant portion of revenue, accounts receivable and notes receivable.  During the year ended December 31, 2019, two customers represented 88% of sales and two other customers represented 92% of accounts receivable.  A customer who is utilizing our technology for commercialization in shoes represented 80% of accounts receivable at December 31, 2019. The Company has a strong relationship with these customers and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board Accounting Codification (ASC) 740: Income Taxes.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized

Recent Accounting Pronouncements – In December 2019, the Financial Standards Accounting Board (“FASB”) issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” which intended to simplify various aspects related to accounting for income taxes.  ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740.  The effective date will be the first quarter of fiscal year 2021 and early adoption is permitted.  Adoption is not expected to have a material effect on the Company’s condensed financial statements and statements of operations.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees”. The amendments to ASU 2018 - 07 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers”. The Company believes the adoption of ASU 2018-07 will have no impact on its condensed consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test and replaces the qualitative assessment. Impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. Under this revised guidance, failing Step 1 will always result in a goodwill impairment. The amendments in this update should be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. The Company early adopted ASU 2018-07 on January 1, 2019. The Company’s adoption of ASU 2018-07 has had no impact on its condensed consolidated financial statements or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard became effective for the first annual reporting period beginning after December 15, 2018. We adopted this standard on January 1, 2019. The Company’s adoption of ASU 2016-02 has had no impact on its condensed consolidated financial statements or disclosures.

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

NOTE 2 – DERIVATIVE INSTRUMENTS

The derivative liability as of December 31, 2019, in the amount of $0 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2019 and 2018:

Total
Balance, December 31, 2017	$ 363.680
Recognition of derivative liabilities upon initial valuation	92,404
Change in fair value of derivative liabilities	(171,227)
Conversions of derivative liabilities into equity instruments	-
Balance, December 31, 2018	284,857
Recognition of derivative liabilities upon initial valuation	86,328
Change in fair value of derivative liabilities	383,743
Declassification of derivative liability	(754,928)
Balance, December 31, 2019	$ -

During the year ended 2018 and 2019, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments,  in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle all convertible instruments The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

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

The Company filed an amendment to its Articles of Incorporation during the fourth quarter of 2019, increasing the number of shares authorized, which authorization was approved by a vote of its shareholders.  The increased number of authorized shares would enable all convertible notes and stock options to be converted.  Therefore the treatment of these financial instruments as derivatives is no longer required.

Liabilities measured at fair value on a recurring basis are summarized for the years ended December 31, 2019 and 2018 as follows:

2019:	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	-	-
Total – December 31, 2019	$-	$-	$-	$-

2018:	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	284,857	284,857
Total – December 31, 2018	$-	$-	$284,857	$284,857

NOTE 3 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $2,239 and $2,239 for the years ended December 31, 2019 and 2018, respectively and is included in the administrative and marketing expense on the statement of operations.   No impairment was recognized during the twelve months ended December 31, 2019. Property and equipment at December 31, 2019 and 2018 consisted of the following:

Property and Equipment
December 31,	2019	2018

Machinery and equipment	$ 543,249	$ 543,249
Office equipment	40,455	40,455
Furniture and fixtures	13,470	13,470

Total Property and Equipment	597,174	597,174

Less: Accumulated depreciation	(593,484)	(591,246)

Net Property and Equipment	$ 3,690	$ 6,344

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2019 and 2018 were as follows:

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 174,963	$ 174,963	$ -
Proprietary Technology	799,082	799,082	-
Total Amortizing Asset	$ 974,045	$ 974,045	$ -

December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 174,963	$ 169,284	$ 5,679
Proprietary Technology	799,082	788,476	10,606
Total Amortizing Asset	$ 974,045	$ 957,760	$ 16,285

Patent amortization was $5,679 and $6,349 for the year ended December 31, 2019 and 2018, respectively. Amortization related to proprietary technology was $10,606 and $25,661 for the years ended December 31, 2019 and 2018.  Patent and proprietary technology amortization is charged to operations.

There will be no amortization expense for each of the next three years, as the patents became fully amortized in 2019.

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

As the Company consists of only one reporting unit, and is publicly traded, management estimates the fair value of its reporting unit utilizing the Company’s market capitalization, multiplying the number of actual shares outstanding by the  market price on December 31, as reflected on NASDAQ National Market.

NOTE 5 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2019 and 2018 respectively.  The components of the net deferred tax asset as of December 31, 2019 and 2018, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2019	2018
Operating loss carry forwards	$ 8,324,819	$ 8,603,408
Origination and amortization of interest on convertible notes	743,183	741,391
Allowance for doubtful accounts	123,845	99,697
Change in derivative liabilities	107,270	59,487
Options issued for services	653,545	653,545
Total Deferred Tax Assets	$ 9,952,662	$ 10,157,528
Valuation allowance	(9,952,662)	(10,157,528)
Net Deferred Tax Asset	$ --	$ --

Federal and state net operating loss carry forwards at December 31, 2019 and 2018 were $21,858,412 and $23,185,028, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards begin to expire in 2020.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act.  The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2019 and 2018, respectively:

For the Years Ended December 31,	2019	2018
Tax at statutory rate (21%)	$ (120,762)	$ (308,072)
Options issued for services	-	-
Origination and amortization of interest on convertible notes	315,383	408,329
Allowance for doubtful accounts	24,148	23,160
Change in derivative liabilities	59,820	26,800
Change in valuation allowance	(278,589)	(150,217)
Provision for Income Taxes	$ --	$ --

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2019, and 2018, the Company did not recognized any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance sheet at December 31, 2019 and 2018 relating to unrecognized benefits.

The tax years 2019, 2018, 2017 and 2016 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”).  The Act reduces the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017.  ASC 470 requires the Company to re-measure the existing net deferred tax asset in the period of enactment.  The Act also provides for immediate expensing of 100% or the costs of qualified property that is incurred and placed in service during the period from September 27, 2017 to December 31, 2022.  Beginning January 1, 2023, the immediate expensing provision is phased down by 20% per year until it is completely phased out as of January 1, 2027.  Additionally, effective January 1, 2018, the Act imposes possible limitations on the deductibility of interest expense.  As a result of the provisions of the Act, the Company’s deduction for interest expense could be limited in future years.  The effects of other provisions of the Act are not expected to have a material impact on the Company’s financial statements.

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable – Third Parties

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

On December 31, 2019 there are notes outstanding with principal balances of $890,000.  Of the notes, $640,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.07 per share, $150,000 are convertible notes bearing 10% annual interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.06 per share, and 100,000 bear 10% annual interest and are convertible into shares of common stock at the rate of $0.05 per share.

The remaining $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director.  That note was due on December 31, 2015, and bears a default interest rate of 10% and is convertible at $0.20 per share.

The Company recorded interest expense of $148,171 related to these notes during the year ended December 31, 2019.

Convertible Note Payable Related Parties

Between July 1, 2016 and August 28, 2018, the Company issued promissory notes totaling $125,000 to officers of the Company. Additionally, on July 12, 2017 two officers assumed responsibility for $54,513 of debt owed by the Company.  The officers are making payments against those debts until such time that the obligation is paid in full, or until the Company is able to make the payments on its own behalf.

At December 31, 2018 there are related party convertible notes outstanding with principal balances of $147,257 and $32,257 which are due to the CEO and the Chairman of the Board of the Company, respectively.  Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $65,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties have a maturity date of March 31, 2021.

.

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

During 2019, the Company and the Company’s CEO and the Chairman of the Board agreed to convert $17,000 and $22,000, respectively, of accounts payable into convertible debt bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. At December 31, 2019 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to the CEO and the Chairman of the Board of the Company, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties has a maturity date of March 31, 2021.

The Company filed an amendment to their Articles of Incorporation whereby the shareholders approved an increase in the number of shares of common stock authorized.  With the filing of the amendment the Company now has sufficient authorized shares to convert all convertible notes and stock options and therefore no longer needs to treat those financial instruments as derivatives.

NOTE 7 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 200,000,000 shares of common stock with a par value of $0.001 per share authorized. During the year ended December 31, 2019, there were 6,850,000 shares of common stock issued.  During the year ended December 31, 2018, there were no shares of common stock issued.

On May 27, 2019, the Board of Directors approved the conversion of two convertible notes.  Note 1 was a note to Empire Fund Managers for $150,000 plus $68,300 in accrued interest. This note was converted for a total of 3,650,000 shares of restricted stock.  Note 2 was a note to Compass Equity Partners for $150,000 and $42,274 in accrued interest. This note was converted for a total of 3,200,000 shares of restricted stock.   The Company recorded a gain on extinguishment of $90,352 on this transaction.

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

Between August 25, 2005 and August 25, 2019, the Company granted options to employees to purchase an aggregate 3,096,000 shares of common stock at exercise prices ranging from $0.15 to $2.07 per share.  The options all vested by December 31, 2017 and expire 10 years from the date of grant.

As of the years ended December 31, 2005 through 2019, the Company recognized a total of $2,443,768 of stock-based compensation expense, which includes charges of $0 in 2019 and $9 in 2018, leaving $0 in unrecognized expense as of December 31, 2019. There were 2,185,000 and 2,185,000 employee stock options outstanding at December 31, 2019 and 2018, respectively.

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2019, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.17	6.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.17	5.65	$ --
Exercisable at the end of Period	2,185,000	$ 0.17	5.65	$ --

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2018, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.17	7.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.17	6.65	$ --
Exercisable at the end of Period	2,185,000	$ 0.17	6.65	$ --

NOTE 10 –COMMITMENTS AND CONTINGENCIES

The Company currently occupies approximately 12,548 square feet of office and manufacturing space from F.G.B.P. LLC. The building is located in a business park in Draper, Utah which consists primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.  The Company entered into a new lease in 2019 for this facility.  In consideration for signing the lease, F.G.B.P forgave unpaid lease payments in the amount of $57,320, which the Company recorded as a gain on extinguishment of debt.  The lease entered into is a month to month lease with a 90 day termination clause and includes a basic lease payment as well as an additional component for building costs and taxes. The basic lease rate for Year 1 is $12,000 a month; it increases 3% each year thereafter. With the basic and additional component the Company expects to pay a total lease payment of approximately $14,635 per month in 2020.

The Company evaluated the lease under the new lease accounting standard and determined that it was a short-term lease due the month to month provision and the 90 day notice of termination clause.

NOTE 11 – RELATED PARTY TRANSACTIONS

At December 31, 2019 and 2018, the Company had accounts payable of $2,197 and $20,000 to its Chief Executive Officer for reimbursement of various operating expenses paid by him and a loan which he made the Company.

Between July 1, 2016 and August 28, 2018, the Company issued promissory notes totaling $125,000 to officers of the Company. Additionally, On July 12, 2017 two officers assumed responsibility for $54,513 of debt owed by the Company.  The officers are making payments against those debts until such time that the obligation is paid in full, or until the Company is able to make the payments on its own behalf.

At December 31, 2018 there are related party convertible notes outstanding with principal balances of $147,257 and $32,257 which are due to the CEO and the Chairman of the Board of the Company, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $65,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties have a maturity date of March 31, 2021.

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

During 2019, the Company and the Company’s CEO and the Chairman of the Board agreed to convert $17,000 and $22,000, respectively, of accounts payable into convertible debt bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. At December 31, 2019 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to the CEO and the Chairman of the Board of the Company, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties has a maturity date of March 31, 2021.

The Company filed an amendment to their Articles of Incorporation whereby the shareholders approved an increase in the number of shares of common stock authorized.  With the filing of the amendment the Company now has sufficient authorized shares to convert all convertible notes and stock options and therefore no longer needs to treat those financial instruments as derivatives. The notes are secured by the business equipment of the Company.

NOTE 12 - SUBSEQUENT EVENTS

None.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with accountants on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who also acts as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the period December 31, 2019 for the reasons discussed below.

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

Our Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework - 2013.  Based on this evaluation, our Chief Executive Officer concluded that as of the end of the fiscal year December 31, 2019, our internal control over financial reporting was not effective at that reasonable assurance level.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general. We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are listed below, with their respective ages, positions and biographical information.  Our bylaws provide that the directors shall be divided into three classes.  A class of directors shall be elected for a one-year term, a class of directors for a two-year term and a class of directors for a three-year term.  At each succeeding annual meeting of stockholders, successors to the class of directors whose term expires at that meeting shall be elected for a three-year term.  On December 28, 2018 our shareholders elected John A. Sindt for a three-year term and Clark M. Mower for a two-year term.  We currently have a vacancy in the one-year term.  Our executive officers are chosen by our board of directors and serve at its discretion. There are no family relationships between or among any of our directors and executive officers.

Name	Age	Position Held	Director Term of Office
Clark M. Mower	73	President, CEO and Director	From December 2018 to December 2020
John A. Sindt	75	Chairman of the Board	From December 2018 to December 2021

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

John A. Sindt  --  Mr. Sindt has served as a director of the Company since 1999 and in December 2018 he was elected to serve a three year term.  He served as President and Chief Executive and Financial Officer from 2001 to 2004.  He served as Secretary/Treasurer from January 2005 through July 2005.  Mr. Sindt also served as the Chairman of the Board of Sensitron, one of our former subsidiaries.  He was employed from 1965 to late 2019 as a Salt Lake County, Utah Constable. He has also served as President, Corporate Secretary and Director for the National Constables Association.

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

12184 S. Business Park Drive, Suite C

Draper, Utah 84020

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

The following table shows the compensation paid to our Chief Executive Officer, Principal Financial Officer, and our most highly compensated executive officer for the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO, PFO and Director	2019 2018	$ 72,000 $ 72,000	$ 0 $0	$ 0 $ 0	$ 72,000 $ 72,000

(1)

 Represents value of options granted computed in accordance with FASB ASC Topic 718.

Because the Company did not meet its projected revenues during the year ending December 31, 2014, Mr. Mower continued to voluntarily take a reduced salary through the end of 2019.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to our named executive officers as of December 31, 2019.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2019.  This chart also includes individual compensation arrangements described below.

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

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 99,713,464 shares of common stock outstanding as of March 30, 2020, plus an aggregate of 1,300,000 shares which the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
First Equity Holdings Corp. First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, Utah 84106	5,985,858 (1)	6.0

(1)

Includes 743,000 shares held by an officer of First Equity Holdings Corp.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Clark M. Mower	1,989,100 (1)	2.0
John A. Sindt	1,430,838 (2)	1.4

Directors and officers as a group	3,419,938	3.4

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

At December 31, 2019 and 2018, the Company had accounts payable of $2,197 and $20,000 to Clark Mower, Chief Executive Officer, for reimbursement of various operating expenses paid by him and a loan which he made the Company.

Between July 1, 2016 and August 28, 2018, the Company issued promissory notes totaling $125,000 to Mr. Mower and John Sindt, out director. Additionally, on July 12, 2017 Messrs. Mower and Sindt assumed responsibility for $54,513 of debt owed by the Company.  The officers are making payments against those debts until such time that the obligation is paid in full, or until the Company is able to make the payments on its own behalf.

At December 31, 2018 there are related party convertible notes outstanding with principal balances of $147,257 and $32,257 which are due to Mr. Mower and John Sindt, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $65,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties has a maturity date of March 31, 2021.

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

During 2019, the Company and Mr. Mower and Mr. Sindt agreed to convert $17,000 and $22,000, respectively, of accounts payable into convertible debt bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. At December 31, 2019 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to Mr. Mower and Mr. Sindt, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties have a maturity date of March 31, 2021.

The Company filed an amendment to their Articles of Incorporation whereby the shareholders approved an increase in the number of shares of common stock authorized.  With the filing of the amendment the Company now has sufficient authorized shares to convert all convertible notes and stock options and therefore no longer needs to treat those financial instruments as derivatives. The notes are secured by the business equipment of the Company.

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

	2019	2018
Audit fees	$27,116	$27,500
Audit-related fees	0	0
Tax rel Tax fees	0	0
All oth All other fees	0	0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The audited financial statements of Flexpoint Sensor Systems, Inc. are included in this report under Item 8 on pages 18 to 35.

(a)(2)   Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)  Exhibits

The following documents have been filed as part of this report

No.	Description
3(i).1	Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)
3(i).2	Certificate of Amendment to Flexpoint Certificate of Incorporation, dated October 11, 2019 (Incorporated by reference to exhibit 3(i).2 of Form 8-K, filed October 15, 2019)
3(ii)	Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
4.6	Description of Securities
10.1	Office Building Lease between Flexpoint Sensor Systems and FGBP, LLC, dated December 9, 2019.
10.2	Exclusive License Agreement between Flexpoint Sensor Systems and subVo, LLC, dated June 19, 2019 (Incorporated by reference to exhibit 10.2 of Form 10-Q, filed August 14, 2019)
10.3	Form of Notice of Stock Option Grant, dated August 24, 2015 (Incorporated by reference to exhibit 10.4 of Form 10-K, filed April 14, 2016)
20.2	Audit Committee Charter (Incorporated by reference to Schedule 14A, filed October 27, 2005)
31.1	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date:  March 30, 2020

By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 30, 2020

 /s/ Clark M. Mower

Clark M. Mower

President

Chief Executive Officer

Principal Financial Officer

Director

Date:  March 30, 2020

 /s/ John A. Sindt

John A. Sindt

Chairman of the Board