Form 10-Q
period 2020-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2020-05-15
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2020

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

Yes [  ]   No [X]

The number of shares outstanding of the registrant’s common stock was 99,713,464 as of May 14, 2020.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2020 (Unaudited) and	5
	December 31, 2019

	Condensed Consolidated Statements of Operations for the Three Months	6
	Ended March 31, 2020 and 2019 (Unaudited)

	Condensed Consolidated Statement of Stockholders’ Equity for the Three	7
	Months Ended March 31, 2020 and 2019 (Unaudited)

	Condensed Consolidated Statements of Cash Flows for the Three Months	8
	Ended March 31, 2020 and 2019 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	20

Item 4.	Controls and Procedures	20

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults upon Senior Securities	21

Item 4	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2020, the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2020 and 2019 and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2019 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on March 30, 2020.  The results of operations for the three months ended March 31, 2020 and 2019, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$ 39,963	$ 170,004
Accounts receivable, net of allowance for bad debts of $114,991 and $114,991	24,037	26,471
Deposits and prepaid expenses	21,914	26,517
Total Current Assets	85,914	222,992
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $594,044 and $593,484	3,130	3,690
Goodwill	4,896,917	4,896,917
Total Assets	$ 4,992,511	$ 5,130,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 196,937	$ 177,647
Accounts payable – related party	-	2,197
Accrued liabilities	1,716,883	1,616,951
Convertible notes payable, net of discount of $-0- and $-0-	930,000	930,000
Convertible notes payable to related party, net of discount of $-0- and $-0-	218,513	-
Total Current Liabilities	3,062,333	2,726,795
Long-term Liabilities
Convertible notes payable to related party, net of discount of $-0- and $-0-	-	218,513
Total Liabilities	3,062,333	2,945,308

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 200,000,000 shares authorized;
99,713,464 shares issued and outstanding,	99,713	99,713
Additional paid-in capital	30,872,733	30,872,733
Accumulated deficit	(29,042,268)	(28,787,605)
Total Stockholders' Equity	1,930,178	2,184,841
Total Liabilities and Stockholders' Equity	$ 4,992,511	$ 5,130,149

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2020	2019

Manufacturing, Design and Contract Revenue	$ 39,103	$ 64,595

Operating Costs and Expenses
Amortization of patents and proprietary technology	-	6,822
Cost of revenue	8,169	10,793
Administrative and marketing expense	170,391	123,926
Research and development expense	76,799	79,152

Total Operating Costs and Expenses	255,359	220,693

Loss from Operations	(216,256)	(156,098)

Other Income and Expenses
Interest expense	(38,639)	(76,199)
Interest income	232	12
Loss on change in fair value of derivative liabilities	-	(34,537)

Net Other Expense	(38,407)	(110,724)

Net Loss	$ (254,663)	$ (266,822)
Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	99,713,464	92,863,464

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020 and 2019

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholder
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	99,713,464	$ 99,713	$ 30,872,733	$(28,787,605)	$ 2,184,841

Net loss – three months ended March 31, 2020	-	-	-	(254,663)	(254,663)
Balance – March 31, 2020	99,713,464	$ 99,713	$ 30,872,733	$(29,042,268)	$ 1,930,178

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholder
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	92,863,464	$ 92,863	$ 29,785,568	$(28,212,547)	$ 1,665,884

Net loss – three months ended March 31, 2019	-	-	-	(266,822)	(266,822)
Balance – March 31, 2019	92,863,464	$ 92,863	$ 29,785,568	$(28,479,369)	$ 1,399,062

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$ (254,663)	$ (266,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patents and proprietary technology	-	6,822
Amortization of discount on note payable	-	31,324
Depreciation	560	560
Change in fair value of derivative liabilities	-	34,537
Changes in operating assets and liabilities:
Accounts receivable	2,434	(1,230)
Prepaid expenses and other assets	4,603	2,548
Accounts payable	19,290	9,098
Accounts payable – related parties	(2,197)	19,000
Accrued liabilities	99,932	105,513
Net Cash Used in Operating Activities	(130,041)	(58,650)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities:
Proceeds from borrowings under convertible note payable	-	50,000
Net Cash Provided by Financing Activities	-	50,000

Net Change in Cash and Cash Equivalents	(130,041)	(8,650)
Cash and Cash Equivalents at Beginning of Period	170,004	17,798
Cash and Cash Equivalents at End of Period	$ 39,963	$ 9,148

Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

Supplemental Disclosure on Noncash Investing and Financing Activities
Recognition of discounts on convertible notes payable	$ -	$ 17,758

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. for the year ended December 31, 2019 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2020. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through March 31, 2020, the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $114,991 and $114,991 in the periods ended March 31, 2020 and December 31, 2019, respectively.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the three-month period ended March 31, 2020 and during the year ended December 31, 2019.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the three-month period ended March 31, 2020 and during year ended December 31, 2019.

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

Revenue Recognition – On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”).  We have applied the new revenue standard to all contracts as of the date of the initial adoption.  The new revenue standard establishes five steps whereby a transaction is analyzed to determine if revenue has been earned and can be recognized.  The adoption of the new revenue standard did not have any effect on our financial statements.  The vast majority of our sales are made to order, for which orders we require a deposit of 50% of the value of the order.  That amount is put in a customer deposit account until the entire order has been manufactured and shipped.  At the ship date, the Company has no further obligations under the contract and the revenue from the sale is recognized.

A part of our customer base is made up of international customers.  The table below allocates revenue between domestic and international customers.  The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

Three months ended:	March 31,			March 31,
	2020			2019
	Long-term			Long-term
	Consumer			Consumer
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$27,333	-	27,333	$16,048	-	16,048
International	11,770	-	11,770	48,547	-	48,547
	$39,103	-	39,103	$64,595	-	64,595

Components	21,103	-	21,103	58,172	-	58,172
Engineering Services	18,000	-	18,000	6,423	-	6,423
Licensing fee	-	-	-	-	-	-
	$39,103	-	39,103	$64,595	-	64,595

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At March 31, 2020 and 2019 there were outstanding common share equivalents (options and convertible notes payable) which amounted to 24,614,260 and 27,732,874 of common stock, respectively. These common share equivalents were not included in the computation of diluted earnings per share for the three month periods ended March 31, 2020 and 2019 as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable.  During the three-month period ended March 31, 2020, two customers represented 56% of sales and two other customers represented 93% of accounts receivable.  The Company has a strong ongoing relationship with these customers with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

NOTE 2 – GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $29,042,268 at March 31, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management is seeking additional funding to provide operating capital for its operations until such time as revenues are sufficient to sustain our level of operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 3 – DERIVATIVE INSTRUMENTS

The Company had no derivative liability as of March 31, 2020 and December 31, 2019.

During prior years, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments, in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative to settle all convertible instruments.

The Company filed an amendment to its Articles of Incorporation during the fourth quarter of 2019, increasing the number of shares authorized, which authorization was approved by a vote of its shareholders.  The increased number of authorized shares would enable all convertible notes and stock options to be converted.  Therefore, the treatment of these financial instruments as derivatives is no longer required.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible Note Payable

At March 31, 2020, there are notes outstanding with principal balances which total $930,000. Of the notes, $890,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.05 to $0.07 per share.  $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director, at a rate of $0.20 per share.  That note was due on December 31, 2015, and bears a default interest rate of 10%.

Convertible Note Payable - Related Party

At March 31, 2020, there are notes outstanding with two directors of the Company with balances of $164,257 and $54,256, respectively.  The notes bear an 8% annual rate of interest with a 12% default rate, and are convertible into shares of restricted common stock. Of the notes, $114,513 is convertible into shares of restricted common stock at $0.07 per share and $104,000 of the notes are convertible at $0.06 per share.  All of these notes have a maturity date of March 31, 2021.

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

On August 24, 2015, the Board of Directors approved the issuance of options to purchase 2,185,000 shares of the Company’s common stock.  Of the total issued, 1,960,000 options were issued to replace options held by directors and employees, which were to expire, and 225,000 options were issued to new employees.  Of the options issued, 640,000 have an option price of $0.14 per share, 500,000 have an option price of $0.15 per share, 995,000 have an option price of $0.20 per share, and 50,000 have an option price of $0.25 per share.  Options issued as replacement shall have immediate vesting terms. Options which are not replacements shall vest over a two year four month period in equal installments on the last day of 2015, 2016 and 2017, respectively.

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

As of the years ended December 31, 2005 through 2019, the Company recognized a total of $2,443,768 of stock-based compensation expense, which includes charges of $0 in 2019 and $9 in 2018, leaving $0 in unrecognized expense as of December 31, 2019. There were 2,185,000 and 2,185,000 employee stock options outstanding at March 31, 2020 and December 31, 2019, respectively.

A summary of all employee options outstanding and exercisable under the plan as of March 31, 2020, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.17	5.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.17	5.41	$ --
Exercisable at the end of Period	2,185,000	$ 0.17	5.41	$ --

NOTE 6 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 200,000,000 shares of common stock with a par value of $0.001 per share authorized.  The Company issued no stock during the three months ended March 31, 2020.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company currently occupies approximately 12,548 square feet of office and manufacturing space from F.G.B.P. LLC.  The building is located in a business park in Draper, Utah that consists primarily of high tech manufacturing firms and is located adjacent to Utah’s main interstate highway.  The Company entered into a new lease in 2019 for this facility.  The lease entered into is a month-to-month lease with a 90-day termination clause and includes a basic lease payment as well as an additional component for building costs and taxes.  The basic lease rate for Year 1 is $12,000 a month; it increases 3% each year thereafter.  With the basic and additional component, the Company expects to pay a total lease payment of approximately $14,635 per month in 2020.  The Company evaluated the lease under the new lease accounting standard and determined that it was a short-term lease due to the month-to-month provision and the 90-day notice of termination clause.

NOTE 8 – RELATED PARTY TRANSACTIONS

At March 31, 2020, there was no amount payable to related parties.  At December 31, 2019, the Company had amounts of $2,197 payable to its Chief Executive Officer for expense reports which had been submitted for payment but were unpaid at December 31, 2019.

In May 2019, the Company converted the amounts payable to officers to convertible notes in the amounts of $22,000 and $17,000.  The notes bear interest at the rate of 8% per annum with a default rate of 12%, are convertible into shares of common stock at $0.06 per share, and have a maturity date of March 31, 2021.

At March 31, 2020 and December 31, 2019, the Company had outstanding notes payable to officer in the amount of $164,257 and outstanding notes payable to a director in the amount of $54,256.

NOTE 9 – SUBSEQUENT EVENTS

The Company applied for and received a SBA loan under the Paycheck Protection Program in the amount of $59,500.

The majority of non-essential businesses are still closed or operating on a limited basis.  It is therefore anticipated that revenue will continue to be negatively impacted through at minimum the second quarter of 2020.  Our ability to generate revenue will be dependent upon the pace at which businesses are allowed to resume operations.

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

The recent COVID 19 Pandemic (“the Pandemic”) has had a dramatic effect on our business as well as the business of our customers.  The wide ranging effects on the World Wide business market has led to a general reluctance for businesses to move forward with entering into major commitments until their future markets have been clarified. Because of this, we have experienced a significant slowdown in the size and number of orders received and, while we cannot predict when the influence of the Pandemic will end, we expect that orders will return to their former levels and increase throughout the remainder of 2020 following a return to normal business operations.

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

Batteries become over heated, over charged, or simply fail due to old age. When this occurs, it is possible for the inner cells of the battery to outgas a flammable electrolyte mixture, causing the battery to swell. The Flexpoint Sensor addresses the swollen battery effect, as batteries are designed to contain as a failsafe the measure of out gassing. The Flexpoint Swell Sensor detects the condition, effectively shutting down the short circuit.  Without this type of detection, some batteries can eventually reach temperatures over 1000º F. Designed to detect the dangerous expansion and stop a Lithium ion or Lithium polymer battery from charging or discharging, the Flexpoint battery expansion sensor was created to prevent thermal runaway—how most battery fires occur. The battery expansion sensor can detect a swollen battery and take appropriate action, effectively shutting it down and sending a notice to the user that the battery is no longer safe.

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

During a conference call announcing second quarter 2019 operating results representatives of the Company announced that with the agreements that had been signed and the projects they were pursuing, it was transitioning from a development company to a sales and marketing company.  This represents a significant change for the Company.

On June 20, 2019, the Company announced our exclusive development and licensing agreement with Audio Technology company subVo, LLC introducing a new wave of near perfect sound reproduction for everyday smart and slim devices. Tracking movement in real time, the Bend Sensor® used in the subVo® system knows the exact position of the cone at any given moment, allowing for the amplifier to calibrate, correct, and produce near-perfect sound reproduction, with zero lag time. The Bend Sensor® provides low distortion, flat frequency response, and fast impulse response. In addition to the licensing agreement, the company received income for the previous work for the design and development of the system.

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

On October 18, 2018, the Company announced it had signed a five year manufacturing and supply agreement with Counted LLC.  Counted LLC conceived of a medication delivery monitoring system and dispensing monitoring system.  Flexpoint designed and produced the monitoring system with Flexpoint features, Flexpoint technology and Flexpoint designed electronics to track and report the dispensing of medications in real time.  The information has the potential to be transmitted to physicians, pharmacists and government agencies.  Prototypes have been built and successfully tested with additional production and testing continuing through 2019 and the first quarter of 2020.  The Company expects that commercial production will begin in the late third quarter of 2019, increasing throughout the balance of 2020 and beyond.

In the rapidly growing and emerging wearables space, Flexpoint has recently received additional purchase orders from multiple glove manufacturers across various market sub-segments, including medical, gaming and virtual reality. The “speed to market” commercialization plans of these companies are driving this increased order volume.  Flexpoint is aggressively going after this evolving market. The recent Pandemic has slowed the orders and, while we cannot predict when the influence of the Pandemic will end, we expect this pattern to continue and increase throughout the remainder of 2020 following a return to business.  In aggregate, Bend Sensor® wearables order volumes are expected to number in the tens of thousands in 2020. The wearables market segment is clearly one where our technology is easily adapted and truly illustrates our technological differentiation.  Flexpoint’s willingness and ability to customize sensors for these innovative companies and deliver them at a competitive price point allows us to deliver real value to our customers.

These groundbreaking glove systems, combined with unique, leading edge software applications, also adapt to a wide range of other applications, including health rehabilitation, unmanned systems control, smartphone interaction and professional training across multiple industries.  In addition to producing an array of Bend Sensors®, the

Company is under agreement to supply integrated assemblies comprised of multiple sensor types and associated electronics.

In the VR/VA marketspace, orders of increasing size and frequency were received during 2019 from Manus VR and Neofect as they strive to fulfill production orders.  Flexpoint also received orders from other global VR/AR customers during the quarter.

Finalizing long-term, constant revenue generating production contracts with our existing and other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts.  This process has been impacted by the recent Pandemic and we are unable to determine what the long term effect of these impacts will be at this time. We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market.  Management believes that even though we are making positive strides forward with our business plan we will need to raise additional operating capital.

LIQUIDITY AND CAPITAL RESOURCES

The challenges posed by the Pandemic in the United States and global economies increased significantly as the first quarter progressed.  Since the onset of the Pandemic, our top priority has been the health and safety of our employees.  During this difficult time we have worked to insure that our customers continue to receive quality, personalized service.

The Pandemic negatively impacted our revenue during the first quarter of 2020, and has extended into the second quarter as well.  At this time it is impossible to accurately predict when this will end.  Many of our clients, to protect their employees, have sharply curtailed operations and have most employees working from home.  The long-term impact of the Pandemic is difficult to assess at this point, as it will be dependent on how rapidly our clients can resume their business operations and place orders with us for the needed sensors incorporated into their products. Currently our revenue is primarily from product licensing, development, manufacturing and recurring sales with additional contributions to income from design contract, testing and limited production services for prototypes and samples, and is currently at a level to support our operations.  Depending upon the world returning to some form of normalcy following the end of the Pandemic, we believe, based upon current orders and projected orders over the next twelve months, that we could be producing sensors under long-term contracts in the future that will help support our existing operations and potential future growth. Management recognizes such contracts usually go through a long negotiation process and there can be no guarantee that we will be successful in our negotiations or that such contracts will be sufficient to support our current operations in the near future.

In 2019, we relied on the proceeds of convertible loans from existing shareholders, private placements of our common stock, and fees obtained under licensing agreements.  The balances of the convertible notes have a combined total of $1,148,513 as of March 31, 2020. The notes have an annual interest rate of 8% to 10% and default rates of 12% to 15%, have various maturity dates, and are secured by the Company’s business assets.

Management believes that our current cash burn rate is approximately $60,000 per month.  If the Pandemic ends and business returns to pre-pandemic levels, with proceeds from additional convertible notes and estimated revenues for manufacturing, production, engineering design and prototype products should be sufficient to fund the next twelve months of operations.  Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our anticipated purchase orders over the next twelve months the revenue generated will not be sufficient to cover our operating expenses, based on our current burn rate. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will meet the volumes that we anticipate.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at March 31, 2020 consisted of our operating lease of $14,635 per month, and total liabilities of $3,062,333, which includes $1,148,513 of convertible notes payable.  Accrued liabilities at March 31, 2020, were $1,716,883 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

The Company has a few major customers who represent a significant portion of revenue and accounts receivable. During the three months ended March 31, 2020, two customers represented 75% of sales and two customers represented 92% of accounts receivable.  The Company has a strong ongoing relationship with these customers with scheduled product deliveries extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its nets assets. The test requires various judgments and estimates. During 2019 and for the three months ended March 31, 2020, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2019, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets that has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

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

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. In addition, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the three month periods ended March 31, 2020 and 2019, we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  The recent Pandemic has had a dramatic effect on our business as well as the business of our customers.  The wide ranging effects on the World Wide business market has led to a general reluctance for businesses to move forward with entering into major commitments until their future markets have been clarified. Because of this, we have experienced a significant slowdown in the size and number of orders received and, while we cannot predict when the influence of the Pandemic will end, we expect that orders will return to their former levels and increase throughout the remainder of 2020 following a return to normal business operations.  Following a return to normal business operations in the world, Management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until the Pandemic ends and a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

We recognized revenue from repeat orders from our existing customers, design contract, and development engineering.  Revenue is recognized using the ASC 606 five step detailed in Note 1 to the financial statements.  Revenue from the sale of a product is recorded at the time of shipment to the customer.  Revenue from the license agreements was recognized in the period the agreement was concluded, as it is a right of use license and the Company has no further obligations to perform under the terms of the agreement.  Revenue from research and development engineering contracts is recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2020 and 2019, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2019 and 2018.

THREE-MONTH PERIODS ENDED MARCH 31, 2020 AND 2019:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	March 31, 2020	March 31, 2019
Manufacturing, design, licensing and contract revenue	$ 39,103	$ 64,595
Total operating costs and expenses	255,359	220,693
Net other income (expense)	(38,407)	(110,724)
Net loss	(254,663)	(266,822)
Basic and diluted loss per common share	$ (0.00)	$ (0.00)

For the three months ending March 31, 2020 revenue was $39,103, a decrease of $25,492 when compared to the same period in 2019. Sales for the first three months of 2020 have been negatively impacted by the disruption of business activities resulting from the Pandemic.  Should businesses continue to be closed in the second quarter of 2020 we expect our revenues will further decline compared to the 2019 sales levels.

Of the $255,359 and $220,693 total operating costs and expense for the three months ending March 31, 2020 and 2019, respectively, $76,799 and $79,152 were for research and development cost, respectively. For the three months ended March 31, 2020, total operating expenses increased by $34,666 when compared to the same period in 2019, due primarily to increases in equipment maintenance costs, insurance costs, and legal and consulting fees in 2020.

Other expense for the three-month period ended March 31, 2020 was $38,407, a $72,317 decrease compared to the same period in 2019.  The decrease is attributable to a decrease in interest expense of $37,560, coupled with a loss on derivative of $34,537 in 2019 where there was no gain or loss recognized in 2020.

Net loss of $254,663 was realized for the three months ended March 31, 2020.  A net loss of $266,822 was realized for the three month period ended March 31, 2019.

The chart below represents a summary of our condensed consolidated balance sheets at March 31, 2020 and December 31, 2019.

SUMMARY OF BALANCE SHEET INFORMATION

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$ 39,963	$ 170,004
Total current assets	85,914	222,992
Total assets	4,992,511	5,130,149
Total liabilities	3,062,333	2,945,308
Deficit accumulated	(29,042,268)	(28,787,605)
Total stockholder’s equity	$ 1,930,178	$ 2,184,841

Cash and cash equivalents decreased by $130,041 at March 31, 2020 compared to December 31, 2019. The decrease in cash is the result of paying operating expenses and funding the operating loss for the period. Our non-current assets decreased at March 31, 2020 due to the depreciation of long-lived assets.

Total liabilities increased by $117,025 at March 31, 2020.  The increase was due primarily to the increase in accrued liabilities, which increased by $99,932 for the period.  This increase results primarily from $45,000 in accrued consulting fees and $38,407 in accrued interest charges.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the three-month period ended March 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months of 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Part II Exhibits

No.	Description
3(i).1	Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)
3(i).2	Certificate of Amendment to Flexpoint Certificate of Incorporation, dated October 11, 2019 (Incorporated by reference to exhibit 3(i).2 of Form 8-K, filed October 15, 2019)
3(ii)	Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)

No.	Description
10.1	Office Building Lease between Flexpoint Sensor Systems and FGBP, LLC, dated December 9, 2019. (Incorporated by reference to exhibit 10.1 of Form 10-K, filed March 30, 2020)
10.2	Exclusive License Agreement between Flexpoint Sensor Systems and subVo, LLC, dated June 19, 2019 (Incorporated by reference to exhibit 10.2 of Form 10-Q, filed August 14, 2019)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date:   May 15, 2020

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer