Form 10-Q
period 2020-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2020-11-16
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2020

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

            Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock was 99,713,464 as of November 16, 2020.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2020 and	4
	December 31, 2019

	Condensed Consolidated Statements of Operations for the Three and Nine	5
	Months Ended September 30, 2020 and 2019 (Unaudited)

	Condensed Statement of Stockholders’ Equity for the Three and Nine Months	6
	Ended September 30, 2020 and 2019 (Unaudited)

	Condensed Consolidated Statements of Cash Flows for the Nine Months	7
	Ended September 30, 2020 and 2019 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	20

Item 4.	Controls and Procedures	20

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults upon Senior Securities	21

Item 4	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2020, the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2019 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on March 30, 2020.  The results of operations for the three and nine months ended September 30, 2020 and 2019, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 170,004
Accounts receivable, net of allowance for bad debts of $114,991 and $114,991	68,163	26,471
Deposits and prepaid expenses	27,249	26,517
Total Current Assets	95,412	222,992
Long-Term Deposits	6,550	6,550
Property and Equipment, net of accumulated depreciation
of $595,163 and $593,484	2,011	3,690
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,000,890	$ 5,130,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$ 63,674	$ -
Accounts payable	230,129	177,647
Accounts payable – related party	5,200	2,197
Accrued liabilities	1,922,684	1,616,951
Note payable, current	89,534	-
Convertible notes payable, net of discount of $1,200 and $-0-	938,800	930,000
Convertible notes payable to related party, net of discount of $-0- and $-0-	218,513	-
Total Current Liabilities	3,468,534	2,726,795
Long-term Liabilities
Notes payable, net of current portion	19,966	-
Convertible notes payable to related party, net of discount of $-0- and $-0-	-	218,513
Total Liabilities	3,488,500	2,945,308

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 200,000,000 shares authorized;
99,713,464 shares issued and outstanding	99,713	99,713
Additional paid-in capital	30,874,733	30,872,733
Accumulated deficit	(29,462,056)	(28,787,605)
Total Stockholders' Equity	1,512,390	2,184,841
Total Liabilities and Stockholders' Equity	$ 5,000,890	$ 5,130,149

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019

Design, Contract and Testing Revenue	$ 24,938	$ 54,209	$ 106,236	$ 691,250

Operating Costs and Expenses
Amortization of patents and proprietary technology	-	2,314	-	15,958
Cost of revenue	12,572	8,545	42,074	29,206
Administrative and marketing expense	132,783	150,800	393,042	404,287
Research and development expense	80,070	60,498	227,689	213,956

Total Operating Costs and Expenses	225,425	222,157	662,805	663,407

Net Operating Income (Loss)	(200,487)	(167,948)	(556,569)	27,843

Other Income and Expenses
Interest expense	(40,373)	(79,324)	(118,165)	(236,106)
Interest income	15	12	283	35
Gain on extinguishment of debt	-	-	-	90,325
Gain on forgiveness of debt	-	57,320	-	57,320
Loss on derivative	-	(151,673)	-	(440,367)

Total Other Income (Expense)	(40,358)	(173,665)	(117,882)	(528,793)

Net Loss	$ (240,845)	$ (341,613)	$ (674,451)	$ (500,950)

Basic and Diluted Earnings per Common Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Basic and Diluted Weighted-Average Common Shares
Outstanding	99,713,464	95,704,123	99,713,464	94,291,641

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2020 and 2019

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	99,713,464	$ 99,713	$ 30,872,733	$ (28,787,605)	$ 2,184,841

Net loss – three months ended March 31, 2020	-	-	-	(254,663)	(254,663)

Balance – March 31, 2020	99,713,464	99,713	30,872,733	(29,042,268)	1,930,178

Net loss – three months ended June 30, 2020	-	-	-	(178,943)	(178,943)

Balance – June 30, 2020	99,713,464	99,713	30,872,733	(29,221,211)	1,751,235

Beneficial Conversion Feature upon issuance of convertible note payable	-	-	2,000	-	2,000
Net loss – Three months ended September 30, 2020	-	-	-	(240,845)	(240,845)
Balance – September 30, 2020	99,713,464	$ 99,713	$30,874,733	$(29,462,056)	$1,512,390

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	92,863,464	$ 92,863	$ 29,785,568	$ (28,212,547)	$ 1,665,884

Net loss – three months ended March 31, 2019	-	-	-	(266,822)	(266,822)

Balance – March 31, 2019	92,863,464	92,863	29,785,568	(28,479,369)	1,399,062

Conversion of notes payable to common stock	6,850,000	6,850	332,237	-	339,087
Net income – three months ended June 30, 2019	-	-	-	107,485	107,485
Balance – June 30, 2019	99,713,464	99,713	30,117,805	(28,371,884)	1,845,634
Net loss – three months ended September 30, 2019	-	-	-	(341,613)	(341,613)
Balance – September 30, 2019	99,713,464	$ 99,713	$30,117,805	$(28,713,497)	$1,504,021

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$ (674,451)	$ (500,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patents and proprietary technology	-	15,958
Amortization of discount on note payable	800	106,432
Depreciation	1,679	1,679
Gain on settlement of debt	-	(90,325)
Gain on forgiveness of debt		(57,320)
Gain (loss) on change in fair value of derivative liabilities	-	440,367
Changes in operating assets and liabilities:
Accounts receivable	(41,692)	(23,690)
Prepaid expenses and other assets	(732)	(4,500)
Accounts payable	52,482	(107,498)
Accounts payable – related parties	3,003	19,000
Accrued liabilities	305,733	288,748
Net Cash Provided by (Used) in Operating Activities	(353,178)	87,901
Cash Flows from Financing Activities:
Proceeds from borrowings under note payable	109,500	-
Proceeds from bank overdrafts	63,674	-
Proceeds from borrowings under convertible note payable	10,000	100,000
Net Cash Provided by Financing Activities	183,174	100,000

Net Change in Cash and Cash Equivalents	(170,004)	187,901
Cash and Cash Equivalents at Beginning of Period	170,004	17,798
Cash and Cash Equivalents at End of Period	$ -	$ 205,699

Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

Supplemental Disclosure on Noncash Investing and Financing Activities
Recognition of discounts on convertible notes payable	$ 2,000	$ 86,327
Conversion of note payable and accrued interest to common stock	$ -	$ 410,574
Conversion of due to related party to convertible notes	$ -	$ 39,000
Gain on settlement of debt	$ -	$ 90,325
Gain on forgiveness of debt	$ -	$ 57,320

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

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through September 30, 2020, the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

The COVID-19 Pandemic (“the Pandemic”) has had a dramatic effect on our business as well as the business of our customers.  The wide ranging effects on the World Wide business market has led to a general reluctance for businesses to move forward with entering into major commitments until their future markets have been clarified. Because of this, we have experienced a significant slowdown in the size and number of orders received and, while we cannot predict when the influence of the Pandemic will end, we expect that orders will return to their former levels and increase following a return to normal business operations.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $114,991 and $114,991 in the periods ended September 30, 2020 and December 31, 2019, respectively.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the nine-month period ended September 30, 2020 and during the year ended December 31, 2019.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the nine-month period ended September 30, 2020 and during year ended December 31, 2019.

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

A part of our customer base is made up of international customers.  The table below allocates revenue between domestic and international customers.  The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

Three months ended:	September 30,			September 30,
		2020			2019

	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$10,123	-	10,123	$27,907	-	27,907
International	14,815	-	14,815	26,305	-	26,305
	$24,938	-	24,938	$54,209	-	54,209

Components	21,938	-	21,938	27,089	-	27,089
Engineering Services	3,000	-	3,000	27,120	-	27,120
	$24,938	-	24,938	$54,209	-	54,209

Nine months ended:	September 30,			September 30,
		2020			2019
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$38,842	-	38,842	$563,055	-	563,055
International	67,394	-	67,394	128,195	-	128,195
	$106,236	-	106,236	$691,250	-	691,250

Components	38,842	-	38,842	103,907	-	103,907
Engineering Services	67,394	-	67,394	137,343	-	137,343
Licensing fee	-	-	-	450,000	-	450,000
	$106,236	-	106,236	$691,250	-	691,250

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2020 and 2019 there were outstanding common share equivalents (options and convertible notes payable) which amounted to 25,987,114 and 23,492,045 of common stock, respectively. These common share equivalents were not included in the computation of diluted earnings per share for the nine-month periods ended September 30, 2020 and 2019 as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable.  During the nine-month period ended September 30, 2020, three customers represented 72% of sales and three customers represented 91% of accounts receivable.  The Company has a strong ongoing relationship with these customers with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

NOTE 2 – GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $29,462,056 at September 30, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management is seeking additional funding to provide operating capital for its operations until such time as revenues are sufficient to sustain our level of operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 3 – NOTES PAYABLE

The Company applied for and received a Small Business Administration loan under the Paycheck Protection Program in the amount of $59,500.  The loan was funded on April 30, 2020, bears an interest rate of 1% per annum and has a maturity date of April 30, 2022.  Under the terms of the borrowing it is expected that this entire loan amount will be forgiven at such time as the lending institution published the form under which the request for forgiveness of the loan can be filed.  The funds obtained under this loan were used for the payment of salaries, health insurance costs, rent and utilities, all of which expenses qualify for the loan forgiveness under the terms of the loan.

In August 2020 the Company received $50,000 from John Kelley, a large shareholder, to meet operating expenses. Mr. Kelly indicated that he would want the $50,000 loan repaid when the Company was in a position to do so.  This loan has not formally been documented by a note at the time of this filing, and there is no term or interest on the note.

 NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible Note Payable

At September 30, 2020, there are notes outstanding with principal balances which total $940,000, on which there is $1,200 of debt discount that is being amortized over the term of the note. Of the notes, $900,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.05 to $0.07 per share.  $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director, at a rate of $0.20 per share.  That note was due on December 31, 2015 and bears a default interest rate of 10%.

Convertible Note Payable - Related Party

At September 30, 2020, there are notes outstanding with two directors of the Company with balances of $164,257 and $54,257, respectively.  The notes bear an 8% annual rate of interest with a 12% default rate and are convertible into shares of restricted common stock. Of the notes, $114,514 is convertible into shares of restricted common stock at $0.07 per share and $104,000 of the notes are convertible at $0.06 per share.  All of these notes have a maturity date of March 31, 2021.

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

As of the years ended December 31, 2005 through 2019, the Company recognized a total of $2,443,768 of stock-based compensation expense, which includes charges of $0 in 2019 and $9 in 2018, leaving $0 in unrecognized expense as of December 31, 2019. There were 2,185,000 and 2,185,000 employee stock options outstanding at September 30, 2020 and December 31, 2019, respectively.

A summary of all employee options outstanding and exercisable under the plan as of September 30, 2020, and changes during the three months then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.17	5.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	2,185,000	$ 0.17	4.90	$ --
Exercisable at the end of Period	2,185,000	$ 0.17	4.90	$ --

NOTE 6 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 200,000,000 shares of common stock with a par value of $0.001 per share authorized.  At September 30, 2020 and December 31, 2019, there were 99,713,464 shares of common stock issued and outstanding. The Company issued no stock during the nine months ended September 30, 2020.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

At September 30, 2020, there was $5,200 payable to the Chief Executive Officer.  At December 31, 2019, the Company had amounts of $2,197 payable to its Chief Executive Officer for expense reports which had been submitted for payment but were unpaid at December 31, 2019.

In May 2019, the Company converted the amounts payable to officers to convertible notes in the amounts of $22,000 and $17,000.  The notes bear interest at the rate of 8% per annum with a default rate of 12%, are convertible into shares of common stock at $0.06 per share, and have a maturity date of March 31, 2021.

At September 30, 2020 and December 31, 2019, the Company had outstanding notes payable to an officer in the amount of $164,257 and outstanding notes payable to a director in the amount of $54,257.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no events that require disclosure as of the date of issuance.

The majority of non-essential businesses are still closed or operating on a limited basis.  It is therefore anticipated that revenue will continue to be negatively impacted through at a minimum the fourth quarter of 2020.  Our ability to generate revenue will be dependent upon the pace at which businesses are allowed to resume operations.

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

The recent COVID-19 Pandemic (“the Pandemic”) has had a dramatic effect on our business as well as the business of our customers.  The wide ranging effects on the World Wide business market has led to a general reluctance for businesses to move forward with entering into major commitments until their future markets have been clarified. Because of this, we have experienced a significant slowdown in the size and number of orders received and, while we cannot predict when the influence of the Pandemic will end, we expect that orders will return to their former levels and increase following a return to normal business operations.

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

On July 25, 2019, the Company announced that they had filed a provisional patent for the new “Swell Sensor” designed to detect and stop a Lithium ion or Lithium Polymer battery from charging or discharging, preventing a thermal runway; one of the major ways battery fires occur.

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

In the rapidly growing and emerging wearables space, Flexpoint has recently received additional purchase orders from multiple glove manufacturers across various market sub-segments, including medical, gaming and virtual reality. The “speed to market” commercialization plans of these companies are driving this increased order volume.  Flexpoint is aggressively going after this evolving market. The recent Pandemic has slowed the orders and, while we cannot predict when the influence of the Pandemic will end, we expect this pattern to continue and increase throughout the remainder of 2020 following a return to business.  In aggregate, Bend Sensor® wearables order volumes are expected to number in the tens of thousands in 2020. The wearables market segment is clearly one where our technology is easily adapted and truly illustrates our technological differentiation.  Flexpoint’s willingness and ability to customize sensors for these innovative companies and deliver them at a competitive price point allows us to deliver real value to our customers.  Again, the Global COVID-19 Pandemic has had a dramatic impact on the orders we have received, however in this quarter we received a significant purchase order from Manus and fulfilled the first sensors from that order before the end of the quarter.  It is expected that the balance of the purchase order will be fulfilled during the next quarter.

On June 15, 2020, Flexpoint announced its largest order from Manus VR https://manus-vr.com/, consisting of 1,000 pairs of sensors for gloves to be phased into three deliveries.  We have delivered two orders of 300 pair each, (we shipped 300 pairs each on June 30th and September 10th of this year), and are currenlty working on the final shipment of 400 pair that we expect to deliver before the end of the year. The Company’s Bend Sensor® continues to be a part of the world’s most trending sectors, one being the VR/AR market. The VR/AR industry is predicted to reach more than $25 billion by 2025 and show steady growth, thereafter.

Manus VR has many clients of large industries such as Netflix, Google, and Rolls Royce. Manus VR is widely known for its role in virtual reality gaming and recently announced its newest design, Manus Polygon. Manus Polygon is a tracking system that eliminates the need for any kind of full-body suit, providing a full-body solution for enterprise VR. Manus Polygon is the latest in real-time software to enable fluid full-body motion within any virtual environment.

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

The Pandemic negatively impacted our revenue during the first three quarters of 2020, and has extended into the fourth quarter as well.  At this time it is impossible to accurately predict when this will end.  Many of our clients, to protect their employees, have sharply curtailed operations and have most employees working from home.  The long-term impact of the Pandemic is difficult to assess at this point, as it will be dependent on how rapidly our clients can resume their business operations and place orders with us for the needed sensors incorporated into their products.

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

In 2019, we relied on the proceeds of convertible loans from existing shareholders, private placements of our common stock, and fees obtained under licensing agreements.  The balances of the convertible notes have a combined total of $1,158,513 as of September 30, 2020. The notes have an annual interest rate of 8% to 10% and default rates of 10% to 15%, have various maturity dates, and are secured by the Company’s business assets.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2020 consisted of our operating lease of $14,635 per month, and total liabilities of $3,488,500, which includes $1,157,513 of convertible notes payable.  Accrued liabilities at September 30, 2020, were $1,922,684 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

The Company has a few major customers who represent a significant portion of revenue and accounts receivable.  During the nine months ended September 30, 2020, three customers represented 72% of sales and three customers represented 91% of accounts receivable.  The Company has a strong ongoing relationship with these customers with scheduled product deliveries extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized, therefore, we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its net assets. The test requires various judgments and estimates. During 2019 and for the nine months ended September 30, 2020, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2019, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets that has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

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

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. In addition, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the nine-month periods ended September 30, 2020 and 2019, we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

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

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2020 and 2019, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2019 and 2018.

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019:

SUMMARY OF OPERATING RESULTS
	Three month period ended
	September 30, 2020	September 30, 2019
Manufacturing, design, licensing and contract revenue	$ 24,938	$ 54,209
Total operating costs and expenses	225,425	222,157
Net other income (expense)	(40,358)	(173,665)
Net income (loss)	(240,845)	(341,613)
Basic and diluted loss per common share	$ (0.00)	$ (0.00)

For the three months ending September 30, 2020 revenue was $24,938, a decrease of $29,271 when compared to the same period in 2019. The majority of the revenue variance for this period is attributable to the business slowdown created by the Pandemic.

Of the $225,425 and $222,157 total operating costs and expense for the three months ending September 30, 2020 and 2019, respectively, $80,070 and $60,498 were for direct research and development cost, respectively. For the three months ended September 30, 2020, total operating expenses increased by $3,268 when compared to the same period in 2019.

Other expense for the three month period ended September 30, 2020 was $40,358, a $133,307 decrease compared to the same period in 2019.  The decrease is attributable to a loss of $151,673 on the change in fair value of derivative liabilities recorded in 2019, offset in part by a $38,951 reduction in interest expense and a $57,320 gain recorded on forgiveness of debt.  No similar gains or losses were incurred in 2020.

A net loss of $240,845 was realized for the three months ended September 30, 2020.  A net loss of $341,613 was realized for the three month period ended September 30, 2019 due to the other income items previously discussed.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019:

SUMMARY OF OPERATING RESULTS
	Nine month period ended
	September 30, 2020	September 30, 2019
Manufacturing, design, and contract revenue	$ 106,236	$ 691,250
Total operating costs and expenses	662,805	663,407
Net other income (expense)	(117,882)	(528,793)
Net income (loss)	(674,451)	(500,950)
Basic and diluted income (loss) per common share	$ (0.01)	$ (0.01)

For the nine months ending September 30, 2020 revenue was $106,236, a decrease of $585,014 when compared to the same period in 2019. The majority of the revenue variance for this period is attributable to the $450,000 license agreement revenue recognized in 2019. As earlier discussed, orders from our customers have slowed as the economy has been negatively impacted by the current Pandemic.

Of the $662,805 and $663,407 total operating costs and expense for the nine months ending September 30, 2020 and 2019, respectively, $227,689 and $213,956 were for direct research and development cost, respectively. For the nine months ended September 30, 2020, total operating expenses increased by $602 when compared to the same period in 2019.

Other expense for the nine month period ended September 30, 2020 was $117,882, a $410,911 decrease compared to the same period in 2019.  The decrease is primarily attributable to the loss of $440,367 on the change in fair value of derivative liabilities, offset in part by gains of $90,325 on extinguishment of debt and $57,320 on forgiveness of debt.  Interest was $117,941 lower in 2020 than 2019 due to the conversion of convertible notes to shares of common stock completed in 2019.

A net loss of $674,451 was realized for the nine months ended September 30, 2020.  A net loss of $500,950 was realized for the nine month period ended September 30, 2019.

The chart below represents a summary of our condensed consolidated balance sheets at September 30, 2020 and December 31, 2019.

SUMMARY OF BALANCE SHEET INFORMATION

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$ -	$ 170,004
Total current assets	95,412	222,992
Total assets	5,000,890	5,130,149
Total liabilities	3,488,500	2,945,308
Accumulated deficit	(29,462,056)	(28,787,605)
Total stockholder’s equity	$ 1,512,390	$ 2,184,841

Cash and cash equivalents decreased by $170,004 at September 30, 2020 compared to December 31, 2019. The decrease in cash is due to the payment of operating costs and the operating loss sustained for the nine month period, offset in part by the proceeds from the SBA loan and convertible note obtained.  Our non-current assets decreased at September 30, 2020 due to the depreciation of property and equipment.

Total liabilities increased by $543,192 at September 30, 2020.  The increase was due primarily to the $59,500 note entered into and a convertible note issued in the amount of $50,000, coupled with accruals made for marketing services, interest on notes and payroll accruals.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the nine-month period ended September 30, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Part II Exhibits

No.	Description
3.1	Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)
3.2	Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1	Addendum to Lease Agreement between Flexpoint Sensor and Handstands, dated January 1, 2015. (Incorporated by reference to exhibit 10.3 of Form 10-K, filed April 14, 2016)
10.2	Exclusive License Agreement between Flexpoint Sensor Systems and subVo, LLC, dated June 19, 2019. (Incorporated by reference to exhibit 10.2 of Form 10-Q, filed August 14, 2019)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document

No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date:   November 16, 2020

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer