Form 10-K
period 2020-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2021-03-31
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

[   ]

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                                         [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

The aggregate market value of 90,307,668 shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.0766), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was approximately $6,917,567.

The number of shares outstanding of the registrant’s common stock, as of March 31, 2021, was 114,396,242.

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

PART I

ITEM 1.  BUSINESS

HISTORICAL DEVELOPMENT

Flexpoint Sensor Systems, Inc. was incorporated in the state of Delaware in June 1992 as Nanotech Corporation.  In April 1998, Nanotech changed the company name to Micropoint, Inc. and in July 1999 Micropoint changed its name to Flexpoint Sensor Systems, Inc.  Flexpoint was forced to seek bankruptcy protection on July 3, 2001, and filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. On February 24, 2004, the bankruptcy court confirmed Flexpoint's Plan of Reorganization.   We used fresh-start reporting and all assets of Flexpoint Sensor Systems, Inc. were restated to reflect their reorganization value, which approximated the fair value at the date of reorganization.

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

The Company owns six patents, including patents on specific devices that use the Bend Sensor® and we have exclusive rights through licensing agreements to other patents and devices.  We are continuing to develop and enhance our intellectual properties that could result in additional patents being filed. The Company currently manufactures, and has jointly developed, at least thirty products that are being sold and supplied to current customers and we continue to receive orders for custom prototype sensors as well as our standard sensors.  We are continuing to develop and enhance our intellectual properties that could result in additional patents being filed.

During 2020 we focused our marketing efforts on a number of larger domestic and international companies that have applications which have the potential to greatly increase the volume of sensors we are currently manufacturing.  As of the date of this report, the Company had a number of global commercial partners covering a variety of different products.  In coordination with its partners, the Company introduced several new products during the year.  Management believes this growth in sales channels will allow the Company to grow at an increasingly accelerated rate over the next several quarters.

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

The Company continues to develop relationships in a number of application fields.  Flexpoint has established relationships with several medical IoT vendors.  These include companies like Neofect, Gloreha and YouReHab; all with a focus on medical rehabilitation with a different approach.  Products from these companies range from gloves to prosthetics to virtual reality, all with the intention of improving medical health or medical rehab.

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

During a conference call announcing operating results for the second quarter of 2020 representatives of the Company announced that with the agreements that had been signed and the projects they were pursuing, it was transitioning from a development company to a sales and marketing company.  This represents a significant change for the Company. The Company continues to negotiate additional significant orders with major revenue potential as the bend sensor gains global awareness.

In October, 2018, the Company announced it had signed a five year manufacturing and supply agreement with Counted LLC.  Counted LLC conceived of a medication delivery monitoring system and dispensing monitoring system.  Flexpoint designed and produced the monitoring system with Flexpoint features, Flexpoint technology and Flexpoint designed electronics to track and report the dispensing of medications in real time.  The information has the potential to be transmitted to physicians, pharmacists and government agencies. Prototypes have been built and successfully tested with additional production and testing continuing. Counted is currently raising capital to complete the development and testing necessary to bring the product to market.

In the rapidly growing and emerging wearables space, Flexpoint has recently received additional purchase orders from multiple glove manufacturers across various market sub-segments, including medical, gaming and virtual reality.  The “speed to market” commercialization plans of these companies are driving this increased order volume.  Flexpoint is aggressively pursuing this evolving market, and expects this pattern to continue and dramatically increase throughout 2021.  The wearables market segment is clearly one where our technology is easily adapted and truly illustrates our technological differentiation.  Flexpoint’s willingness and ability to customize sensors for these innovative companies and deliver them at a competitive price point allows us to deliver real value to our customers.

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

In the VR/VA marketspace, orders of increasing size and frequency were received during 2020 and in the first quarter of 2021 from Manus VR as they strive to fulfill production orders.  Flexpoint also received orders from other global VR/AR customers during the quarter.

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

Medical Devices

Disposable Colonoscope

We have partnered with Haemoband Surgical Ltd. and have satisfactorily completed initial testing for their disposable colonoscope device, which uses our Bend Sensor® technology to monitor the device's position while the procedure is conducted on the patient. Testing to date has demonstrated the ability of Flexpoint's sensor to graphically display the shape of the colonoscope and to accurately detect any looping of the scope. With more accurate readings on the position of the device, doctors can minimize complications that can arise from the colonoscope coiling, and can reduce the time required to perform the procedure. With the Bend Sensor® the current monitoring equipment can graphically display the position and formation of the colonoscope. We are currently waiting for Haemoband to develop a market for the product.

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

While introduction of the electronics for the product has been delayed, we expect to have the product available for delivery in 2021. Bend Tech is beginning to finalize partnerships with larger companies already involved in the athletic shoe industry for distribution.

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

We also have added value by expanding our sensor product lines to include circuit boards, enclosures, etc. and have moved toward a fully integrated product while validating and showing the versatility of our Bend Sensor® technology. As mentioned above we currently have several such fully developed products that will directly compete with existing products in the automotive industry. We have also used like designs to develop similar products in other industries, thus leveraging the initial engineering and design work. We believe our products provide great reliability and functionality and can be implemented at a lower overall cost to the customer. These fully integrated products will create a much larger value-added profit margin for us. However, there is no assurance that such profit margins will be achieved or that these products will be produced in volumes sufficient to generate significant revenue in the near future.

MARKETING AND SALES

Our products are being marketed directly to manufacturers or distributors and we offer our automotive products primarily to original equipment manufacturers (“OEM’s”), either directly or through Tier 1 suppliers, or through collaborative efforts with other specialized suppliers. Our primary marketing objectives are to continue to generate demand for our products, enhance name and product recognition and support OEM’s and manufactures. As we gain success in branding our name and product recognition, we believe the successful use of our products by OEM’s and Tier 1 suppliers will generate additional demand for higher quantity orders of our existing products. We also anticipate that the success of our existing products will allow us to successfully introduce new products and applications to the market.

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

We have enhanced our website at www.flexpoint.com to include videos on our current projects and also intend to market our products through the use of other social media, and by developing a field sales force which includes direct marketing employees in strategic areas and potentially manufacturer’s representatives nationwide to generate OEM and Tier 1 supplier customers.  As our market grows, we anticipate expanding our distribution network throughout the world.  There can be no assurance that we will be successful in developing such a sales force or in expanding our distribution network.

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

PATENTS AND INTELLECTUAL PROPERTY

We regard certain of our designs as proprietary and attempt to protect them with patents and by restricting disclosure of the designs as trade secrets.  We have six issued or pending patents for our Bend Sensor® technology and have exclusive rights to additional patents and intellectual property, and are in the process of preparing additional patents for new types of sensors and devices using our technology. Due to the joint development of the medical bed product, we believe we also have claims and protection under the patents filed for this specific application.  Patents do expire and it will be necessary for us to file patents in the United States and in various foreign countries for each application we develop so that it is protected from competition.   We also have products that use our unique sensor technology and we are exploring the viability of filing new patents based on the enhancements and the specific applications or value-added products.  We must file patents on any technology for which we develop enhancements that contain material improvements to the original technology, thereby extending the original life of our original patents.  We are aware of three potentially conflicting patents which we believe will not affect our current or planned use of our technology.

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

MAJOR CUSTOMERS

Currently, we have a limited customer base and for the year ending 2020 three customers represented approximately 62% of the Company’s revenue.

EMPLOYEES

As of the date of this filing we have three full time employees, one part-time employee, and we employ three to five sub-contractors and multiple consultants. Until we are under full production with some of our products we will continue to use sub-contractors and consultants which helps to keep our overall labor cost to a minimum. Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

AVAILABLE INFORMATION

Additional information is available on our website at www.flexpoint.com

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

ITEM 2.   PROPERTIES

We currently occupy approximately 12,548 square feet of office and manufacturing space from Stockyard, LLC. The building is located in a business park in Draper, Utah which consists primarily of high-tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.  The lease is a month-to-month lease with a 90-day termination clause and includes a basic lease payment as well as an additional component for building costs and taxes. We have given a written 90 day notice of termination and are currently occupying the building on a month to month basis.

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

HOLDERS

As of March 31, 2020, we had approximately 474 stockholders of record of our common stock, which does not include “street accounts” of securities brokers.   Our transfer agent is Standard Registrar & Transfer Co., Inc., located in Salt Lake City, Utah.

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

RECENT SALES OF UNREGISTERED SECURITIES

On December 30, 2020, the Board of Directors approved the conversion of two convertible notes.  Capital Communications LLC elected to convert notes with principal amounts of $300,000 and $240,000, and $293,356 in accrued and unpaid interest.  The conversion price set forth in the notes of $0.07 per share was higher than the market price of $0.031.  The Company agreed to reduce the exercise price to $0.05 per share in exchange for the note holder’s agreement to forfeit all default interest.  The finalized agreement will result in the issuance of 14,682,778 shares of restricted common stock.  All shares were privately issued with a restrictive legend in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a company engaged principally in improving its unique sensor technology, expanding its suite of products, developing new sensor applications, obtaining financing and seeking long-term sustainable manufacturing contracts, licensing agreements and royalty agreements.  Our operations have not yet commenced to a commercially sustainable level and include designing, engineering, manufacturing, licensing and selling sensor technology and products featuring our Bend Sensor® technology and equipment.

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

For the past twelve months we have relied on the proceeds of convertible loans from existing shareholders, funds received under the Paycheck Protection Program and proceeds from sales.  During 2020 and 2019, the Company secured financing to fund its operations by issuing additional convertible notes to Capital Communications LLC, First Equity Holdings and officers, the balances of which were $510,000 and $890,000 as of December 31, 2020 and 2019, respectively, net of $540,000 and $300,000 in notes converted to shares of restricted common stock in 2020 and 2019, respectively. The notes have an annual interest rate of 10% and default rate of 15%, have various maturity dates, and are secured by the Company’s business assets.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2020 consist of total current liabilities of $2,887,818, which includes $728,513 in convertible notes.

We currently occupy approximately 12,548 square feet of office and manufacturing space owned by Stockyard. LLC. The building is located in a business park in Draper, Utah which consists primarily of high-tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.  The lease is a month-to-month lease with a 90 day termination clause and includes a basic lease payment as well as an additional component for building costs and taxes. We have given a written 90- day notice of termination and are currently occupying the building on a month-to-month basis.

Our total current liabilities include accounts payable of $233,073 related to normal operating expenses, including health insurance, utilities, production supplies, legal expenses and travel expense.  Accrued liabilities at December 31, 2020, were $1,846,382 and were related to payroll tax liabilities, tax expenses,  accrued interest, investor relations consulting, and accrued Paid Time Off, a combination vacation-sick leave policy, and amounts due to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its former subsidiaries, Sensitron, Inc. and Flexpoint International, LLC, and should be read in conjunction with our audited financial statements for the years ended December 31, 2020 and 2019.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS
	For the year ended	For the year ended
	December 31, 2020	December 31, 2019
Engineering, contract, licensing and testing revenue	$ 99,438	$ 833,036
Total operating costs and expenses	(895,239)	(890,108)
Net other income (expense)	188,735	(517,986)
Net loss	(607,066)	(575,058)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Our revenue for 2020 decreased $733,598 as compared to 2019.  The decrease resulted from reduced product sales and development fees and license fees of $550,000 received in 2019.  No license fees were received in 2020.  The remainder of our revenue was primarily derived from the manufacturing of sensors for the wearable and toy industries, design and development engineering, prototype products and sales of our fully integrated products. Revenue from research and development engineering and prototype product contracts is generally recognized as the services are provided and accepted by the customer. Revenue from contracts to license technology to others is deferred until all conditions under the contract are met and then the sale is recognized as licensing royalty revenue over the remaining term of the contract.  Revenue from the sale of a product is recorded at the time of shipment to the customer. Management anticipates that revenue will increase as we continue to provide engineering services and our customers continue to order more frequently and in larger quantities.

Total operating costs and expenses were $895,239 in 2020 compared to $890,108 in 2019. Administrative and marketing expenses increased by $37,431 for 2020 compared to 2019. As we are working to commercialize products and establish distribution channels we are also working to bring greater efficiencies and cost reductions to our operations.  Amortization of patents and proprietary technology expense decreased in 2019 as all of the intellectual property became fully amortized.

For the year ending December 31, 2020 net other income was $188,735.  This compares to other expense of $517,986 in 2019.  Other expense is comprised primarily of interest expense of $255,185 in 2020, compared to interest expense of $283,975 in 2019.  We recognized a gain on extinguishment of debt of $443,636 and $147,645 in 2020 and 2019, respectively.  In 2019 we recognized a loss on derivative liabilities of $383,743.

As we continued to mature into a manufacturing company our engineering design and production revenues increased.  As we expand and sell our existing suite of products, and as we grow the relationship with our customers, we expect this trend to continue in the future. We are not able to guarantee that our operating losses will be reduced in the short term.  The chart below presents a summary of our consolidated balance sheets at December 31, 2020 and 2019.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended December 31, 2020	Year ended December 31, 2019
Cash and cash equivalents	$ -	$ 170,004
Total current assets	22,807	222,992
Total assets	4,921,225	5,130,149
Total liabilities	2,947,318	2,945,308
Accumulated deficit	(29,394,671)	(28,787,605)
Total stockholder’s equity	$ 1,973,907	$ 2,184,841

Cash and cash equivalents decreased by $170,004 in 2020 compared to 2019. The cash decrease in 2020 is attributable to the lack of raising funds for operating expenses. Until such time as our revenue increases, cash to fund our operations will be our most critical factor. As we expand our customer base and product offerings we will need to raise additional operating capital during 2021. It is expected that this will be accomplished by securing additional loans from related parties and existing shareholders, through the private placement of stock, or through the licensing of our technology. We anticipate that we will need to raise approximately $500,000 to $800,000 in funding to support our existing operations and our anticipated growth during 2021.

Our current assets decreased to $22,807 during the year ending December 31, 2020 compared to $222,992 during the same period in 2019. This increase is primarily due to decreases in cash.  The decrease in our non-current assets at December 31, 2020 compared to 2019 is due to depreciation of our fixed assets and a reduction in the building rent deposit. The patents and proprietary technology were fully amortized in 2018.

Accrued liabilities increased at December 31, 2020 by $229,431 when compared to December 31, 2019. The increase is primarily due to the accrual of interest expense related to notes payable, payroll taxes payable and accrued consulting fees. Total liabilities decreased by $2,010 at December 31, 2020 as the result of the conversion of convertible notes and accrued interest to common stock subscriptions.

TRANSACTIONS WITH RELATED PARTIES

At December 31, 2020 and 2019, the Company had accounts payable of $5,200 and $2,197 to its Chief Executive Officer for reimbursement of various operating expenses paid by him and a loan which he made the Company.

During 2019, the Company and the Company’s CEO and the Chairman of the Board agreed to convert $17,000 and $22,000, respectively, of accounts payable into convertible debt bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. At December 31, 2020 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to the CEO and the Chairman of the Board of the Company, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties have a maturity date of March 31, 2021.

The Company filed an amendment to our Articles of Incorporation whereby the shareholders approved an increase in the number of shares of common stock authorized.  With the filing of the amendment the Company now has sufficient authorized shares to issue to convert all convertible notes and stock options and therefore no longer needs to treat those financial instruments as derivatives. The notes are secured by the business equipment of the Company.

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

We annually test long-lived assets for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2020 or the twelve months ended December 31, 2019. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation.  The pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2020 and 2019 we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options that will be recognized based upon the current grants issued.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flexpoint Sensor Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc. (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate audit opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently, if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2020.  The Company considers the entity as a whole to be its single reporting unit.

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management used in the determination of the reporting unit and the market capitalization valuation analysis performed by management to determine fair value of the reporting unit. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

Our audit procedures related to the following:

•

Testing management’s process for determining its reporting units and developing the fair value estimate of the fair value of the reporting unit.

•

Evaluating the appropriateness of the market capitalization model used by management including considering its suitability and compliance with the applicable accounting standards.

•

Testing the completeness and accuracy of underlying data used in the determining of the fair value estimate.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2012.

Salt Lake City, UT

March 31, 2021

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 170,004
Accounts receivable, net of allowance of $105,790 and $114,991	8,173	26,471
Deposits and prepaid expenses	14,634	26,517
Total Current Assets	22,807	222,992
Long-Term Deposits	50	6,550
Property and Equipment, net of accumulated depreciation
of $595,723 and $591,246	1,451	3,690
Patents and Proprietary Technology, net of accumulated
amortization of $974,045 and $974,045	-	-
Goodwill	4,896,917	4,896,917
Total Assets	$ 4,921,225	$ 5,130,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$ 19,650	$ -
Accounts payable	233,073	177,647
Accounts payable - related party	5,200	2,197
Accrued liabilities	1,846,382	1,616,951
Note payable	55,000	-
Convertible notes payable	510,000	930,000
Convertible notes payable – Related party	218,513	-
Total Current Liabilities	2,887,818	2,726,795
Long-term Liabilities
Notes payable, net of current portion	59,500	-
Convertible notes payable to related party, net of current portion	-	218,513
Total Liabilities	2,947,318	2,945,308
Commitments and contingencies
Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 200,000,000 shares authorized;
99,713,464 shares and 99,713,464 shares issued and outstanding, respectively	99,713	99,713
Common stock to be issued	385,929	-
Additional paid-in capital	30,882,936	30,872,733
Accumulated deficit	(29,394,671)	(28,787,605)
Total Stockholders' Equity	1,973,907	2,184,841
Total Liabilities and Stockholders' Equity	$ 4,921,225	$ 5,130,149

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2020	2019

Engineering, Contract and Testing Revenue	$ 99,438	$ 283,036
Licensing Fees Revenue	-	550,000
Total Revenue	99,438	833,036

Operating Costs and Expenses
Amortization of patents and proprietary technology	-	16,285
Cost of revenue	35,468	63,484
Administrative and marketing expense	576,300	538,959
Research and development expense	283,471	271,380
Total Operating Costs and Expenses	895,239	890,108

Loss from operations	(795,801)	(57,072)
Other Income (Expense)
Interest expense	(255,185)	(283,975)
Interest income	284	2,087
Gain on extinguishment of debt	443,636	147,645
Gain (Loss) on change in fair value of derivative liabilities	-	(383,743)
Net Other Income (Expense)	188,735	(517,986)
Net Loss	$ (607,066)	$ (575,058)

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	99,713,464	96,954,697

 The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2020

	Common	Stock	Additional	Common		Total
			Paid-in	Stock to	Accumulated	Stockholder
	Shares	Amount	Capital	be Issued	Deficit	Equity
Balance - December 31, 2018	92,863,464	$ 92,863	$ 29,785,568	-	$ (28,212,547)	$ 1,665,884

Conversion of notes payable to common stock	6,850,000	6,850	332,237		-	339,087

Declassification of derivative liabilities	-	-	754,928		-	754,928
Net loss	-	-	-		(575,058)	(575,058)

Balance – December 31, 2019	99,713,464	99,713	30,872,733	-	(28,787,605)	2,184,841

Beneficial conversion feature	-	-	2,000		-	2,000

Stock-based compensation on options	-	-	8,203	-	-	8,203

Stock subscriptions payable	-	-	-	385,929	-	385,929

Net loss	-	-	-		(607,066)	(607,066)

Balance - December 31, 2020	99,713,464	$ 99,713	$ 30,882,936	$ 385,929	$ (29,394,671)	$ 1,973,907

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$ (607,066)	$ (575,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,239	2,239
Amortization of patents and proprietary technology	-	16,285
Amortization of discount on note payable	2,000	118,452
Gain on extinguishment of debt	(443,636)	(147,645)
Modification of options	8,203	-
Allowance for doubtful accounts	(9,201)	-
Change in fair value of derivative liabilities	-	383,743
Changes in operating assets and liabilities:
Accounts receivable	27,499	(10,318)
Deposits and prepaid expense	18,383	(14,066)
Accounts payable	55,426	(116,060)
Accounts payable – related party	3,003	19,000
Accrued liabilities	518,995	375,634
Net Cash Provided by (Used in) Operating Activities	(424,154)	52,206
Cash Flows from Financing Activities:
Proceeds from bank overdraft	19,650	-
Proceeds from note payable	114,500
Proceeds from borrowings under convertible note payable	120,000	100,000
Net Cash Provided by Financing Activities	254,150	100,000
Net Change in Cash and Cash Equivalents	(170,004)	152,206
Cash and Cash Equivalents at Beginning of Period	170,004	17,798
Cash and Cash Equivalents at End of Period	$ -	$ 170,004
Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
Supplemental Disclosure on Noncash Investing and Financing Activities
Convertible notes payable forgiven	$ -	$ -
Recognition of discounts on convertible notes payable	$ 2,000	$ 86,327
Conversion of note payable and accrued interest to common stock to be issued	$ 385,929	$ 410,574
Declassification of derivative liability	$ -	$ 754,928
Conversion of due to related party to convertible note	$ -	$ 39,000

The accompanying notes are an integral part of these consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, entering into licensing agreements, production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing, licensing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2020 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are generally recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $105,790 and $114,991 in the years ended December 31, 2020 and 2019, respectively.

Inventories – The Company does not currently have inventory.  However, as production levels increase inventories will be carried on the balance sheet.  Inventories will be stated at the lower of cost or market or net realizable value. Cost is determined by using the first in, first out (FIFO) method.

Going Concern– The Company suffered losses of $607,006 and $575,058 during the years ended December 31, 2020 and 2019, respectively.  At December 31, 2020, the Company had an accumulated deficit of $29,394,671.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2020 the Company raised $6,068,778, which includes $234,500 raised in 2020, in additional capital, including accrued interest, through the issuance of long and short-term notes to related and other parties and the receipt of a PPP loan through the SBA. All of the notes had an annual interest rate of 10% or 15% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $0.05 to $0.20 per share with maturity dates of December 31, 2018 through March 31, 2021.

In December 2020, the holder of $540,000 in convertible notes and $89,564 in accrued interest notified the Company of their intent to convert into shares of common stock.  The note holder agreed to waive default interest in exchange for a reduced conversion price of $0.05 per share.  The note principal and accrued interest are shown as a common stock subscription payable at December 31, 2020.  The conversion will result in the issuance of 14,682,778 shares of restricted common stock.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the year ended December 31, 2020.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the year ended December 31, 2020.

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

A part of our customer base is made up of international customers.  The table below allocates revenue between domestic and international customers.  The following table presents Flexpoint Sensor Systems revenues disaggregatred by region and product type:

	December 31,			December 31,
		2020			2019
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$15,415	-	15,415	$674,911	-	674,911
International	84,023	-	84,023	158,125	-	158,125
	$99,438	-	99,438	$833,036	-	833,036

Components	$61,098	-	61,098	$135,262	-	135,262
Engineering Services	38,340	-	38,340	147,774	-	147,774
Licensing fees	-	-	-	550,000	-	550,000
	$99,438	-	99,438	$833,036	-	833,036

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

Basic and Diluted Loss per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2020 and 2019, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 16,705,330 and 24,031,902, respectively, of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represents a significant portion of revenue, accounts receivable and notes receivable.  During the year ended December 31, 2020, three customers represented 62% of sales and two other customers represented 96% of accounts receivable.  A customer who is utilizing our technology for commercialization in shoes represented 91% of accounts receivable at December 31, 2020. The Company has a strong relationship with these customers and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees”. The amendments to ASU 2018 - 07 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers”. The Company adopted ASU 2018-07 effective January 1, 2020.  The adoption of this standard had no impact on our condensed consolidated financial statements or disclosures.

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

NOTE 2 – DERIVATIVE INSTRUMENTS

The derivative liability as of December 31, 2020 and 2019, in the amount of $0 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2020 and 2019:

Total
Balance, December 31, 2018	284,857
Recognition of derivative liabilities upon initial valuation	86,328
Change in fair value of derivative liabilities	383,743
Declassification of derivative liability	(754,928)
Balance, December 31, 2019	$ -

During the year ended 2019, the Company issued convertible promissory notes which are convertible into common stock. Due to the Company’s lack of authorized shares necessary to settle all convertible instruments,  in accordance with ASC 815-40-25, the Company determined that the conversion features related to these notes are derivative instruments since we do not have control to increase the number of authorized shares to settle all convertible instruments The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

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

Liabilities measured at fair value on a recurring basis are summarized for the year ended December 31, 2019 as follows:

2019:	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	-	-
Total – December 31, 2018	$-	$-	$-	$-

NOTE 3 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $2,239 and $2,239 for the years ended December 31, 2020 and 2019, respectively, and is included in the administrative and marketing expense on the statement of operations.

No impairment was recognized during the twelve months ended December 31, 2020.  Property and equipment at December 31, 2020 and 2019 consisted of the following:

Property and Equipment
December 31,	2020	2019

Machinery and equipment	$ 543,249	$ 543,249
Office equipment	40,455	40,455
Furniture and fixtures	13,470	13,470

Total Property and Equipment	597,174	597,174

Less: Accumulated depreciation	(595,723)	(593,484)

Net Property and Equipment	$ 1,451	$ 3,690

Depreciation expense of $2,239 was recorded in the years ended December 31, 2020 and 2019.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2020 and 2019 were as follows:

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 174,963	$ 174,963	$ -
Proprietary Technology	799,082	799,082	-
Total Amortizing Asset	$ 974,045	$ 974,045	$ -

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 174,963	$ 174,963	$ -
Proprietary Technology	799,082	799,082	-
Total Amortizing Asset	$ 974,045	$ 974,045	$ -

Patent amortization was $-0- and $5,679 for the year ended December 31, 2020 and 2019, respectively. Amortization related to proprietary technology was $-0- and $10,606 for the years ended December 31, 2020 and 2019.  Patent and proprietary technology amortization is charged to operations.

There will be no amortization expense for each of the next three years, as the patents became fully amortized in 2019.

NOTE 5 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2020 and 2019 respectively.  The components of the net deferred tax asset as of December 31, 2020 and 2019, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2020	2019
Operating loss carry forwards	$ 8,228,320	$ 8,324,819
Origination and amortization of interest on convertible notes	932,622	743,183
Allowance for doubtful accounts	158,389	123,845
Change in derivative liabilities	107,270	107,270
Options issued for services	653,545	653,545
Total Deferred Tax Assets	$ 10,080,146	$ 9,952,662
Valuation allowance	(10,080,146)	(9,952,662)
Net Deferred Tax Asset	$ --	$ --

Federal and state net operating loss carry forwards at December 31, 2020 and 2019 were $21,398,893 and $21,858,412, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards began to expire in 2020.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act.  The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2020 and 2019, respectively:

For the Years Ended December 31,	2020	2019
Tax at statutory rate (21%)	$ (127,484)	$ (120,762)
Options issued for services	-	-
Origination and amortization of interest on convertible notes	189,439	315,383
Allowance for doubtful accounts	34,544	24,148
Change in derivative liabilities	-	59,820
Change in valuation allowance	(96,499)	(278,589)
Provision for Income Taxes	$ --	$ --

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2020, and 2019, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance sheet at December 31, 2020 and 2019 relating to unrecognized benefits.

The tax years 2020, 2019, 2087 and 2017 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

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

NOTE 6 – NOTES PAYABLE

Convertible Notes Payable – Third Parties

At December 31, 2020 there are convertible notes outstanding with principal balances which total $510,000. Of the notes, $100,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.07 per share, $150,000 are convertible notes bearing 10% annual interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.06 per share, and $220,000 are convertible notes bearing 10% annual interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.05 per share.  At December 31, 2020, the Company is in default on all of these convertible notes.

The remaining $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director.  That note was due on December 31, 2015, and bears a default interest rate of 10% and is convertible at $0.20 per share.

The Company recorded interest expense of $141,227 related to these notes during the year ended December 31, 2020.

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

On Demand Notes – Third Parties

On December 31, 2020 there is a $55,000 on demand note the Company entered into with john Kelly for which formalized terms have not been agreed upon and reduced to writing.

Paycheck Protection Program

The Company made application through First Utah Bank for a Paycheck Protection Program loan, administered by the Small Business Administration.  A loan in the amount of $59,500 was granted to the Company.  The Company has applied for forgiveness of this loan, as provided for under the program.  While it has not received notice of forgiveness as of the date of this filing it fully expects the loan to be 100% forgiven.

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

At December 31, 2020 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to the CEO and the Chairman of the Board of the Company, respectively.  Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties have a maturity date of March 31, 2021.

NOTE 7 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 200,000,000 shares of common stock with a par value of $0.001 per share authorized. During the year ended December 31, 2020, there were no shares of common stock issued.  During the year ended December 31, 2019, there were 6,850,000 shares of common stock issued.

On December 30, 2020, the Board of Directors approved the conversion of $540,000 of convertible notes.  The $540,000 is comprised of two notes, one in the amount of $300,000 and the other in the amount of $240,000.  At December 30, 2020 there was $89,564 of interest accrued but unpaid on this note.  The Company agreed to reduce the conversion rate from $0.07 per share to $0.05 per share.  In return, Capital Communications agreed to waive interest calculated at the default rate.  The principal and accrued interest are recorded as stock to be issued at December 31, 2020.  The Company recorded a gain of $443,636 related to the extinguishment of this debt.

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

On December 30, 2020 the Board of Directors approved the revaluation of all outstanding stock options, reducing the option price to $0.05 per share.  The Company recorded a charge of $8,203 as the result of this change.

As of the years ended December 31, 2005 through 2020, the Company recognized a total of $2,451,971 of stock-based compensation expense, which includes charges of $8,203 in 2020 and $-0- in 2019, leaving $0 in unrecognized expense as of December 31, 2020. There were 1,900,000 and 2,185,000 employee stock options outstanding at December 31, 2020 and 2019, respectively.

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2019, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	2,185,000	$ 0.17	5.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	(285,000)	--	--	--
Outstanding at the end of Period	1,900,000	$ 0.05	4.65	$ --
Exercisable at the end of Period	1,900,000	$ 0.05	4.65	$ --

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

NOTE 10 –COMMITMENTS AND CONTINGENCIES

The Company currently occupies approximately 12,548 square feet of office and manufacturing space from Stockyard. LLC. The building is located in a business park in Draper, Utah which consists primarily of high tech manufacturing firms and it is located adjacent to Utah’s main interstate highway.  The lease is a month-to-month lease with a 90 day termination clause and includes a basic lease payment as well as an additional component for building costs and taxes. We have given a written 90 day notice of termination and are currently occupying the building on a month to month basis.

The Company evaluated the lease under the new lease accounting standard and determined that it was a short-term lease due to the month to month provision and the 90 day notice of termination clause.

NOTE 11 – RELATED PARTY TRANSACTIONS

At December 31, 2020 and 2019, the Company had accounts payable of $5,200 and $2,197 to its Chief Executive Officer for reimbursement of various operating expenses paid by him and a loan which he made the Company.

Between July 1, 2016 and August 28, 2018, the Company issued promissory notes totaling $125,000 to officers of the Company. Additionally, On July 12, 2017 two officers assumed responsibility for $54,513 of debt owed by the Company.  The officers subsequently made the required payments against those debts and paid the obligation in full.

At December 31, 2020 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to the CEO and the Chairman of the Board of the Company, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties have a maturity date of March 31, 2021.

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

NOTE 12 - SUBSEQUENT EVENTS

The Company applied for, and was granted, a second loan under the Paycheck Protection Program administered by the Small Business Administration.  The loan was in the amount of $59,500.

On January 21, 2021, the Company issued 14,682,778 shares of its restricted commn stock in full settlement of the stock conversion approved by the Board of Directors on December 30, 2020.  (See Note 7)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with accountants on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who also acts as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the period December 31, 2020 for the reasons discussed below.

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

"

maintenance of records are in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

"

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

"

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

Our Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework - 2013.  Based on this evaluation, our Chief Executive Officer concluded that as of the end of the fiscal year December 31, 2020, our internal control over financial reporting was not effective at that reasonable assurance level.

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

Name	Age	Position Held	Director Term of Office
Clark M. Mower	74	President, CEO and Director	From December 2018 to December 2020
John A. Sindt	76	Chairman of the Board	From December 2018 to December 2021

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

The following table shows the compensation paid to our Chief Executive Officer, Principal Financial Officer, and our most highly compensated executive officer for the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO, PFO and Director	2020 2019	$ 72,000 $ 72,000	$ 0 $0	$ 0 $ 0	$ 72,000 $ 72,000

(1)

 Represents value of options granted computed in accordance with FASB ASC Topic 718.

Because the Company did not meet its projected revenues during the year ending December 31, 2014, Mr. Mower continued to voluntarily take a reduced salary through the end of 2020.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to our named executive officers as of December 31, 2020.

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Clark M. Mower, CEO, President and Director	500,000 600,000	0 0	0 0	$0.05 $0.05	8/25/25 8/25/25

DIRECTOR COMPENSATION

We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2020.  This chart also includes individual compensation arrangements described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,185,000	$ 0.05	0
Equity compensation plans not approved by security holders	0	$ 0.00	0
Total	2,185,000	$ 0.05	0

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

In December 2020, the Board of Directors approved the revaluing of all outstanding stock options to $0.05 per share.

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 114,396,242 shares of common stock outstanding as of March 31, 2021, plus an aggregate of 1,300,000 shares which the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
First Equity Holdings Corp. First Equity Corp. 2157 S. Lincoln Street Salt Lake City, Utah 84106	5,985,858 (1)	5.2

(1)

Includes 743,000 shares held by an officer of First Equity Holdings Corp.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Clark M. Mower	1,989,100 (1)	1.7
John A. Sindt	1,430,838 (2)	1.3

Directors and officers as a group	3,419,938	3.00

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

At December 31, 2020 and 2019, the Company had accounts payable of $5,200 and $2,197, respectively, to Clark Mower, Chief Executive Officer, for reimbursement of various operating expenses paid by him and a loan which he made the Company.

Between July 1, 2016 and August 28, 2018, the Company issued promissory notes totaling $125,000 to Mr. Mower and John Sindt, our director.  Additionally, on July 12, 2017 Messrs. Mower and Sindt assumed responsibility for $54,513 of debt owed by the Company.  The officers subsequently made the required payments against those debts and paid the obligations in full.

At December 31, 2020 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to the Mr. Mower and Mr. Sindt, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties has a maturity date of March 31, 2021.

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

	2020	2019
Audit fees	$ 30,500	$ 27,116
Audit-related fees	0	0
Tax rel Tax fees	0	0
All otheAll other fees	0	0

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

41

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The audited financial statements of Flexpoint Sensor Systems, Inc. are included in this report under Item 8 on pages 17 to 33.

(a)(2)   Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)  Exhibits

The following documents have been filed as part of this report

No.	Description
3(i).1	Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)
3(i).2	Certificate of Amendment to Flexpoint Certificate of Incorporation, dated October 11, 2019 (Incorporated by reference to exhibit 3(i).2 of Form 8-K, filed October 15, 2019)
3(ii)	Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
4.6	Description of Securities (Incorporated by reference to exhibit 4.6 of Form 10-K, filed March 30, 2020)
10.1	Office Building Lease between Flexpoint Sensor Systems and FGBP, LLC, dated December 9, 2019 (Incorporated by reference to exhibit 10.1 of Form 10-K, filed March 30, 2020)
10.2	Exclusive License Agreement between Flexpoint Sensor Systems and subVo, LLC, dated June 19, 2019 (Incorporated by reference to exhibit 10.2 of Form 10-Q, filed August 14, 2019)
10.3	Form of Notice of Stock Option Grant, dated August 24, 2015 (Incorporated by reference to exhibit 10.4 of Form 10-K, filed April 14, 2016)
20.2	Audit Committee Charter (Incorporated by reference to Schedule 14A, filed October 27, 2005)
31.1	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date:  March 31, 2021

By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 31, 2021

 /s/ Clark M. Mower

Clark M. Mower

President

Chief Executive Officer

Principal Financial Officer

Director

Date:  March 31, 2021

 /s/ John A. Sindt

John A. Sindt

Chairman of the Board