Form 10-Q
period 2021-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2021-08-17
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock was 114,396,242 as of August 17, 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.Quantitative and Qualitative Disclosure about Market Risk	21

Item 4.Controls and Procedures	21

PART II: OTHER INFORMATION

Item 1.Legal Proceedings	22

Item 1A.Risk Factors	22

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.Defaults upon Senior Securities	22

Item 4.Mine Safety Disclosures	22

Item 5.Other Information	22

Item 6.Exhibits	22

Signatures	23

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of June 30, 2021, the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2020 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on March 31, 2021. The results of operations for the six months ended June 30, 2021 and 2020, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$12,012	$-
Accounts receivable, net of allowance for bad debts of $105,790 and $105,790	15,327	8,173
Deposits and prepaid expenses	17,168	14,634
Total Current Assets	44,507	22,807
Long-Term Deposits	50	50
Property and Equipment, net of accumulated depreciation
of $596,843 and $595,723	331	1,451
Goodwill	4,896,917	4,896,917
Total Assets	$4,941,805	$4,921,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$-	$19,650
Accounts payable	220,692	233,073
Accounts payable – related party	10,000	5,200
Accrued liabilities	2,021,978	1,846,382
Current portion of notes payable	235,000	55,000
Convertible notes payable	510,000	510,000
Convertible notes payable to related party	218,513	218,513
Total Current Liabilities	3,216,183	2,887,818
Long-term Liabilities
Notes payable, net of current portion	59,500	59,500
Total Liabilities	3,275,683	2,947,318

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 200,000,000 shares authorized;
114,396,242 and 99,713,464 shares issued and outstanding, respectively	114,396	99,713
Common stock to be issued	-	385,929
Additional paid-in capital	31,254,182	30,882,936
Accumulated deficit	(29,702,456)	(29,394,671)
Total Stockholders' Equity	1,666,122	1,973,907
Total Liabilities and Stockholders' Equity	$4,941,805	$4,921,225

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Design, Contract and Testing Revenue	$79,554	$42,195	$99,844	$81,298

Operating Costs and Expenses
Cost of revenue	20,376	21,333	23,452	29,502
Administrative and marketing expense	118,643	89,868	248,215	260,259
Research and development expense	74,466	70,820	149,682	147,619

Total Operating Costs and Expenses	213,485	182,021	421,349	437,380

Net Operating Loss	(133,931)	(139,826)	(321,505)	(356,082)

Other Income and Expenses
Interest expense	(24,138)	(39,153)	(48,032)	(77,792)
Interest income	1	36	2	268
Gain (Loss) on extinguishment/for- giveness of debt	59,500	-	59,500	-
Gain (Loss) on sale of assets	2,250	-	2,250	-

Total Other Income (Expense)	37,613	(39,117)	13,720	(77,524)

Net Loss	$(96,318)	$(178,943)	$(307,785)	$(433,606)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted-Average Common Shares Outstanding	114,396,242	99,713,464	112,773,836	99,713,464

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021 and 2020

	Common Stock		Additional	Common Stock	Accumulated	Total Stockholder
	Shares	Amount	Paid-in Capital	to be Issued	Deficit	Equity

Balance – December 31, 2020	99,713,464	$99,713	$30,882,936	$385,929	$(29,394,671)	$1,973,907

Common stock issued in full settlement of stock conversion	14,682,778	14,683	371,246	(385,929)	-	-

Net loss – three months ended March 31, 2021	-	-	-	-	(211,467)	(211,467)

Balance – March 31, 2021	114,396,242	$114,396	$31,254,182	$-	$(29,606,138)	$1,762,440

Net loss – three months ended June 30, 2021	-	-	-	-	(96,318)	(96,318)

Balance – June 30, 2021	114,396,242	$114,396	$31,254,182	$-	$(29,702,456)	$1,666,122

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	99,713,464	$99,713	$30,872,733	$(28,787,605)	$2,184,841

Net loss – three months ended March 31, 2020	-	-	-	(254,663)	(254,663)

Balance – March 31, 2020	99,713,464	$99,713	$30,872,733	$(29,042,268)	$1,930,178

Net loss – three months ended June 30, 2020	-	-	-	(178,943)	(178,943)

Balance – June 30, 2020	99,713,464	$99,713	$30,872,733	$(29,221,211)	$1,751,235

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(307,785)	$(433,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,120	1,120
Gain on forgiveness of debt	(59,500)	-
Changes in operating assets and liabilities:
Accounts receivable	(7,154)	(40,893)
Prepaid expenses and other assets	(2,534)	(4,148)
Accounts payable	(12,381)	40,900
Accounts payable – related parties	4,800	(2,197)
Accrued liabilities	175,596	202,939
Net Cash Provided by (Used) in Operating Activities	(207,838)	(235,885)

Cash Flows from Financing Activities:
Proceeds from borrowings under note payable	259,500	59,500
Proceeds from (payment of) bank overdrafts	(19,650)	6,381
Payment on loans payable	(20,000)	-
Net Cash Provided by Financing Activities	219,850	65,881

Net Change in Cash and Cash Equivalents	12,012	(170,004)
Cash and Cash Equivalents at Beginning of Period	-	170,004
Cash and Cash Equivalents at End of Period	$12,012	$-

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in Draper, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through June 30, 2021, the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

The COVID-19 Pandemic (“the Pandemic”) has had a dramatic effect on our business as well as the business of our customers. The wide-ranging effects on the world-wide business market has led to a general reluctance for businesses to move forward with entering into major commitments until their future markets have been clarified. Because of this, we have experienced a significant slowdown in the size and number of orders received and, while we cannot predict when the influence of the Pandemic will end, we expect that orders will return to their former levels and increase following a return to normal business operations.

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

Fair Value Measurements – The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the party’s own credit risk.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design, development engineering and manufacturing generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project, or the appropriate portion of the contract to meet scheduled deliveries is completed and shipped, and accepted by the customer, at which time the entire contract price, or the appropriate portion of the contract, is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances. The balance in the allowance account was $105,790 and $105,790 in the periods ended June 30, 2021 and December 31, 2020, respectively.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the six-month period ended June 30, 2021 and during the year ended December 31, 2020. Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology. Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. Under similar analysis there was no impairment charge taken during the six-month period ended June 30, 2021 and during the year ended December 31, 2020.

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

Revenue Recognition – On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”). We have applied the new revenue standard to all contracts as of the date of the initial adoption. The new revenue standard establishes five steps whereby a transaction is analyzed to determine if revenue has been earned and can be recognized. The adoption of the new revenue standard did not have any effect on our financial statements. The vast majority of our sales are made to order, for which orders we require a deposit of 50% of the value of the order. That amount is put in a customer deposit account until the entire order has been manufactured and shipped or the appropriate portion of the project is completed to meet scheduled deliveries, invoiced and shipped. At the ship date, the Company has no further obligations under that portion of the contract and the revenue from the sale is recognized.

A part of our customer base is made up of international customers. The table below allocates revenue between domestic and international customers. The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

Three months ended:	June 30, 2021			June 30, 2020
Segments	Consumer Products	Long-term Contract	Total	Consumer Products	Long-term Contract	Total
Domestic	$17,061	-	17,061	$1,386	-	1,386
International	62.493	-	62,493	40,809	-	40,809
	$79,554	-	79,554	$42,195	-	42,195

Components	79,554	-	79,554	39,631	-	39,631
Engineering Services	-	-	-	2,564	-	2,564
	$79,554	-	79,554	$42,195	-	42,195

Six months ended:	June 30, 2021			June 30, 2020
Segments	Consumer Products	Long-term Contract	Total	Consumer Products	Long-term Contract	Total
Domestic	$25,322	-	25,322	$28,720	-	28,720
International	74,522	-	74,522	52,578	-	52,578
	$99,844	-	99,844	$81,298	-	81,298

Components	98,844	-	98,844	60,735	-	60,735
Engineering Services	1,000	-	1,000	20,563	-	20,563
	$99,844	-	99,844	$81,298	-	81,298

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2021 and 2020 there were outstanding common share equivalents (options and convertible notes payable) which amounted to 17,497,193 and 25,196,690 of common stock, respectively. These common share equivalents were not included in the computation of diluted earnings per share for the six-month periods ended June 30, 2021 and 2020 as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk – The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable. During the six-month period ended June 30, 2021, two customers represented 65% of sales and one customer represented 83% of accounts receivable. The Company has a strong ongoing relationship with these customers with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

Income Taxes – The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board Accounting Codification (ASC) 740: Income Taxes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

Recent Accounting Pronouncements – On August 20, 2020 the FASB released ASU 2020-06 “Simplified Convertible Instrument Framework”. This pronouncement simplifies the convertible debt accounting framework, eliminating, among other things, the beneficial conversion feature model. The adoption date of this pronouncement is for fiscal years beginning after December 15, 2023, but allows for earlier adoption for fiscal years beginning after December 31, 2020. The Company has elected to adopt this accounting treatment effective January 1, 2021. Its adoption will have a beneficial effect on its financial statements in those instances when the conversion rate set by convertible notes is below the market price on the date the convertible note is issued, as no beneficial conversion expense will be recorded.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 2 – GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $29,702,456 at June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management is seeking additional funding to provide operating capital for its operations until such time as revenues are sufficient to sustain our level of operations. However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 3 – NOTES PAYABLE

The Company applied for and received a Small Business Administration loan under the Paycheck Protection Program in the amount of $59,500. The loan was funded on April 30, 2020, bears an interest rate of 1% per annum and has a maturity date of April 30, 2022. The funds obtained under this loan were used for the payment of salaries, health insurance costs, rent and utilities, all of which expenses qualify for the loan forgiveness under the terms of the loan. The Company has applied for and received notice that both the principal of the note and all accrued unpaid interest has been forgiven.

The Company applied for and was granted a second Paycheck Protection Program loan on February 25, 2021, also in the amount of $59,500. The agreement provides an interest rate of 1% per annum. The Company may begin making monthly payments of $1,017 starting April 5, 2021, or it may elect to defer payments until sixteen months from the date of the loan funding, providing time for the Company to file for forgiveness of the loan and accrued interest. The Company will elect to defer payment for the time specified, anticipating that during that time period the request for forgiveness will be filed, reviewed and approved. As no payments will be made within the coming year the total $59,500 is shown in the long-term liability section of the balance sheet.

During the six months ended June 30, 2021, the Company received eight payments of $25,000 each, for a total of $200,000, from one of the convertible note holders in Note 4, as working capital loans to enable the Company to meet its obligations for operating expenses. While it is the intent of both parties to enter into a convertible note, of which these payments will be a part, no terms, either as to conversion rate, interest rate, or maturity date have been agreed upon as of this date. Until such agreement is reached the balance of $200,000 as of June 30, 2021 is unsecured, non-interest bearing and due on demand.

In August 2020 the Company received $50,000 from a large shareholder to meet operating expenses. The shareholder indicated that he would want the $50,000 loan repaid when the Company was in a position to do so. The shareholder subsequently provided an additional $5,000, for a total loan of $55,000. The balance is non-interest bearing and due on demand. During the six-month period ended June 30, 2021, $20,000 of the loan was repaid to the shareholder, leaving a remaining balance of $35,000 which is non-interest bearing and due on demand.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible Note Payable

At June 30, 2021, there are notes outstanding with principal balances which total $510,000. Of the notes, $470,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.05 to $0.07 per share. $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director, at a rate of $0.20 per share. That note was due on December 31, 2015 and bears a default interest rate of 10%. The notes are in default and interest is accrued at the default rate.

Convertible Note Payable - Related Party

At June 30, 2021, there are notes outstanding with two directors of the Company with balances of $164,257 and $54,257, respectively. The notes bear an 8% annual rate of interest with a 12% default rate and are convertible into shares of restricted common stock. Of the notes, $114,514 is convertible into shares of restricted common stock at $0.07 per share and $104,000 of the notes are convertible at $0.06 per share. All of these notes have a maturity date of March 31, 2021. An amendment is being prepared to extend the maturity date. Therefore, the default rate of interest is not used in accruing interest due on these notes.

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

On August 24, 2015, the Board of Directors approved the issuance of options to purchase 2,185,000 shares of the Company’s common stock. Of the total issued, 1,960,000 options were issued to replace options held by directors and employees which were to expire and 225,000 options were issued to new employees. Of the options issued, 640,000 have an option price of $0.14 per share, 500,000 have an option price of $0.15 per share, 995,000 have an option price of $0.20 per share, and 50,000 have an option price of $0.25 per share. Options issued as replacement shall have immediate vesting terms. Options which are not replacements shall vest over a two-year, four month period in equal installments on the last day of 2015, 2016 and 2017, respectively.

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

As of the years ended December 31, 2005 through 2020, the Company recognized a total of $2,451,971 of stock-based compensation expense, which includes charges of $8,203 in 2020, leaving $0 in unrecognized expense as of December 31, 2020. There were 1,900,000 employee stock options outstanding at June 30, 2021.

A summary of all employee options outstanding and exercisable under the plan as of June 30, 2021 is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of period	1,900,000	$0.05	4.65	$--
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	1,900,000	$0.05	4.16	$--
Exercisable at the end of Period	1,900,000	$0.05	4.16	$--

NOTE 6 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 200,000,000 shares of common stock with a par value of $0.001 per share authorized. At June 30, 2021 and December 31, 2020, there were 114,396,242 and 99,713,464 shares of common stock issued and outstanding, respectively. The Company issued 14,682,778 shares of restricted common stock during the six months ended June 30, 2021 for the retirement of convertible notes and accrued interest. The conversion notice was received in 2020 and the appropriate accounting was recorded. However, the certificates were not issued until the first quarter of 2021 in satisfaction of the Common stock to be issued of $385,929 as of December 31, 2020.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company currently occupies approximately 12,548 square feet of office and manufacturing space from Stockyard, LLC. The building is located in a business park in Draper, Utah that consists primarily of high-tech manufacturing firms and is located adjacent to Utah’s main interstate highway. The Company entered into a new lease in 2019 for this facility. The lease entered into is a month-to-month lease with a 90-day termination clause and includes a basic lease payment as well as an additional component for building costs and taxes. The basic lease rate for Year 1 is $12,000 a month; it increases 3% each year thereafter. With the basic and additional component, the Company expects to pay a total lease payment of approximately $14,635 per month in 2021. The Company has filed the required written notice of termination of the lease and expects to vacate the current location by 30 September, 2021. The Company is currently negotiating for a lease at a new location and will provide details of the lease as it is formalized. The Company evaluated the existing lease under the new lease accounting standard and determined that it was a short-term lease due to the month-to-month provision and the 90-day notice of termination clause.

NOTE 8 – RELATED PARTY TRANSACTIONS

At June 30, 2021, there was $10,000 payable to the Chief Executive Officer. At December 31, 2020, the Company had amounts of $5,200 payable to its Chief Executive Officer for funds provided to meet the operating expense obligations of the Company.

In May 2019, the Company converted the amounts payable to officers to convertible notes in the amounts of $22,000 and $17,000. The notes bear interest at the rate of 8% per annum with a default rate of 12%, are convertible into shares of common stock at $0.06 per share, and have a maturity date of March 31, 2021.

See also Note 4 – Convertible Note Payable – Related Party

NOTE 9 – SUBSEQUENT EVENTS

On June 30, 2021 the Company applied for forgiveness of the second loan secured under the SBA PPP program. On July 7, 2021 the Company received notification that the entire loan amount and all accrued and unpaid interest had been forgiven.

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

The COVID-19 Pandemic (“the Pandemic”) has had a dramatic effect on our business as well as the business of our customers. The wide-ranging effects on the world-wide business market has led to a general reluctance for businesses to move forward with entering into major commitments until their future markets have been clarified. Because of this, we have experienced a significant slowdown in the size and number of orders received and, while we cannot predict when the influence of the Pandemic will end, we have recently experienced an upturn in orders and we expect that orders will return to their former levels and even increase following a return to normal business operations.

In May 2021, Flexpoint announced that they have formalized a Joint Development and Supply Agreement between Flexpoint Sensor Systems, Inc. and De Amertek Corporation. The companies will work together and collaborate to develop electronics with integrated sensor technologies for an occupant classification system and other automotive products. We are currently collaborating on three separate projects with domestic and foreign automotive manufacturers. De Amertek is a leading designer and manufacturer of microelectronics and one of the most specialized sources of custom-made electronic modules. Headquartered in Chicago, IL, its world-class manufacturing facility and supply chain network exceeds customer expectations in quality, delivery, service and time to market. De Amertek is making way for futuristic developments and setting trends in the technology world.

In July 2021 we announced that we are continuing to work closely with a Fortune 50 automotive company on the integration of a system utilizing Flexpoint’s patented Bend Sensor® technology which was included in a patent issued to the major automotive manufacturer. By utilizing Flexpoint’s technology, this manufacturer, along with Flexpoint, has created an innovative application for automobiles and trucks which allows them to optimize the ride quality of the vehicle. Flexpoint is actively working with the manufacturer on implementation of this new technology in vehicles.

Additionally, we have seen significant market interest and the recent adoption of a variety of sensor applications including the Flexpoint seat occupancy sensor and the companies’ more sophisticated, Occupant Classification System (OCS), along with integration of the Impact Detection System. We are currently working with both North American and foreign automotive manufacturers on these systems. These companies include Fortune 50 automotive manufacturers as well as new, well financed companies in the EV and Autonomous Driving vehicle market spaces. We look forward to announcing production agreements with our partners and their anticipated production schedules as the agreements are formalized. We are also working on entering into an arrangement with a large after-market seller for seat products.

We also announced that Flexpoint continues to work with Resellers/Channel partners such as RobotShop, which has been a steady contributor of purchase orders throughout the past three years. We also receive orders from others such as Shopify, PayPal, Amazon and from orders placed on our website. Flexpoint is currently in the process of formalizing reseller agreements with international partners that have committed to develop markets for our sensors in their countries. We are working to increase this market area as it provides effective and significant growth and scale.

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

On June 15, 2020, Flexpoint announced its largest order from Manus VR https://manus-vr.com/, consisting of 1,000 pairs of sensors for gloves to be phased into three deliveries. All of the products ordered have been delivered. We have recently received an even larger order for 3,200 sensors from Manus VR. We delivered the first 800 sensors during the second quarter of 2021 and the remaining 2,400 sensors are currently in the process of production. The balance of the sensor order is scheduled to be delivered by the end of the third quarter of 2021. The Company’s Bend Sensor® continues to be a part of the world’s most trending sectors, one being the VR/AR market. The VR/AR industry is predicted to reach more than $25 billion by 2025 and show steady growth, thereafter.

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

In the VR/VA marketspace, orders of increasing size and frequency were received during 2020 from Manus VR and Neofect as they strive to fulfill production orders. Flexpoint also received orders from other global VR/AR customers during 2021. It is expected those orders will increase as the impact of the Pandemic enables business to resume operations.

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

The Pandemic negatively impacted our revenue during the first six months of 2021. At this time, it is impossible to accurately predict when this will end. Many of our clients, to protect their employees, have sharply curtailed operations and have most employees working from home. The long-term impact of the Pandemic is difficult to assess at this point, as it will be dependent on how rapidly our clients can resume their business operations and place orders with us for the needed sensors incorporated into their products.

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

In 2020, we relied on the proceeds of convertible loans from existing shareholders, private placements of our common stock, and fees obtained under licensing agreements. The balances of the convertible notes have a combined total of $728,513 as of June 30, 2021. The notes have an annual interest rate of 8% to 10% and default rates of 10% to 15%, have various maturity dates, and are secured by the Company’s business assets.

Management believes that our current cash burn rate is approximately $60,000 per month and expectations are that it will continue at this rate for the foreseeable future. If the Pandemic ends and business returns to pre-Pandemic levels, with proceeds from additional convertible notes and estimated revenues for manufacturing, production, engineering design and prototype products should be sufficient to fund the next twelve months of operations. Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our anticipated purchase orders over the next twelve months the revenue generated will not be sufficient to cover our operating expenses, based on our current burn rate. However, we cannot assure that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will meet the volumes that we anticipate.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at June 30, 2021 consisted of our operating lease of $14,635 per month, and total liabilities of $3,275,684, which includes $728,513 of convertible notes payable. Accrued liabilities at June 30, 2021, were $2,021,979 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

In August 2020 the Company received $50,000 from John Kelley, a large shareholder, to meet operating expenses. Mr. Kelly indicated that he would want the $50,000 loan repaid when the Company was in a position to do so. Mr. Kelly subsequently provided an additional $5,000, for a total loan of $55,000. This loan has not formally been documented by a note at the time of this filing, and there is no term or interest on the note. During the six-month period ended June 30, 2021, $20,000 of the loan was repaid to Mr. Kelly, leaving a remaining balance of $35,000.

The Company has a few major customers who represent a significant portion of revenue and accounts receivable. During the six months ended June 30, 2021, two customers represented 65% of sales and one customer represented 83% of accounts receivable. The Company has a strong ongoing relationship with these customers with scheduled product deliveries extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized; therefore, we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value-based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its net assets. The test requires various judgments and estimates. During 2020 and for the six months ended June 30, 2021, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2020, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets that has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

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

Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. In addition, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the six-month periods ended June 30, 2021 and 2020, we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations. The Pandemic has had a dramatic effect on our business as well as the business of our customers. The wide-ranging effects on the world-wide business market has led to a general reluctance for businesses to move forward with entering into major commitments until their future markets have been clarified. Because of this, we have experienced a significant slowdown in the size and number of orders received and, while we cannot predict when the influence of the Pandemic will end, we expect that orders will return to their former levels and increase throughout the remainder of 2021 following a return to normal business operations. Following a return to normal business operations in the world, management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until the Pandemic ends and a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations. Therefore, management continues to work with larger companies and industries and is hopeful that in the near future we will sign a long-term licensing or manufacturing contract.

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

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the six months ended June 30, 2021 and 2020, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2020 and 2019.

THREE MONTH PERIODS ENDED JUNE 30, 2021 AND 2020

SUMMARY OF OPERATING RESULTS
	Three-month period ended
	June 30, 2021	June 30, 2020
Manufacturing, design, licensing and contract revenue	$79,554	$42,195
Total operating costs and expenses	213,485	182,020
Net other income (expense)	37,613	(39,117)
Net loss	(96,318)	(178,943)
Basic and diluted loss per common share	$(0.00)	$(0.00)

For the three months ending June 30, 2021, revenue was $79,554, an increase of $37,359 when compared to the same period in 2020. The majority of the revenue variance for this period is attributable to the unfilled demand resulting from the Pandemic.

Of the $213,485 and $182,020 total operating costs and expense for the three months ending June 30, 2021 and 2020, respectively, $74,466 and $70,820 were for direct research and development cost, respectively. For the three months ended June 30, 2021, total operating expenses increased by $31,464 when compared to the same period in 2020, increases in building rent comprising the largest part of the increased expense level.

Other income (expense) for the three-month period ended June 30, 2021 was $37,613, a $76,730 improvement compared to the same period in 2020. The majority of the improvement is attributable to the $59,500 gain on forgiveness of debt realized from the forgiveness of the initial PPP loan obtained.

A net loss of $96,318 was realized for the three months ended June 30, 2021. A net loss of $178,943 was realized for the three-month period ended June 30, 2020.

SIX MONTH PERIODS ENDED JUNE 30, 2021 AND 2020

SUMMARY OF OPERATING RESULTS
	Six-month period ended
	June 30, 2021	June 30, 2020
Manufacturing, design, licensing and contract revenue	$99,844	$81,298
Total operating costs and expenses	421,349	437,380
Net other income (expense)	13,720	(77,524)
Net loss	(307,785)	(433,606)
Basic and diluted loss per common share	$(0.00)	$(0.00)

For the six months ending June 30, 2021, revenue was $99,844, an increase of $18,546 when compared to the same period in 2020. The majority of the revenue variance for this period is attributable to businesses resuming operations after the slowdown created by the Pandemic.

Of the $421,349 and $437,380 total operating costs and expense for the six months ending June 30, 2021 and 2020, respectively, $149,682 and $147,619 were for direct research and development cost, respectively. For the six months ended June 30, 2021, total operating expenses decreased by $16,031 when compared to the same period in 2020. The decrease is primarily attributable to a reduction in consulting expense and building rent.

Other income (expense) for the six-month period ended June 30, 2021 was $13,720, a $91,244 improvement compared to the expense of ($77,524) for the same period in 2020. The majority of the improvement is attributable to the $59,500 gain on forgiveness of the initial PPP loan obtained and a $29,760 reduction in interest expense.

A net loss of $307,785 was realized for the six months ended June 30, 2021. A net loss of $433,606 was realized for the six-month period ended June 30, 2020.

The chart below represents a summary of our condensed consolidated balance sheets at June 30, 2021 and December 31, 2020.

SUMMARY OF BALANCE SHEET INFORMATION

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$12,012	$-
Total current assets	44,507	22,807
Total assets	4,941,805	4,921,225
Total liabilities	3,275,683	2,947,318
Accumulated deficit	(29,702,456)	(29,394,671)
Total stockholder’s equity	$1,666,122	$1,973,907

Cash at June 30, 2021 was $12,012. At December 31, 2020 there was a bank overdraft of $19,650 shown as a liability. The positive cash is due to the receipt of $200,000 in loans during the six-month period, coupled with the receipt of a second PPP loan in the amount of $59,500. Our non-current assets decreased at June 30, 2021 due to the depreciation of property and equipment.

Total liabilities increased by $328,366 at June 30, 2021. The increase was due primarily to the $200,000 loans received, the $59,500 PPP loan and $90,000 accrued for marketing services, as well as interest on notes and payroll accruals.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer. Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the six-month period ended June 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Part II Exhibits

No.	Description
3(i).1	Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)
3(i).2	Certificate of Amendment to Flexpoint Certificate of Incorporation, dated October 11, 2019 (Incorporated by reference to exhibit 3(i).2 of Form 8-K, filed October 15, 2019)
3.2	Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1	Office Building Lease between Flexpoint Sensor Systems and FGBP, LLC, dated December 9, 2019 (Incorporated by reference to exhibit 10.1 of Form 10-K, filed March 30, 2020)

10.2	Exclusive License Agreement between Flexpoint Sensor Systems and subVo, LLC, dated June 19, 2019. (Incorporated by reference to exhibit 10.2 of Form 10-Q, filed August 14, 2019)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: August 17, 2021

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer