Form 10-Q
period 2021-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2021-11-15
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock was 114,396,242 as of November 15, 2021.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2021, the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2020 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on March 31, 2021. The results of operations for the nine months ended September 30, 2021 and 2020, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance for bad debts of $105,790 and $105,790	49,957	8,173
Deposits and prepaid expenses	25,832	14,634
Total Current Assets	75,789	22,807
Long-Term Deposits	13,624	50
Property and Equipment, net of accumulated depreciation
of $597,173 and $595,723	-	1,451
Goodwill	4,896,917	4,896,917
Total Assets	$4,986,330	$4,921,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$18,776	$19,650
Accounts payable	251,399	233,073
Accounts payable – related party	10,000	5,200
Accrued liabilities	2,090,416	1,846,382
Current portion of notes payable	360,000	55,000
Convertible notes payable	510,000	510,000
Convertible notes payable to related party	218,513	218,513
Total Current Liabilities	3,459,104	2,887,818
Long-term Liabilities
Notes payable, net of current portion	-	59,500
Convertible notes payable to related party, net of discount of $-0- and $-0-	-	-
Total Liabilities	3,459,104	2,947,318

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 200,000,000 shares authorized;
114,396,242 and 99,713,464 shares issued and outstanding, respectively	114,396	99,713
Common stock to be issued	-	385,929
Additional paid-in capital	31,254,182	30,882,936
Accumulated deficit	(29,841,352)	(29,394,671)
Total Stockholders' Equity	1,527,226	1,973,907
Total Liabilities and Stockholders' Equity	$4,986,330	$4,921,225

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Design, Contract and Testing Revenue	$55,823	$24,938	$155,667	$106,236

Operating Costs and Expenses
Cost of revenue	6,089	12,572	29,541	42,074
Administrative and marketing expense	172,195	132,783	420,410	393,042
Research and development expense	51,379	80,070	201,061	227,689

Total Operating Costs and Expenses	229,663	225,425	651,012	662,805

Net Operating Income (Loss)	(173,840)	(200,487)	(495,345)	(556,569)

Other Income and Expenses
Interest expense	(24,557)	(40,373)	(72,589)	(118,165)
Interest income	1	15	3	283
Gain (Loss) on extinguishment/forgiveness of debt	59,500	-	119,000	-
Gain (Loss) on sale of assets	-	-	2,250	-

Total Other Income (Expense)	34,944	(40,358)	48,664	(117,882)

Net Income (Loss)	$(138,896)	$(240,845)	$(446,681)	$(674,451)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and Diluted Weighted-Average Common Shares Outstanding	114,396,242	99,713,464	113,320,581	99,713,464

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2021

	Common Stock		Additional	Common Stock	Accumulated	Total Stockholder
	Shares	Amount	Paid-in Capital	to be Issued	Deficit	Equity

Balance – December 31, 2020	99,713,464	$99,713	$30,882,936	$385,929	$(29,394,671)	$1,973,907

Common stock issued in full settlement of stock conversion	14,682,778	14,683	371,246	(385,929)	-	-

Net loss – three months ended March 31, 2021	-	-	-	-	(211,467)	(211,467)

Balance – March 31, 2021	114,396,242	$114,396	$31,254,182	$-	$(29,606,138)	$1,762,440

Net loss – three months ended June 30, 2021	-	-	-	-	(96,318)	(96,318)

Balance – June 30, 2021	114,396,242	$114,396	$31,254,182	$-	$(29,702,456)	$1,666,122

Net loss – three months ended September 30, 2021	-	-	-	-	(138,896)	(138,896)

Balance – September 30, 2021	114,396,242	$114,396	$31,254,182	$-	$(29,841,352)	$1,527,226

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	99,713,464	$99,713	$30,872,733	$(28,787,605)	$2,184,841

Net loss – three months ended March 31, 2020	-	-	-	(254,663)	(254,663)

Balance – March 31, 2020	99,713,464	$99,713	$30,872,733	$(29,042,268)	$1,930,178

Net loss – three months ended June 30, 2020	-	-	-	(178,943)	(178,943)

Balance – June 30, 2020	99,713,464	$-	$-	$(29,221,211)	$1,751,235

Beneficial conversion feature upon issuance of convertible notes payable	-	-	2,000	-	2,000

Net loss – three months ended September 30, 2020	-	-	-	(240,845)	(240,845)

Balance – September 30, 2020	99,713,464	$99,713	$30,874,733	$(29,462,056)	$1,512,390

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(446,681)	$(674,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,451	1,679
Amortization of discount on note payable	-	800
Gain on forgiveness of debt	(119,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(41,784)	(41,692)
Prepaid expenses and other assets	(24,773)	(732)
Accounts payable	18,325	52,482
Accounts payable – related parties	4,800	3,003
Accrued liabilities	244,036	305,733
Net Cash Provided by (Used) in Operating Activities	(363,626)	(353,178)

Cash Flows from Financing Activities:
Proceeds from borrowings under note payable	-	109,500
Proceeds from (payment of) bank overdrafts	(874)	63,674
Proceeds from borrowing under convertible note payable	384,500	10,000
Payment on loans payable	(20,000)	-
Net Cash Provided by Financing Activities	363,626	183,174

Net Change in Cash and Cash Equivalents	-	(170,004)
Cash and Cash Equivalents at Beginning of Period	-	170,004
Cash and Cash Equivalents at End of Period	$-	$-

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental non-cash Financing and Investing Activities
Common stock issued for subscription payable	$385,929	$-
Debt discounts on convertible notes payable	$-	$2,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Nature of Operations – The Company moved its location from Draper, Utah to West Jordan, Utah during the quarter. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through September 30, 2021, the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design, development engineering and manufacturing generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project, or the appropriate portion of the contract to meet scheduled deliveries is completed and shipped, and accepted by the customer, at which time the entire contract price, or the appropriate portion of the contract, is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances. The balance in the allowance account was $105,790 and $105,790 in the periods ended September 30, 2021 and December 31, 2020, respectively.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the nine-month period ended September 30, 2021 and during the year ended December 31, 2020. Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology. Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. Under similar analysis there was no impairment charge taken during the nine-month period ended September 30, 2021 and during the year ended December 31, 2020.

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

A part of our customer base is made up of international customers. The table below allocates revenue between domestic and international customers. The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

Three months ended:	September 30, 2021			September 30, 2020
Segments	Consumer Products	Long-term Contract	Total	Consumer Products	Long-term Contract	Total
Domestic	$631	-	631	$10,123	-	10,123
International	55,192	-	55,192	14,815	-	14,815
	$55,823	-	55,823	$24,938	-	24,938

Components	55,823	-	55,823	21,938	-	21,938
Engineering Services	-	-	-	3,000	-	3,000
	$55,823	-	55,823	$24,938	-	24,938

Nine months ended:	September 30, 2021			September 30, 2020
Segments	Consumer Products	Long-term Contract	Total	Consumer Products	Long-term Contract	Total
Domestic	$25,953	-	25,953	$38,842	-	38,842
International	129,714	-	129,714	67,394	-	67,394
	$155,667	-	155,667	$106,236	-	106,236

Components	154,667	-	154,667	38,842	-	38,842
Engineering Services	1,000	-	1,000	67,394	-	67,394
	$155,667	-	155,667	$106,236	-	106,236

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2021 and 2020 there were outstanding common share equivalents (options and convertible notes payable) which amounted to 17,495,682 and 25,987,114 of common stock, respectively. These common share equivalents were not included in the computation of diluted earnings per share for the nine-month periods ended September 30, 2021 and 2020 as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk – The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable. During the nine-month period ended September 30, 2021, two customers represented 65% of sales and one customer represented 67% of accounts receivable. The Company has a strong ongoing relationship with these customers with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

NOTE 2 – GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $29,841,352 at September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

During the nine months ended September 30, 2021, the Company received thirteen payments of $25,000 each, for a total of $325,000, from one of the convertible note holders in Note 4, as working capital loans to enable the Company to meet its obligations for operating expenses. While it is the intent of both parties to enter into a convertible note, of which these payments will be a part, no terms, either as to conversion rate, interest rate, or maturity date have been agreed upon as of this date. Until such agreement is reached the balance of $325,000 as of September 30, 2021 is unsecured, non-interest bearing and due on demand.

In August 2020 the Company received $50,000 from a large shareholder to meet operating expenses. The shareholder indicated that he would want the $50,000 loan repaid when the Company was in a position to do so. The shareholder subsequently provided an additional $5,000, for a total loan of $55,000. The balance is non-interest bearing and due on demand. During the nine-month period ended September 30, 2021, $20,000 of the loan was repaid to the shareholder, leaving a remaining balance of $35,000 which is non-interest bearing and due on demand.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible Note Payable

At September 30, 2021, there are notes outstanding with principal balances which total $510,000. Of the notes, $470,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.05 to $0.07 per share. $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director, at a rate of $0.20 per share. That note was due on December 31, 2015 and bears a default interest rate of 10%. The notes are in default and interest is accrued at the default rate.

Convertible Note Payable - Related Party

At September 30, 2021, there are notes outstanding with two directors of the Company with balances of $164,257 and $54,257, respectively. The notes bear an 8% annual rate of interest with a 12% default rate and are convertible into shares of restricted common stock. Of the notes, $114,514 is convertible into shares of restricted common stock at $0.07 per share and $104,000 of the notes are convertible at $0.06 per share. All of these notes have a maturity date of March 31, 2021. An amendment is being prepared to extend the maturity date. Therefore the default rate of interest is not used in accruing interest due on these notes.

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

As of the years ended December 31, 2005 through 2020, the Company recognized a total of $2,451,971 of stock-based compensation expense, which includes charges of $8,203 in 2020, leaving $0 in unrecognized expense as of December 31, 2020. There were 1,900,000 employee stock options outstanding at September 30, 2021.

A summary of all employee options outstanding and exercisable under the plan as of September 30, 2021 is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of period	1,900,000	$0.05	4.65	$--
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	1,900,000	$0.05	3.90	$--
Exercisable at the end of Period	1,900,000	$0.05	3.90	$--

NOTE 6 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 200,000,000 shares of common stock with a par value of $0.001 per share authorized. At September 30, 2021 and December 31, 2020, there were 114,396,242 and 99,713,464 shares of common stock issued and outstanding, respectively. The Company issued 14,682,778 shares of restricted common stock during the nine months ended September 30, 2021 for the retirement of convertible notes and accrued interest. The conversion notice was received in 2020 and the appropriate accounting was recorded. However, the certificates were not issued until the first quarter of 2021 in satisfaction of the Company’s obligations.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company currently occupies approximately 8,029 square feet of office and manufacturing space from D&M Management, Inc. The building is located in a commercial area in West Jordan, Utah. The Company entered into a lease for this facility on August 17, 2021. The lease entered into is a twelve month lease with a provision that, upon 90 days' notice prior to the end of the initial term and upon a 90 days' notice prior to the end of the initial term, the lease may be extended for an additional five years on the same terms and conditions. The basic lease rate for Year 1 is $6,787 per month. Should the Company elect to extend the lease, the lease rate for the initial year will be at the market rate at the time of renewal and will continue with 3% increases throughout the four-year renewal period. The Company evaluated the existing lease under the new lease accounting standard and determined that it was a short-term lease due to the fact that there is no obligation beyond the initial year should the Company not elect to extend the lease.

NOTE 8 – RELATED PARTY TRANSACTIONS

At September 30, 2021, there was $10,000 payable to the Chief Executive Officer. At December 31, 2020, the Company had amounts of $5,200 payable to its Chief Executive Officer for funds provided to meet the operating expense obligations of the Company.

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

None.

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

In July 2021 we announced the addition of key resellers and partners in the Pacific Rim. These are companies Flexpoint has done business with in the past, and these moves strengthen and expand the strategic nature of the relationships. We are realizing new orders from them and anticipate additional immediate and significant volume purchases which will propel us further into existing key markets, as well as expand the reach of the Bend Sensor® technology into new vertical markets and geographies.

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

In August 2021 we announced that the Company has entered into an agreement with a leading manufacturer of autonomous vehicles for the design and production of an impact detection system utilizing Flexpoint’s patented Bend Sensor® technology. This manufacturer is a significant player in autonomous vehicle development and production. The initial order will be delivered within 45 days with the probability of larger scale production occurring during 2022.

In September 8, 2021, we announced that they have recently entered into a new agreement with a major automotive manufacturer for the design and production of parts to be utilized in the finalization of an innovative application of Flexpoint’s technology for cars and trucks to maximize the ride quality of the vehicle. We believe this application will provide significant cost savings over existing systems and lead to wide spread application of this technology.

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

On June 15, 2020, Flexpoint announced its largest order from Manus VR https://manus-vr.com/, consisting of 1,000 pairs of sensors for gloves to be phased into three deliveries. All of the products ordered have been delivered. We have recently received an even larger order for 3,200 sensors from Manus VR. We delivered the first 800 sensors during the second quarter of 2021 and the remaining 2,400 sensors were produced and delivered during the third quarter of 2021. The Company’s Bend Sensor® continues to be a part of the world’s most trending sectors, one being the VR/AR market. The VR/AR industry is predicted to reach more than $25 billion by 2025 and show steady growth, thereafter.

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

On October 18, 2018, the Company announced it had signed a five-year manufacturing and supply agreement with Counted LLC. Counted LLC conceived of a medication delivery monitoring system and dispensing monitoring system. Flexpoint designed and produced the monitoring system with Flexpoint features, Flexpoint technology and Flexpoint designed electronics to track and report the dispensing of medications in real time. The information has the potential to be transmitted to physicians, pharmacists and government agencies. Prototypes have been built and successfully tested with additional production and testing continuing. Currently Counted has recently indicated that they have financing and are moving forward on the project.

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

LIQUIDITY AND CAPITAL RESOURCES

The challenges posed by the Pandemic in the United States and global economies increased significantly as the year progressed. Since the onset of the Pandemic, our top priority has been the health and safety of our employees. During this difficult time, we have worked to ensure that our customers continue to receive quality, personalized service.

The Pandemic negatively impacted our revenue during the first nine months of 2021. At this time, it is impossible to accurately predict when this will end. Many of our clients, to protect their employees, have sharply curtailed operations and have most employees working from home. The long-term impact of the Pandemic is difficult to assess at this point, as it will be dependent on how rapidly our clients can resume their business operations and place orders with us for the needed sensors incorporated into their products.

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

In 2021, we relied on the proceeds of loans and convertible notes from existing shareholders, private placements of our common stock, and fees obtained under licensing agreements. The balances of the convertible notes have a combined total of $1,053,513 as of September 30, 2021. The notes have an annual interest rate of 8% to 10% and default rates of 10% to 15%, have various maturity dates, and are secured by the Company’s business assets.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2021 consisted of our operating lease of $6,787.00 per month, and total liabilities of $3,459,104, which includes $1,053,513 of convertible notes payable. Accrued liabilities at September 30, 2021, were $2,090,416 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

In August 2020 the Company received $50,000 from John Kelley, a large shareholder, to meet operating expenses. Mr. Kelly indicated that he would want the $50,000 loan repaid when the Company was in a position to do so. Mr. Kelly subsequently provided an additional $5,000, for a total loan of $55,000. This loan has not formally been documented by a note at the time of this filing, and there is no term or interest on the note. During the nine-month period ended September 30, 2021, $20,000 of the loan was repaid to Mr. Kelly, leaving a remaining balance of $35,000.

The Company has a few major customers who represent a significant portion of revenue and accounts receivable. During the nine months ended September 30, 2021, two customers represented 65% of sales and one customer represented 67% of accounts receivable. The Company has a strong ongoing relationship with these customers with scheduled product deliveries extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates of particular significance in our financial statements include goodwill and the annual tests for impairment of goodwill and long-lived assets and valuing stock option compensation.

Goodwill - The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized; therefore, we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value-based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its net assets. The test requires various judgments and estimates. During 2020 and for the nine months ended September 30, 2021, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2020, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets that has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

Valuation of Long-lived Assets - We test long-lived assets for impairment annually or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long-lived assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Impairment tests are conducted on an annual basis and, should they indicate a carrying value in excess of fair value, a charge may be required.

Stock-based Compensation - Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. In addition, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the nine-month periods ended September 30, 2021 and 2020, we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

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

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2021 and 2020, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2020 and 2019.

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

SUMMARY OF OPERATING RESULTS

	Three-month period ended
	September 30, 2021	September 30, 2020
Manufacturing, design, licensing and contract revenue	$55,823	$24,938
Total operating costs and expenses	229,663	225,425
Net other income (expense)	34,944	(40,358)
Net loss	(138,896)	(240,845)
Basic and diluted loss per common share	$(0.00)	$(0.00)

For the three months ending September 30, 2021, revenue was $55,823, an increase of $30,885 when compared to the same period in 2020. The majority of the revenue variance for this period is attributable to the unfilled demand resulting from the Pandemic.

Of the $229,663 and $225,425 total operating costs and expense for the three months ending September 30, 2021 and 2020, respectively, $51,379 and $80,070 were for direct research and development cost, respectively. For the three months ended September 30, 2021, total operating expenses increased by $4,238 when compared to the same period in 2020, moving expenses of $20,943 comprising the increased expense level.

Other income for the three-month period ended September 30, 2021 was $34,944, a $75,302 improvement compared to the same period in 2020. The majority of the improvement is attributable to the $119,000 gain on forgiveness of debt realized from the forgiveness of the initial PPP loan obtained.

A net loss of $138,896 was realized for the three months ended September 30, 2021. A net loss of $240,845 was realized for the three-month period ended September 30, 2020.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

SUMMARY OF OPERATING RESULTS

	Nine-month period ended
	September 30, 2021	September 30, 2020
Manufacturing, design, licensing and contract revenue	$155,667	$106,236
Total operating costs and expenses	651,012	662,805
Net other income (expense)	48,664	(117,882)
Net loss	(446,681)	(674,451)
Basic and diluted loss per common share	$(0.04)	$(0.01)

For the nine months ending September 30, 2021, revenue was $155,667, an increase of $49,431 when compared to the same period in 2020. The majority of the revenue variance for this period is attributable to businesses resuming operations after the slowdown created by the Pandemic.

Of the $651,012 and $662,805 total operating costs and expense for the nine months ending September 30, 2021 and 2020, respectively, $201,061 and $227,689 were for direct research and development cost, respectively. For the nine months ended September 30, 2021, total operating expenses decreased by $11,793 when compared to the same period in 2020. The decrease would have been $34,928 were it not reduced by the $23,135 moving expenses incurred during September 2021.

Other income (expense) for the nine-month period ended September 30, 2021 was $48,664, a $166,546 improvement compared to the expense of ($117,882) for the same period in 2020. The majority of the improvement is attributable to the $119,000 gain on forgiveness of the initial PPP loan obtained and a $45,576 reduction in interest expense.

A net loss of $446,681 was realized for the nine months ended September 30, 2021. A net loss of $674,451 was realized for the nine-month period ended September 30, 2020.

The chart below represents a summary of our condensed consolidated balance sheets at September 30, 2021 and December 31, 2020.

SUMMARY OF BALANCE SHEET INFORMATION

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$-	$-
Total current assets	75,790	22,807
Total assets	4,986,331	4,921,225
Total liabilities	3,459,105	2,947,318
Accumulated deficit	(29,841,352)	(29,394,671)
Total stockholder’s equity	$1,527,226	$1,973,907

At September 30, 2021 there was a bank overdraft of $18,776, which is shown as a current liability. At December 31, 2020, there was a bank overdraft of $19,650 shown as a current liability. Our non-current assets decreased at September 30, 2021 due to the depreciation of property and equipment.

Total liabilities increased by $511,786 at September 30, 2021. The increase was due primarily to the $325,000 loans received, $90,000 accrued for marketing services, as well as interest on notes and payroll accruals.

INFLATION

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer. Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the nine-month period ended September 30, 2021.

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

There have been no changes in internal control over financial reporting during the nine months of 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Part II Exhibits

No.	Description
3(i).1	Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)
3(i).2	Certificate of Amendment to Flexpoint Certificate of Incorporation, dated October 11, 2019 (Incorporated by reference to exhibit 3(i).2 of Form 8-K, filed October 15, 2019)

3.2	Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
10.1	Modified Gross Lease Agreement between Flexpoint Sensor Systems and D&M Management Inc., dated August 17, 2021 (Incorporated by reference to exhibit 10.1 of Form 8-K, filed September 29, 2021)
10.2	Exclusive License Agreement between Flexpoint Sensor Systems and subVo, LLC, dated June 19, 2019. (Incorporated by reference to exhibit 10.2 of Form 10-Q, filed August 14, 2019)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: November 15, 2021

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer