Form 10-K
period 2021-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2022-03-31
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period ___to___

Commission file number: No. 0-24368

FLEXPOINT SENSOR SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0620425
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

5718 W Dannon Way, Suite B, West Jordan, Utah	84081
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 801-568-5111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

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

Yes ☐ No ☒

The aggregate market value of 104,990,446 shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.05), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $5,369,126.

The number of shares outstanding of the registrant’s common stock, as of March 31, 2022, was 125,557,174.

Documents incorporated by reference: None

Item 8.Financial Statements and Supplementary Data	17

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

During 2021 we focused our marketing efforts on a number of larger domestic and international companies that have applications which have the potential to greatly increase the volume of sensors we are currently manufacturing. As of the date of this report, the Company had a number of global commercial partners covering a variety of different products. In coordination with its partners, the Company introduced several new products during the year. Management believes this growth in sales channels will allow the Company to grow at an increasingly accelerated rate over the next several quarters.

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

The Company continues to develop relationships in a number of application fields. Flexpoint has established relationships with several medical IoT vendors. These include companies like Neofect and Gloreha; all with a focus on medical rehabilitation with a different approach. Products from these companies range from gloves to prosthetics to virtual reality, all with the intention of improving medical health or medical rehab.

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

We also announced that Flexpoint continues to work with Resellers/Channel partners such as RobotShop, which has been a steady contributor of purchase orders throughout the past three years. We also receive orders from others, such as Shopify, PayPal, Amazon, and from orders placed on our website. Flexpoint is currently in the process of formalizing reseller agreements with international partners that have committed to develop markets for our sensors in their countries. We are working to increase this market area as it provides effective and significant growth and scale.

In addition to the sale of our products and engineering and design services, we also may consider generating revenues through licensing our unique technology for field of use or territory. We will attempt to negotiate each license agreement to contain a provision for either first right of refusal to manufacture, or royalty provisions for specific products or applications, or both. We have continued to concentrate our marketing efforts on sensors and electronics which we consider to be quick-to-market production orders, and on engineering services that have generated limited, but immediate, revenues that have provided cash flow and name recognition. We have also continued our marketing efforts in the automotive industry. Due to the size and the numerous regulations inherent in the automotive industry, it requires a significantly longer time to develop and acquire approvals for new technologies. However, as there are high volumes and long-term contracts associated within the automotive industry, we anticipate that this industry will potentially generate significant long-term revenue streams.

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

Swell Sensor

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

Batteries become over heated, over charged, or simply fail due to old age. When this occurs, it’s possible for the inner cells of the battery to outgas a flammable electrolyte mixture, causing the battery to swell. The FlexpointBXS Sensor addresses the swollen battery effect, as batteries are designed to contain as a failsafe the measure of out gassing. The Flexpoint Swell Sensor detects the condition, effectively shutting down the short circuit. Without this type of detection, some batteries can eventually reach temperatures over 1000º F. Designed to detect the dangerous expansion and stop a Lithium ion or Lithium polymer battery from charging or discharging, the Flexpoint battery expansion sensor was created to prevent thermal runaway (this is how most battery fires occur). The battery expansion sensor can detect a swollen battery and take appropriate action, effectively shutting it down and sending a notice to the user that the battery is no longer safe.

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

Monitoring Systems

In October, 2018, the Company announced it had signed a five-year manufacturing and supply agreement with Counted LLC. Counted LLC conceived of a medication delivery monitoring system and dispensing monitoring system. Flexpoint designed and produced the monitoring system with Flexpoint features, Flexpoint technology and Flexpoint designed electronics to track and report the dispensing of medications in real time. The information has the potential to be transmitted to physicians, pharmacists and government agencies. Prototypes have been built and successfully tested with additional production and testing continuing. Counted LLC is currently raising capital to complete the development and testing necessary software to bring the product to market.

Glove Systems

In the rapidly growing and emerging wearables space, Flexpoint has recently received additional purchase orders from multiple glove manufacturers across various market sub-segments, including medical, gaming and virtual reality. The “speed to market” commercialization plans of these companies are driving this increased order volume. Flexpoint is aggressively going after this evolving market. The Pandemic has slowed the orders and, while we cannot predict when the influence of the Pandemic will end, we have seen a recent increase in both the size and number of orders and expect this pattern to continue and increase throughout the remainder of 2022 following a return to business. In aggregate, Bend Sensor® wearables order volumes are expected to number in the tens of thousands in 2022. The wearables market segment is clearly one where our technology is easily adapted and truly illustrates our technological differentiation. Flexpoint’s willingness and ability to customize sensors for these innovative companies and deliver them at a competitive price point allows us to deliver real value to our customers.

On June 15, 2020, Flexpoint announced its largest order from Manus VR https://manus-vr.com/, consisting of 1,000 pairs of sensors for gloves to be phased into three deliveries. All of the products ordered have been delivered. In early 2021 we received an even larger order for 3,200 sensors from Manus VR. We delivered the first 800 sensors during the second quarter of 2021 and the remaining 2,400 sensors were produced and delivered during the third quarter of 2021. The Company’s Bend Sensor® continues to be a part of the world’s most trending sectors, one being the VR/AR market. The VR/AR industry is predicted to reach more than $25 billion by 2025 and show steady growth, thereafter.

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

Other

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

In the VR/VA market space, orders of increasing size and frequency were received during 2021 and additional orders are expected in the first quarter of 2022 from Manus VR and Neofect as they strive to fulfill production orders. Flexpoint also received orders from other global VR/AR customers during the last quarter of 2021 and the first quarter of 2022. It is expected that these orders will increase as the impact of the Pandemic enables businesses to resume normal operations.

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

Automotive Products

For the past several years, we have been in negotiations with several Tier 1 suppliers and OEMs and have proved the benefit and capabilities of the Bend Sensor® technology in the automotive industry.

In May 2021, Flexpoint announced that this manufacturer had formalized a Joint Development and Supply Agreement between Flexpoint Sensor Systems, Inc. and De Amertek Corporation. The companies will work together and collaborate to develop electronics with integrated sensor technologies for an occupant classification system and other automotive products. We are currently collaborating on three separate projects with domestic and foreign automotive manufacturers. De Amertek is a leading designer and manufacturer of microelectronics and one of the most specialized sources of custom-made electronic modules. Headquartered in Chicago, IL, its world-class manufacturing facility and supply chain network exceeds customer expectations in quality, delivery, service and time to market. De Amertek is making way for futuristic developments and setting trends in the technology world.

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

Additionally, we have seen significant market interest and the recent adoption of a variety of sensor applications including the Flexpoint seat occupancy sensor and the companies’ more sophisticated, Occupant Classification System (OCS), along with integration of the Impact Detection System. We are currently working with both North American and foreign automotive manufacturers on these systems. These companies include Fortune 500 automotive manufacturers as well as new, well financed companies in the EV and Autonomous Driving vehicle market spaces. We look forward to announcing production agreements with our partners and their anticipated production schedules as the agreements are formalized. We are also working on entering into an arrangement with a large after-market seller for seat products.

Flexpoint is also involved in the following products for the automotive industry:

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

While introduction of the electronics for the product has been delayed, we expect to have the product available for delivery in 2022. Bend Tech is beginning to finalize partnerships with larger companies already involved in the athletic shoe industry for distribution.

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

In the medical electronics field, our competitors are the potentiometer manufacturers. In the auto seat field, our competitors are the numerous capacitive, piezo, infrared, force sensor resister and ultrasonic sensor manufacturers.  Such competitors may use their economic strength and relationships to influence the market to continue to buy their existing products.  One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with our products.  New competitors may emerge and may develop products and capabilities which compete directly with our products.  No assurance can be given that we will be successful in competing in the industries identified or in other industries that would benefit from our Bend Sensor® technology.

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

MAJOR CUSTOMERS

Currently, we have a limited customer base and for the year ending 2021 three customers represented approximately 76% of the Company’s revenue.

EMPLOYEES

As of the date of this filing we have three full time employees, one part-time employee, and we employ three to five sub-contractors and multiple consultants. Until we are under full production with some of our products, we will continue to use sub-contractors and consultants which helps to keep our overall labor cost to a minimum. Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

AVAILABLE INFORMATION

Additional information is available on our website at www.flexpoint.com

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

ITEM 2.   PROPERTIES

We currently occupy approximately 8,029 square feet of office and manufacturing space leased from D&M Management, Inc. The building is located in a commercial business district in West Jordan, Utah, which consists primarily of high-tech manufacturing firms and it is located adjacent to a major intersection, allowing easy access to Utah’s main interstate highway. The lease is for a period of twelve months with a 90-day notice clause if our intent is to renew the lease for additional periods.

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

HOLDERS

As of March 25, 2022, we had approximately 481 stockholders of record of our common stock, which does not include “street accounts” of securities brokers. Our transfer agent is Standard Registrar & Transfer Co., Inc., located in Salt Lake City, Utah.

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

RECENT SALES OF UNREGISTERED SECURITIES

On March 15, 2022, Capital Communications converted two notes into shares of the Company’s restricted common stock. One note was entered into on April 10, 2018 in the amount of $200,000 which had a principal balance of $210,000 and interest accrued but unpaid of $74,775. The second note was entered into on September 10, 2020 in the amount of $245,000 and had accrued and unpaid interest of $28,271. Both of the notes provided for conversion rates at $0.05 per share. The conversion resulted in the issuance of 11,160,931 shares of restricted common stock. The conversion will be reported in the results of the three months ending March 31, 2022. We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. RESERVED

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

For the past twelve months we have relied on the proceeds of convertible loans from existing shareholders, funds received under the Paycheck Protection Program and proceeds from sales. During 2021 and 2020, the Company secured financing to fund its operations by issuing additional convertible notes to Capital Communications LLC, First Equity Holdings and officers, the balances of which were $930,000 and $510,000 as of December 31, 2021 and 2020, respectively, net of $-0- and $540,000 in notes converted to shares of restricted common stock in 2021 and 2020, respectively. The notes have an annual interest rate of 10% and default rate of 15%, have various maturity dates, and are secured by the Company’s business assets.

Management believes that our current cash burn rate is approximately $60,000 per month and that proceeds from additional convertible notes and estimated revenues for engineering design and prototype products will be sufficient to fund the next twelve months of operations. Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our current purchase orders and anticipated purchase orders over the next twelve months our projected revenues by the end of 2021 are anticipated to cover our projected operating expenses, based on our current burn rate. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will meet the volumes that we anticipate.

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

Finalizing long-term, constant revenue generating production contracts with our existing and other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term production contracts. This process has been impacted by the recent Pandemic and we are unable to determine what the long-term effect of these impacts will be at this time. We must continue to obtain funding to operate and expand our operations so that we can deliver our unique Bend Sensor® and Bend Sensor® related technologies and products to the market. Management believes that even though we are making positive strides forward with our business plan we will need to raise additional operating capital

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2021 consist of total current liabilities of $3,634,168, which includes $728,513 in convertible notes.

We currently occupy approximately 8,029 square feet of office and manufacturing space leased from D&M Management, Inc. The building is located in a commercial business district in West Jordan, Utah which consists primarily of high-tech manufacturing firms and it is located adjacent to a major intersection, allowing easy access to Utah’s main interstate highway. The lease is for a period of twelve months with a 90-day notice clause if our intent is to renew the lease for additional periods. We pay $6,787 per month for this lease.

Our total current liabilities include accounts payable of $226,447 related to normal operating expenses, including health insurance, utilities, production supplies, legal expenses and travel expense.  Accrued liabilities at December 31, 2021, were $2,203,727 and were related to payroll tax liabilities, tax expenses, accrued interest, investor relations consulting, and accrued Paid Time Off, a combination vacation-sick leave policy, and amounts due to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its former subsidiaries, Sensitron, Inc. and Flexpoint International, LLC, and should be read in conjunction with our audited financial statements for the years ended December 31, 2021 and 2020.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS

	For the year ended	For the year ended
	December 31, 2021	December 31, 2020
Engineering, contract, licensing and testing revenue	$210,249	$99,438
Total operating costs and expenses	(923,523)	(895,239)
Net other income (expense)	25,572	188,735
Net loss	(687,702)	(607,066)
Basic and diluted loss per common share	$(0.01)	$(0.01)

Our revenue for 2021 increased $110,811 as compared to 2020. The increase resulted from increased product sales and development fees. The increase of our revenue was primarily derived from the manufacturing of sensors for the wearable and toy industries, design and development engineering, prototype products and sales of our fully integrated products. Revenue from research and development engineering and prototype product contracts is generally recognized as the services are provided and accepted by the customer. Revenue from the sale of a product is recorded at the time of shipment to the customer. Management anticipates that revenue will increase as we continue to provide engineering services and our customers continue to order more frequently and in larger quantities.

Total operating costs and expenses were $923,523 in 2021 compared to $895,239 in 2020. Administrative and marketing expenses for 2021 include $34,669 in moving expenses. As we are working to commercialize products and establish distribution channels, we are also working to bring greater efficiencies and cost reductions to our operations.

For the year ending December 31, 2021 net other income was $25,572. This compares to other income of $188,735 in 2020. Other income is comprised primarily of interest expense of $96,983 in 2021, offset by $119,000 in gain on forgiveness of PPP loans. Other income of $443,636 was offset in part by $255,185 in interest expense in 2020.

As we continued to mature into a manufacturing company our engineering design and production revenues increased. As we expand and sell our existing suite of products, and as we grow the relationship with our customers, we expect this trend to continue in the future. We are not able to guarantee that our operating losses will be reduced in the short term. The chart below presents a summary of our consolidated balance sheets at December 31, 2021 and 2020.

SUMMARY OF BALANCE SHEET INFORMATION

	Year ended December 31, 2021	Year ended December 31, 2020
Cash and cash equivalents	$402	$-
Total current assets	9,832	22,807
Total assets	4,920,373	4,921,225
Total liabilities	3,634,168	2,947,318
Accumulated deficit	(30,082,373)	(29,394,671)
Total stockholder’s equity	$1,346,205	$1,973,907

Cash and cash equivalents were $402 in 2021 compared to an overdraft of $19,650 in 2020, an increase of $20,052. The cash increase in 2021 is attributable to the funds raised to cover operating expenses. Until such time as our revenue increases, cash to fund our operations will be our most critical factor. As we expand our customer base and product offerings, we will need to raise additional operating capital during 2022. It is expected that this will be accomplished by securing additional loans from related parties and existing shareholders, through the private placement of stock, or through the licensing of our technology. We anticipate that we will need to raise approximately $500,000 to $800,000 in funding to support our existing operations and our anticipated growth during 2022.

Our current assets decreased to $4,342 during the year ending December 31, 2021 compared to $22,807 during the same period in 2020. This decrease is primarily due to a decrease of $13,574 in deposits. The increase in our non-current assets at December 31, 2021 compared to 2020 is due to a long-term rent deposit. Our fixed assets and patents and proprietary technology are all fully amortized.

Accrued liabilities increased at December 31, 2021 by $357,345 when compared to December 31, 2020. The increase is primarily due to the accrual of interest expense related to notes payable and accrued consulting fees. Total liabilities increased by $686,850 at December 31, 2021 due to the aforementioned increase in accrued liabilities and the increase in convertible notes payable as notes were issued to provide funds to meet operating expenses, offset in part by the retirement of the PPP loan through forgiveness of debt.

TRANSACTIONS WITH RELATED PARTIES

At December 31, 2021 and 2020, the Company had accounts payable of $20,481 and $5,200 to its Chief Executive Officer for reimbursement of various operating expenses paid by him and a loan which he made the Company.

During 2019, the Company and the Company’s CEO and the Chairman of the Board agreed to convert $17,000 and $22,000, respectively, of accounts payable into convertible debt bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. At December 31, 2021 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to the CEO and the Chairman of the Board of the Company, respectively. Of the total balance, $114,514 are convertible notes bearing an 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible notes payable related parties have a maturity date of March 31, 2022.

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

We annually test long-lived assets for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2021 or the twelve months ended December 31, 2020. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation. The pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2021 and 2020 we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options that will be recognized based upon the current grants issued.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 3627)

To the Board of Directors and Shareholders of Flexpoint Sensor Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc.(“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year periodended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits providea reasonable basis for our opinion.

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

Goodwill Impairment Assessment

As described in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently, if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2021. The Company considers the entity as a whole to be its single reporting unit.

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

Draper, UT

March 31, 2022

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$402	$-
Accounts receivable, net of allowance of $105,790 and $105,790	8,918	8,173
Deposits and prepaid expenses	512	14,634
Total Current Assets	9,832	22,807
Long-Term Deposits	13,624	50
Property and Equipment, net of accumulated depreciation of $597,174 and $595,723	-	1,451
Patents and Proprietary Technology, net of accumulated amortization of $974,045 and $974,045	-	-
Goodwill	4,896,917	4,896,917
Total Assets	$4,920,373	$4,921,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$-	$19,650
Accounts payable	226,447	233,073
Accounts payable - related party	20,481	5,200
Accrued liabilities	2,203,727	1,846,382
Notes payable – due on demand	455,000	55,000
Convertible notes payable	510,000	510,000
Convertible notes payable – related party	218,513	218,513
Total Current Liabilities	3,634,168	2,887,818
Long-term Liabilities
Notes payable, net of current portion	-	59,500
Total Liabilities	3,634,168	2,947,318

Commitments and contingencies
Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock – $0.001 par value; 200,000,000 shares authorized; 114,396,242 shares and 99,713,464 shares issued and outstanding, respectively	114,396	99,713
Common stock to be issued	-	385,929
Additional paid-in capital	31,254,182	30,882,936
Accumulated deficit	(30,082,373)	(29,394,671)
Total Stockholders' Equity	1,286,205	1,973,907
Total Liabilities and Stockholders' Equity	$4,920,373	$4,921,225

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2021	2020

Engineering, Contract and Testing Revenue	$210,249	$99,438

Operating Costs and Expenses
Cost of revenue	31,400	35,468
Administrative and marketing expense	629,139	576,300
Research and development expense	262,984	283,471
Total Operating Costs and Expenses	923,523	895,239

Loss from operations	(713,274)	(795,801)

Other Income (Expense)
Interest expense	(96,983)	(255,185)
Interest income	3	284
Other income	100	-
Gain on extinguishment of debt	119,000	443,636
Gain on sale of assets	3,452	-
Net Other Income (Expense)	25,572	188,735

Net Loss	$(687,702)	$(607,066)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)

Basic and Diluted Weighted-Average Common Shares Outstanding	113,591,707	99,713,464

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional	Common		Total
			Paid-in	Stock to	Accumulated	Stockholder
	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance – December 31, 2019	99,713,464	$99,713	$30,872,733	$-	$(28,787,605)	$2,184,841

Beneficial conversion feature	-	-	2,000		-	2,000

Stock-based compensation on options	-	-	8,203	-	-	8,203

Stock subscriptions payable	-	-	-	385,929	-	385,929

Net loss	-	-	-		(607,066)	(607,066)

Balance – December 31, 2020	99,713,464	99,713	30,882,936	385,929	(29,394,671)	1,973,907

Common stock issued against stock subscription payable	14,682,778	14,683	371,246	(385,929)	-	-

Net loss	-	-	-		(687,702)	(687,702)

Balance - December 31, 2021	114,396,242	$114,396	$31,254,182	$-	$(30,082,373)	$1,286,205

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(687,702)	$(607,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,451	2,239
Amortization of discount on note payable	-	2,000
Gain on extinguishment of debt	(119,000)	(443,636)
Modification of options	-	8,203
Allowance for doubtful accounts	-	(9,201)
Changes in operating assets and liabilities:
Accounts receivable	(745)	27,499
Deposits and prepaid expense	548	18,383
Accounts payable	(6,628)	55,426
Accounts payable – related party	15,281	3,003
Accrued liabilities	357,347	518,995
Net Cash Used in Operating Activities	(439,448)	(424,154)
Cash Flows from Financing Activities:
Proceeds from (payments to) bank overdraft	(19,650)	19,650
Proceeds from (payments to) note payable	(20,000)	114,500
Proceeds from borrowings under convertible note payable	479,500	120,000
Net Cash Provided by Financing Activities	439,850	254,150
Net Change in Cash and Cash Equivalents	402	(170,004)
Cash and Cash Equivalents at Beginning of Period	-	170,004
Cash and Cash Equivalents at End of Period	$402	$-

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosure on Noncash Investing and Financing Activities
Common stock issued for subscription payable	$385,929	$-
Recognition of discounts on convertible notes payable	$-	$2,000
Conversion of note payable and accrued interest to common stock to be issued	$-	$85,929

The accompanying notes are an integral part of these consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in West Jordan, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, entering into licensing agreements, production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing, licensing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2021 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are generally recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances. The balance in the allowance account was $105,790 and $105,790 in the years ended December 31, 2021 and 2020, respectively.

Inventories – The Company does not currently have inventory. However, as production levels increase inventories will be carried on the balance sheet. Inventories will be stated at the lower of cost or market or net realizable value. Cost is determined by using the first in, first out (FIFO) method.

Going Concern – The Company suffered losses of $687,702 and $607,066 during the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the Company had an accumulated deficit of $30,082,373. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2021 the Company raised approximately $6.5 million, which includes $479,500 raised in 2021, in additional capital, including accrued interest, through the issuance of long and short-term notes to related and other parties and the receipt of a Paycheck Protection Program loan through the Small Business Administration. All of the notes had an annual interest rate of 10% or 15% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $0.05 to $0.20 per share with maturity dates of December 31, 2018 through March 31, 2021. Management continues to work with investor groups to provide funds for the Company’s operations until its operations produce a positive cash flow.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the year ended December 31, 2021. Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology. Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. Under similar analysis there was no impairment charge taken during the year ended December 31, 2021.

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

Following are the five steps of revenue recognition to be considered in determining the recognition of revenue:

Identify the contract with the customer. A contract with a customer exists when: (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the good to be transferred or the services to be provided and identifies the payment terms related to these goods or services; (ii) the contract has commercial substance and (iii) we determine that collection of substantially all consideration for goods transferred or services rendered is probable based on the customer’s intent and ability to pay the promised consideration. We do not have significant costs to obtain contracts with customers.

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

A part of our customer base is made up of international customers. The table below allocates revenue between domestic and international customers. The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

	December 31, 2021			December 31, 2020
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$10,250	-	10,250	$15,415	-	$15,415
International	199,999	-	199,999	84,023	-	84,023
	$210,249	-	210,249	$99,438	-	$99,438

Components	$210,249	-	210,249	$61,098	-	$61,098
Engineering Services	-	-	-	38,340	-	38,340
	$210,249	-	210,249	$99,438	-	$99,438

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

Basic and Diluted Loss per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2021 and 2020, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 16,343,281 and 16,705,330, respectively, from convertible notes and 1,900,000 from options for common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk – The Company has a few major customers who represents a significant portion of revenue, accounts receivable and notes receivable. During the year ended December 31, 2021, three customers represented 76% of sales and two other customers represented 95% of accounts receivable. A customer who is utilizing our technology for commercialization in shoes represented 90% of accounts receivable at December 31, 2021. The Company has a strong relationship with these customers and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years. Depreciation expense was $1,451 and $2,239 for the years ended December 31, 2021 and 2020, respectively, and is included in the administrative and marketing expense on the statement of operations.

No impairment was recognized during the twelve months ended December 31, 2021. Property and equipment at December 31, 2021 and 2020 consisted of the following:

December 31,	2021	2020

Machinery and equipment	$543,249	$543,249
Office equipment	40,455	40,455
Furniture and fixtures	13,470	13,470

Total Property and Equipment	597,174	597,174

Less: Accumulated depreciation	(597,174)	(595,723)

Net Property and Equipment	$-0-	$1,451

Depreciation expense of $1,451 and $2,239 was recorded in the years ended December 31, 2021 and 2020.

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2021 and 2020 were as follows:

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$174,963	$174,963	$-
Proprietary Technology	799,082	799,082	-

Total Amortizing Asset	$974,045	$974,045	$-

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$174,963	$174,963	$-
Proprietary Technology	799,082	799,082	-

Total Amortizing Asset	$974,045	$974,045	$-

Patent amortization was $-0- and $-0- for the year ended December 31, 2021 and 2020, respectively. Amortization related to proprietary technology was $-0- and $-0- for the years ended December 31, 2021 and 2020. Patent and proprietary technology amortization is charged to operations.

There will be no amortization expense for each of the next three years, as the patents became fully amortized in 2019.

NOTE 4 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2021 and 2020, respectively. The components of the net deferred tax asset as of December 31, 2021 and 2020, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2021	2020
Operating loss carry forwards	$8,372,737	$8,228,320
Origination and amortization of interest on convertible notes	932,622	932,622
Allowance for doubtful accounts	158,389	158,389
Change in derivative liabilities	107,270	107,270
Options issued for services	653,545	653,545
Total Deferred Tax Assets	$10,224,563	$10,080,146
Valuation allowance	(10,224,563)	(10,080,146)
Net Deferred Tax Asset	$--	$--

Federal and state net operating loss carry forwards at December 31, 2021 and 2020 were $24,111,906 and $23,424,204, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards began to expire in 2020.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2021 and 2020, respectively:

For the Years Ended December 31,	2021	2020
Tax at statutory rate (21%)	$(144,417)	$(127,484)
Options issued for services	-	-
Origination and amortization of interest on convertible notes	-	189,439
Allowance for doubtful accounts	-	34,544
Change in derivative liabilities	-	-
Change in valuation allowance	144,417	(96,499)
Provision for Income Taxes	$-	$-

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2021, and 2020, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2021 and 2020 relating to unrecognized benefits.

The tax years 2021, 2020, 2019 and 2018 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

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

NOTE 5 – NOTES PAYABLE

Convertible Notes Payable – Third Parties

At December 31, 2021 there are convertible notes outstanding with principal balances which total $510,000. Of the notes, $100,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.07 per share, $150,000 are convertible notes bearing 10% annual interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.06 per share, and $220,000 are convertible notes bearing 10% annual interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.05 per share. At December 31, 2021, the Company is in default on all of these convertible notes.

The remaining $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director. That note was due on December 31, 2015, and bears a default interest rate of 10% and is convertible at $0.20 per share.

The Company recorded interest expense of $74,500 related to these notes during the year ended December 31, 2021.

On December 31, 2020 there were notes outstanding with principal balances of $510,000. Of the notes, $100,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.07 per share, $150,000 are convertible notes bearing 10% annual interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.06 per share, and $120,000 bear 10% annual interest and are convertible into shares of common stock at the rate of $0.05 per share.

The remaining $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director. That note was due on December 31, 2015, and bears a default interest rate of 10% and is convertible at $0.20 per share.

The Company recorded interest expense of $141,227 related to these notes during the year ended December 31, 2020.

In December 2020, the holder of $540,000 in convertible notes and $89,564 in accrued interest notified the Company of their intent to convert into shares of common stock. The note holder agreed to waive default interest in exchange for a reduced conversion price of $0.05 per share. The note principal and accrued interest were shown as a common stock subscription payable at December 31, 2020. The conversion resulted in the issuance of 14,682,778 shares of restricted common stock.

On Demand Notes – Third Parties

On December 31, 2021 there is a $420,000 on demand note the Company entered into with Capital Communications which bear annual interest of 10% and $35,000 with John Kelly are non-interest bearing and due on demand.

Paycheck Protection Program

The Company made application through First Utah Bank for two Paycheck Protection Program loans, administered by the Small Business Administration. Two loans in the amount of $59,500 each were granted to the Company. The Company applied for forgiveness of these loans, as provided for under the program. Subsequently, the Company was notified that the entire principal of the loans and all accrued and unpaid interest was fully forgiven. The Company recognized a gain on forgiveness of PPP loans in the 2021 Statement of Operations.

Convertible Note Payable - Related Parties

Between July 1, 2016 and August 28, 2018, the Company issued promissory notes totaling $125,000 to officers of the Company. Additionally, on July 12, 2017 two officers assumed responsibility for $54,513 of debt owed by the Company. The officers made monthly payments against those debts until the obligation was paid in full.

At December 31, 2021 there are related party convertible notes outstanding with principal balances of $164,257 and $54,256 which are due to the CEO and the Chairman of the Board of the Company, respectively. Of the total balance, $114,514 are convertible notes bearing an 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible notes payable related parties have a maturity date of March 31, 2023.

NOTE 6 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 200,000,000 shares of common stock with a par value of $0.001 per share authorized. During the year ended December 31, 2021, there were 14,682,778 shares of common stock issued. During the year ended December 31, 2020, there were 6,850,000 shares of common stock issued.

On December 30, 2020, the Board of Directors approved the conversion of $540,000 of convertible notes. The $540,000 is comprised of two notes, one in the amount of $300,000 and the other in the amount of $240,000. At December 30, 2020 there was $89,564 of interest accrued but unpaid on this note. The Company agreed to reduce the conversion rate from $0.07 per share to $0.05 per share. In return, Capital Communications agreed to waive interest calculated at the default rate. The principal and accrued interest were recorded as stock to be issued at December 31, 2020. The Company recorded a gain of $443,636 related to the extinguishment of this debt.

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

On August 24, 2015, the Board of Directors approved the issuance of options to purchase 2,185,000 shares of the Company’s common stock. Of the total issued, 1,960,000 options were issued to replace options held by directors and employees which were to expire and 225,000 options were issued to new employees. Of the options issued, 640,000 have an option price of $0.14 per share, 500,000 have an option price of $0.15 per share, 995,000 have an option price of $0.20 per share, and 50,000 have an option price of $0.25 per share. Options issued as replacement shall have immediate vesting terms. Options which are not replacements shall vest over a two-year four-month period in equal installments on the last day of 2015, 2016 and 2017, respectively.

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

As of the years ended December 31, 2005 through 2021, the Company recognized a total of $2,451,971 of stock-based compensation expense, which includes charges of $8,203 in 2020 and $-0- in 2019, leaving $0 in unrecognized expense as of December 31, 2021. There were 1,900,000 and 2,185,000 employee stock options outstanding at December 31, 2020 and 2019, respectively.

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2021, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,900,000	$0.05	4.65	$--
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	1,900,000	$0.05	3.65	$--
Exercisable at the end of Period	1,900,000	$0.05	3.65	$--

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company currently occupies approximately 8,029 square feet of office and manufacturing space leased from D&M Management, Inc. The building is located in a commercial business district in West Jordan, Utah which consists primarily of high-tech manufacturing firms and it is located adjacent to a major intersection, allowing easy access to Utah’s main interstate highway. The lease is for $6,787 per month and is for a period of twelve months with a 90-day notice clause if our intent is to renew the lease for additional periods.

The Company evaluated the lease under the new lease accounting standard and determined that it was a short-term lease due to the month-to-month provision and the 90-day notice of termination clause.

NOTE 9 – RELATED PARTY TRANSACTIONS

At December 31, 2021 and 2020, the Company had accounts payable of $20,481 and $5,200, respectively, to its Chief Executive Officer for reimbursement of various operating expenses paid by him and a loan which he made the Company.

Between July 1, 2016 and August 28, 2018, the Company issued promissory notes totaling $125,000 to officers of the Company. Additionally, On July 12, 2017 two officers assumed responsibility for $54,513 of debt owed by the Company. The officers subsequently made the required payments against those debts and paid the obligation in full.

At December 31, 2021 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to the CEO and the Chairman of the Board of the Company, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties have a maturity date of March 31, 2023.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company has received an additional $95,000 in funding from an investor. The fundings have not yet been reduced to a formalized convertible note; therefore, there are no terms for interest rate or maturity date associated with these funds. The Company also received loans in the amount of $8,000 from an officer and director.

On March 15, 2022, Capital Communications converted two notes into shares of the Company’s restricted common stock. One note was entered into on April 10, 2018 in the amount of $200,000 which had a principal balance of $210,000 and interest accrued but unpaid of $74,775. The second note was entered into on September 10, 2020 in the amount of $245,000 and had accrued and unpaid interest of $28,271. Both of the notes provided for conversion rates at $0.05 per share. The conversion resulted in the issuance of 11,160,931 shares of restricted common stock. The conversion will be reported in the results of the three months ending March 31, 2022.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no other events that require disclosure as of the date of issuance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with accountants on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who also acts as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the period December 31, 2021 for the reasons discussed below.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. The policies and procedures include:

●	maintenance of records are in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework - 2013. Based on this evaluation, our Chief Executive Officer concluded that as of the end of the fiscal year December 31, 2021, our internal control over financial reporting was not effective at that reasonable assurance level.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None; not applicable.

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

Name	Age	Position Held	Director Term of Office
Clark M. Mower	75	President, CEO and Director	From December 2018 to next shareholder meeting
John A. Sindt	77	Chairman of the Board	From December 2018 to next shareholder meeting

Clark M. Mower -- Mr. Mower was appointed President and CEO in January 2005.  He was appointed as Director, President and CEO of Sensitron in February 2005.  In December 2018 he was elected to serve a two-year term as a director. He formerly served as Senior Vice President - Mergers and Acquisitions - Merchant Energy Group for El Paso Energy Corporation (NYSE: EP).  From August 2002 through 2004 he was the managing member of Polaris Energy, LLC, a non-affiliated consulting company to energy related mergers and acquisition.  From August 2002 to July 2004, he was a management committee member for Saguaro Power Company, a non-affiliated company operating a 100 megawatts power plant in Henderson, Nevada.  Prior to that he served as President and Chief Executive Officer of Bonneville Pacific Corporation (a public company) for eight years until El Paso Corporation acquired Bonneville Pacific Corporation in October 1999.

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

The following table shows the compensation paid to our Chief Executive Officer, Principal Financial Officer, and our most highly compensated executive officer for the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO, PFO and Director	2021 2020	$ 72,000 $ 72,000	$ 0 $ 0	$ 0 $ 0	$ 72,000 $ 72,000
(1)	Represents value of options granted computed in accordance with FASB ASC Topic 718.

Because the Company did not meet its projected revenues during the year ending December 31, 2014, Mr. Mower continued to voluntarily take a reduced salary through the end of 2021.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to our named executive officers as of December 31, 2020.

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Clark M. Mower, CEO, President and Director	500,000 600,000	0 0	0 0	$ 0.05 $ 0.05	8/25/25 8/25/25

DIRECTOR COMPENSATION

We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2021.  This chart also includes individual compensation arrangements described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,900,000	$ 0.05	0
Equity compensation plans not approved by security holders	0	$ 0.00	0
Total	1,900,000	$ 0.05	0

2005 Stock Incentive Plan

On August 25, 2005, our Board adopted the Flexpoint Sensor Systems, Inc. 2005 Stock Incentive Plan (the “Plan”).  The purposes of the Plan were to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of our business.

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

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 125,557,174 shares of common stock outstanding as of March 31, 2021, plus an aggregate of 1,300,000 shares which the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, Utah 84106	5,985,858 (1)	4.76%

(1)	Includes 743,000 shares held by an officer of First Equity Holdings Corp.

MANAGEMENT

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Clark M. Mower	1,989,100 (1)	1.56%
John A. Sindt	1,402,266 (2)	1.10%

Directors and officers as a group	3,419,938	2.67%

(1)	Represents 889,100 shares held and vested options to purchase 1,100,000 shares.
(2)	Represents 1,202,266 shares held and vested options to purchase 200,000 shares.

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

At December 31, 2021 and 2020, the Company had accounts payable of $20,481 and $5,200, respectively, owed to Clark Mower, Chief Executive Officer, for reimbursement of various operating expenses paid by him and a loan which he made the Company.

At December 31, 2021 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to the Mr. Mower and Mr. Sindt, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties has a maturity date of March 31, 2023.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

ACCOUNTANT FEES

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Sadler, Gibb & Associates, LLC, in connection with the audit of our financial statements and other professional services rendered by those accounting firm.

	2021	2020
Audit fees	$31,907	$30,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Flexpoint Sensor Systems, Inc. are included in this report under Item 8 on pages 17 to 32.

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

FLEXPOINT SENSOR SYSTEMS, INC.

Date: March 31, 2022	By:	/s/ Clark M. Mower
Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2022	/s/ Clark M. Mower
Clark M. Mower
President
Chief Executive Officer
Principal Financial Officer
Director

Date: March 31, 2022	/s/ John A. Sindt
John A. Sindt
Chairman of the Board