Form 10-Q
period 2022-03-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2022-05-16
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2022

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock was 125,557,174 as of May 16, 2022.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3

	Condensed Consolidated Balance Sheets at March 31, 2022 (Unaudited) and	4
	December 31, 2021

	Condensed Consolidated Statements of Operations for the Three Months	5
	Ended March 31, 2022 and 2021 (Unaudited)

	Condensed Consolidated Statement of Stockholders’ Equity for the Three	6
	Months Ended March 31, 2022 and 2021 (Unaudited)

	Condensed Consolidated Statements of Cash Flows for the Three Months	7
	Ended March 31, 2022 and 2021 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	18

Item 4.	Controls and Procedures	18

PART II: OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of March 31, 2022, the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2022 and 2021 and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2021 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on March 31, 2022.  The results of operations for the three months ended March 31, 2022 and 2021, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 402
Accounts receivable, net of allowance for bad debts of $105,790 and $105,790	44,944	8,918
Deposits and prepaid expenses	12,434	512
Total Current Assets	57,378	9,832
Long-Term Deposits	13,624	13,624
Property and Equipment, net of accumulated depreciation
of $597,173 and $597,173	-	-
Goodwill	4,896,917	4,896,917
Total Assets	$ 4,967,919	$ 4,920,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$ 17,592	$ -
Accounts payable	252,936	226,447
Accounts payable – related party	32,543	20,481
Accrued liabilities	2,181,666	2,203,727
Notes payable	450,000	455,000
Convertible notes payable	180,000	510,000
Convertible notes payable - related party	218,513	218,513
Total Current Liabilities	3,333,250	3,634,168
Long-term Liabilities	-	-
Total Liabilities	3,333,250	3,634,168

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 200,000,000 shares authorized;
125,557,174 and 114,396,242 shares issued and outstanding, respectively	125,557	114,396
Additional paid-in capital	31,847,263	31,254,182
Accumulated deficit	(30,338,151)	(30,082,373)
Total Stockholders' Equity	1,634,669	1,286,205
Total Liabilities and Stockholders' Equity	$ 4,967,919	$ 4,920,373

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2022	2021

Manufacturing, Design and Contract Revenue	$ 60,924	$ 20,290

Operating Costs and Expenses
Cost of revenue	12,162	3,076
Administrative and marketing	177,879	129,572
Research and development	60,093	75,216

Total Operating Costs and Expenses	250,134	207,864

Loss from Operations	(189,210)	(187,574)

Other Income and Expenses
Interest expense	(20,674)	(23,894)
Loss on conversion of notes payable	(46,194)	-
Other income	300	1

Net Other Income (Expense)	(66,568)	(23,893)

Net Loss	$ (255,778)	$ (211,467)
Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	116,567,701	111,396,243

 The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2022 and 2021

	Common Stock		Additional Paid-in Capital	Common Stock to be Issued		Total Stockholder Equity
	Shares	Amount			Accumulated Deficit
Balance – December 31, 2021	114,396,242	$ 114,396	$ 31,254,182	$ -	$ (30,082,373)	$1,286,205

Common stock issued for conversion of notes payable	11,160,932	11,161	593,081	-	-	604,242

Net loss – three months ended March 31, 2022	-	-	-	-	(255,778)	(255,778)

Balance – March 31, 2022	125,557,174	$ 125,557	$ 31,847,263	$ -	$ (30,338,151)	$ 1,634,669

	Common Stock		Additional Paid-in Capital	Common Stock to be Issued		Total Stockholder Equity
	Shares	Amount			Accumulated Deficit
Balance – December 31, 2020	99,713,464	$ 99,713	$ 30,882,936	$ 385,929	$ (29,394,671)	$1,973,907

Common stock issued in full settlement of stock conversion	14,682,778	14,683	371,246	(385,929)	-	-

Net loss – three months ended March 31, 2021	-	-	-	-	(211,467)	(211,467)

Balance – March 31, 2021	114,396,242	$ 114,396	$ 31,254,182	$ -	$ (29,606,138)	$ 1,762,440

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$ (255,778)	$ (211,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	560
Loss on conversion of notes payable	46,194	-
Changes in operating assets and liabilities:
Accounts receivable	(36,026)	5,967
Prepaid expenses and other assets	(11,922)	7,595
Accounts payable	26,489	(6,348)
Accounts payable – related parties	12,063	4,800
Accrued liabilities	80,986	90,140
Net Cash Provided by (Used) in Operating Activities	(137,994)	(108,753)
Cash Flows from Financing Activities:
Proceeds from borrowings under notes payable	120,000	134,500
Proceeds from (payment of) bank overdrafts	17,592	(15,747)
Payment on loans payable	-	(10,000)
Net Cash Provided by Financing Activities	137,592	108,753

Net Change in Cash and Cash Equivalents		-
Cash and Cash Equivalents at Beginning of Period	402	-
Cash and Cash Equivalents at End of Period	$ -	$ -

Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
Non-cash Investing and Financing Activity
Common stock issued in conversion of notes payable	$ 604,242	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual consolidated financial statements of Flexpoint Sensor Systems, Inc. for the year ended December 31, 2021 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in West Jordan, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through March 31, 2022, the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design, development engineering and manufacturing generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project, or the appropriate portion of the contract to meet scheduled deliveries is completed and shipped, and accepted by the customer, at which time the entire contract price, or the appropriate portion of the contract, is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances.  The balance in the allowance account was $105,790 and $105,790 as of  March 31, 2022 and December 31, 2021, respectively.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the three-month period ended March 31, 2022 and during the year ended December 31, 2021.  Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.  Under similar analysis there was no impairment charge taken during the three-month period ended March 31, 2022 and during the year ended December 31, 2021.

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

A part of our customer base is made up of international customers.  The table below allocates revenue between domestic and international customers.  The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

Three months ended:	March 31,			March 31,
		2022			2021

	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$10,441	-	10,441	$8,261	-	8,261
International	50,483	-	50,483	12,029	-	12,029
	$60,924	-	60,924	$20,290	-	20,290

Components	60,924	-	60,924	19,290	-	19,290
Engineering Services	-	-	-	1,000	-	1,000
	$60,924	-	60,924	$20,290	-	20,290

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At March 31, 2022 and 2021 there were outstanding common share equivalents (options and convertible notes payable) which amounted to 10,849,008 and 18,605,548 of common stock, respectively. These common share equivalents were not included in the computation of diluted earnings per share for the three-month periods ended March 31, 2022 and 2021 as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable.  During the three-month period ended March 31, 2022, two customers represented 74% of sales and two customers represented 93% of accounts receivable.  The Company has a strong ongoing relationship with these customers with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

NOTE 2 – GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $30,338,151 at March 31, 2022.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management is seeking additional funding to provide operating capital for its operations until such time as revenues are sufficient to sustain our level of operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 3 – NOTES PAYABLE

During the three months ended March 31, 2022, the Company received four payments of $25,000 each and one payment of $20,000, for a total of $120,000, from one of the convertible note holders as working capital loans to enable the Company to meet its obligations for operating expenses.  While it is the intent of both parties to enter into a convertible note, of which these payments will be a part, no terms, either as to conversion rate, interest rate, or maturity date has been agreed upon as of this date. Until such agreement is reached the balance of $415,000 as of March 31, 2022 is unsecured, non-interest bearing and due on demand.

In August 2020 the Company received $50,000 from a large shareholder to meet operating expenses.  The shareholder indicated that he would want the $50,000 loan repaid when the Company was in a position to do so.  The shareholder subsequently provided an additional $5,000, for a total loan of $55,000.  The balance is non-interest bearing and due on demand. During the three-month period ended March 31, 2022, no payments were made against the loan, leaving a remaining balance of $35,000 which is non-interest bearing and due on demand.

 NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable

At March 31, 2022, there are notes outstanding with principal balances which total $180,000. Of the notes, $140,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate).  Of these notes, $100,000 is convertible into shares of common stock at the rate of $0.05 per share and $40,000 is convertible at $0.07 per share. The remaining $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director, at a conversion rate of $0.20 per share.  That note was due on December 31, 2015 and bears a default interest rate of 10%. The notes are in default and interest is accrued at the default rate.

Convertible Note Payable - Related Party

At March 31, 2022, there are notes outstanding with two directors of the Company with balances of $164,257 and $54,257, respectively.  The notes bear an 8% annual rate of interest with a 12% default rate and are convertible into shares of restricted common stock. Of the notes, $114,514 is convertible into shares of restricted common stock at

$0.07 per share and $104,000 of the notes are convertible at $0.06 per share.  All of these notes have a maturity date of March 31, 2022.  Therefore, the default rate of interest was not used in accruing interest due on these notes.

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

On August 24, 2015, the Board of Directors approved the issuance of options to purchase 2,185,000 shares of the Company’s common stock.  Of the total issued, 1,960,000 options were issued to replace options held by directors and employees which were to expire and 225,000 options were issued to new employees.  Of the options issued, 640,000 have an option price of $0.14 per share, 500,000 have an option price of $0.15 per share, 995,000 have an option price of $0.20 per share, and 50,000 have an option price of $0.25 per share.  Options issued as replacement shall have immediate vesting terms. Options which are not replacements shall vest over a two-year, four-month period in equal installments on the last day of 2015, 2016 and 2017, respectively.

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

As of the years ended December 31, 2005 through 2020, the Company recognized a total of $2,451,971 of stock-based compensation expense, which includes charges of $8,203 in 2020, leaving $0 in unrecognized expense as of December 31, 2021. There were 1,900,000 employee stock options outstanding at March 31, 2022.

A summary of all employee options outstanding and exercisable under the plan as of March 31, 2022 is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,900,000	$ 0.05	3.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	1,900,000	$ 0.05	3.41	$ --
Exercisable at the end of Period	1,900,000	$ 0.05	3.41	$ --

NOTE 6 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized.  At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 200,000,000 shares of common stock with a par value of $0.001 per share authorized.  At March 31, 2022 and December 31, 2021, there were 125,557,174 and 114,396,242 shares of common stock issued and outstanding, respectively.  The Company issued 11,160,932 shares of restricted common stock during the three months ended March 31, 2022 for the retirement of convertible notes and accrued interest.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company currently occupies approximately 8,029 square feet of office and manufacturing space leased from D&M Management, Inc. The building is located in a commercial business district in West Jordan, Utah which consists primarily of high-tech manufacturing firms and it is located adjacent to a major intersection, allowing easy access to Utah’s main interstate highway. The lease is for $6,787 per month and is for a period of twelve months, with a termination date of August 31, 2022, and contains a 90-day notice clause if our intent is to either terminate the lease or renew the lease for additional periods.

The Company evaluated the lease under the new lease accounting standard and determined that it was a short-term lease due to the twelve month term and the 90-day notice of termination clause.

NOTE 8 – RELATED PARTY TRANSACTIONS

At March 31, 2021, there was $32,543 payable to the Chief Executive Officer.  At December 31, 2021, the Company had amounts of $20,481 payable to its Chief Executive Officer for funds provided to meet the operating expense obligations of the Company.

NOTE 9 – SUBSEQUENT EVENTS

In April 2022, the Company received $25,000 in additional funding from a holder of convertible notes.  There has not been a note written on these funds, and no terms have been agreed to.  The Company is recording the receipt of the funding as an on demand note until such time as terms are agreed upon by the parties.

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

The Pandemic negatively impacted our revenue during the first three months of 2022.  At this time, it is impossible to accurately predict when this will end.  Many of our clients, to protect their employees, have sharply curtailed operations and have most employees working from home.  The long-term impact of the Pandemic is difficult to assess at this point, as it will be dependent on how rapidly our clients can resume their business operations and place orders with us for the needed sensors incorporated into their products.

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

In 2022, we relied on the proceeds of convertible loans from existing shareholders, which funds are accounted for as demand notes.  The balances of the non-related party convertible notes have a combined total of $180,000 as of March 31, 2022. The notes have an annual interest rate of 8% to 10% and default rates of 10% to 15%, have various maturity dates, and are secured by the Company’s business assets.  The on-demand notes have a principal balance of $450,000 at March 31, 2022 and no terms have yet been established for these funds.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at March 31, 2022 consisted of our operating lease of $6,787 per month, and total liabilities of $3,333,250, which includes $398,513 of convertible notes payable.  Accrued liabilities at March 31, 2022, were $2,181,666 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

In August 2020 the Company received $50,000 from John Kelley, a large shareholder, to meet operating expenses.  Mr. Kelly indicated that he would want the $50,000 loan repaid when the Company was in a position to do so.  Mr. Kelly subsequently provided an additional $5,000, for a total loan of $55,000.  This loan has not formally been documented by a note at the time of this filing, and there is no term or interest on the note.  In 2021 payment of $20,000 was made to reduce the loan balance.  During the three-month period ended March 31, 2022, no payments were made to reduce this loan, leaving a remaining balance of $35,000.

The Company has a few major customers who represent a significant portion of revenue and accounts receivable. During the three months ended March 31, 2022, two customers represented 74% of sales and two customers represented 93% of accounts receivable.  The Company has a strong ongoing relationship with these customers with scheduled product deliveries extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

CRITICAL ACCOUNTING ESTIMATES

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates of particular significance in our financial statements include goodwill and the annual tests for impairment of goodwill and long-lived assets and valuing stock option compensation.

ASC 350-20 “Intangibles – Goodwill and Other:  The Company follows the guidance provided by ASC 350-20.  The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized; therefore, we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value-based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its net assets. The test requires various judgments and estimates. During 2021 and for the three months ended March 31, 2022, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2021, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets that has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

ASC 820 Fair Value Measurement:  We test long-lived assets for impairment annually or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of impairment is measured using a discounted-cash-flows model considering future revenues, operating costs and risk-adjusted discount rate and other factors. The analysis compares the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. If the carrying values of the long-lived assets exceed the present value of the discounted projected revenues an impairment expense would be recognized in the period and the carrying value of the assets would be adjusted accordingly. Impairment tests are conducted on an annual basis and, should they indicate a carrying value in excess of fair value, a charge may be required.

ASC 718 “Compensation – Stock Compensation:  Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. In addition, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the three-month periods ended March 31, 2022 and 2021, we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

RESULTS OF OPERATIONS

The Company continues to concentrate its marketing resources on a limited number of customers that have the greatest potential to generate the most short-term revenue while still building relationships with our larger customers. Management believes this approach has the highest potential to bring long-term commercially viable products to market and will provide sustainable cash flow to fund the Company's operations in the future. Currently, overall revenues are not sufficient to sustain our operations.  The Pandemic has had a dramatic effect on our business as well as the business of our customers.  The wide-ranging effects on the world-wide business market has led to a general reluctance for businesses to move forward with entering into major commitments until their future markets have been clarified. Because of this, we have experienced a significant slowdown in the size and number of orders received and, while we cannot predict when the influence of the Pandemic will end, we expect that orders will return to their former levels and increase throughout the remainder of 2022 following a return to normal business operations. Following a return to normal business operations in the world, management anticipates that revenues will increase as we continue to execute our long-term business plan and cultivate larger customer bases with our existing product offering. However, until the Pandemic ends and a long-term production contract is in place there is no guarantee that our current customer base will order in sufficient volumes to sustain our operations.

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

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2022 and 2021, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2021 and 2020.

THREE MONTH PERIODS ENDED MARCH 31, 2022 AND 2021

SUMMARY OF OPERATING RESULTS
	Three-month period ended
	March 31, 2022	March 31, 2021
Manufacturing, design, licensing and contract revenue	$ 60,924	$ 20,290
Total operating costs and expenses	250,134	207,864
Net other income (expense)	(66,568)	(23,893)
Net loss	(255,778)	(211,467)
Basic and diluted loss per common share	$ (0.00)	$ (0.00)

For the three months ending March 31, 2022, revenue was $60,924, an increase of $40,634 when compared to the same period in 2021. The majority of the revenue variance for this period is attributable to orders from customers who are beginning to manufacture products incorporating our products.

Of the $250,134 and $207,864 total operating costs and expense for the three months ending March 31, 2022 and 2021, respectively, $60,093 and $75,216 were for direct research and development cost, respectively. For the three months ended March 31, 2022, total operating expenses increased by $42,270 when compared to the same period in 2021, increases in payroll and professional fees comprising the largest part of the increased expense level.

Other expense for the three-month period ended March 31, 2022 was $66,568, a $42,675 increase resulting, primarily, from a $46,194 loss on note conversion.

A net loss of $255,778 was realized for the three months ended March 31, 2022.  A net loss of $211,467 was realized for the three-month period ended March 31, 2021.

The chart below represents a summary of our condensed consolidated balance sheets at March 31, 2022 and December 31, 2021.

SUMMARY OF BALANCE SHEET INFORMATION

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$ -	$ 402
Total current assets	57,378	9,832
Total assets	4,967,919	4,920,373
Total liabilities	3,333,250	3,634,168
Accumulated deficit	(30,338,151)	(30,082,373)
Total stockholder’s equity	$ 1,634,669	$ 1,286,205

Cash at March 31, 2022 was overdrawn by $17,592, which amount is shown as a liability.  At December 31, 2021 there was a balance of $402. The negative cash is due to the issuance of checks for operating expenses and the delayed receipt of funds to deposit.  Our non-current assets are unchanged, as all property and equipment and patents have been fully depreciated.

Total liabilities decreased by $300,918 at March 31, 2022 due to the issuance of shares of restricted common stock in full satisfaction of obligations, both principal and interest, on convertible notes converted.  This decrease was offset in part by additional borrowings received from on-demand notes and the accrual of marketing fees.

INFLATION

We do not expect the impact of inflation to have a negative impact on our product sales or our operations for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer.  Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the three-month period ended March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months of 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date:   May 16, 2022

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer