Form 10-Q
period 2022-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2022-11-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2022

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

Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock was 125,557,174 as of November 14, 2022.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4

	Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and	5
	December 31, 2021

	Condensed Consolidated Statements of Operations for the Three and Nine	6
	Months Ended September 30, 2022 and 2021 (Unaudited)

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine	7
	Months Ended September 30, 2022 and 2021 (Unaudited)

	Condensed Consolidated Statements of Cash Flows for the Nine Months	8
	Ended September 30, 2022 and 2021 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	21

Item 4.	Controls and Procedures	21

PART II: OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed consolidated financial position as of September 30, 2022, the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The information presented below for the condensed consolidated financial position as of December 31, 2021 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on March 31, 2022. The results of operations for the three and nine months ended September 30, 2022 and 2021, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 402
Accounts receivable, net of allowance for bad debts of $105,790 and $105,790	13,135	8,918
Deposits and prepaid expenses	10,791	512
Total Current Assets	23,926	9,832
Long-Term Deposits	13,624	13,624
Property and Equipment, net of accumulated depreciation
of $597,173 and $597,173	-	-
Goodwill	4,896,917	4,896,917
Total Assets	$ 4,934,467	$ 4,920,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$ 19,226	$ -
Accounts payable	259,204	226,447
Accounts payable – related party	41,261	20,481
Accrued liabilities	2,337,158	2,203,727
Notes payable	642,776	455,000
Convertible notes payable	180,000	510,000
Convertible notes payable - related party	218,513	218,513
Total Current Liabilities	3,698,138	3,634,168
Long-term Liabilities	-	-
Total Liabilities	3,698,138	3,634,168

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 200,000,000 shares authorized;
125,557,174 and 114,396,242 shares issued and outstanding, respectively	125,557	114,396
Additional paid-in capital	31,847,263	31,254,182
Accumulated deficit	(30,736,491)	(30,082,373)
Total Stockholders' Equity	1,236,329	1,286,205
Total Liabilities and Stockholders' Equity	$ 4,934,467	$ 4,920,373

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Design, Contract and Testing Revenue	$ 23,957	$ 55,823	$ 120,896	$ 155,667

Operating Costs and Expenses
Cost of revenue	6,542	6,089	30,726	29,541
Administrative and marketing expense	148,315	172,195	471,573	420,410
Research and development expense	55,665	51,379	171,877	201,061

Total Operating Costs and Expenses	210,522	229,663	674,176	651,012

Net Operating Income (Loss)	(186,565)	(173,840)	(553,280)	(495,345)

Other Income and Expenses
Interest expense	(17,948)	(24,557)	(55,544)	(72,589)
Interest income	-	1	-	3
Other income	300	-	900	-
Gain (Loss) on conversion/ forgiveness of debt	-	59,500	(46,194)	119,000
Gain(Loss) on sale of assets	-	-	-	2,250

Total Other Income (Expense)	(17,648)	34,944	(100,838)	48,664

Net Income (Loss)	$ (204,213)	$ (138,896)	$ (654,118)	$ (446,681)

Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Basic and Diluted Weighted-Average Common Shares
Outstanding	125,557,174	114,396,242	122,593,612	113,320,581

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2022 and 2021

(UNAUDITED)

	Common Stock		Additional Paid-in Capital		Total Stockholder Equity
	Shares	Amount		Accumulated Deficit

Balance – December 31, 2021	114,396,242	$ 114,396	$ 31,254,182	$ (30,082,373)	$1,286,205
Common stock issued for conversion of debt	11,160,932	11,161	593,081	-	604,242
Net loss – three months ended March 31, 2022	-	-	-	(255,778)	(255,778)

Balance – March 31, 2022	125,557,174	$ 125,557	$ 31,847,263	$ (30,338,151)	$ 1,634,669

Net loss – three months ended June 30, 2022	-	-	-	(194,127)	(194,127)

Balance – June 30, 2022	125,557,174	$ 125,557	$31,847,263	$ (30,532,278)	$ 1,440,542

Net loss – three months ended September 30, 2022	-	-	-	(204,213)	(204,213)

Balance – September 30, 2022	125,557,174	$ 125,557	$ 31,847,263	$ (30,736,491)	$ 1,236,329

	Common Stock		Additional Paid-in Capital	Common Stock to be Issued		Total Stockholder Equity
	Shares	Amount			Accumulated Deficit

Balance – December 31, 2020	99,713,464	$ 99,713	$ 30,882,936	$ 385,929	$ (29,394,671)	$1,973,907
Common stock issued in full settlement of stock conversion	14,682,778	14,683	371,246	(385,929)	-	-
Net loss – three months ended March 31, 2021	-	-	-	-	(211,467)	(211,467)

Balance – March 31, 2021	114,396,242	$ 114,396	$ 31,254,182	$-	$ (29,606,138)	$ 1,762,440

Net loss – three months ended June 30, 2021	-	-	-	-	(96,318)	(96,318)

Balance – June 30, 2021	114,396,242	$ 114,396	$ 31,254,182	$ -	$ (29,702,456)	$ 1,666,122

Net loss – three months ended September 30, 2021	-	-	-	-	(138,896)	(138,896)

Balance – September 30, 2021	114,396,242	$ 114,396	$ 31,254,182	$ -	$ (29,841,352)	$ 1,527,226

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$ (654,118)	$ (446,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,451
Loss (Gain) on conversion of debt	46,194	(119,000)
Changes in operating assets and liabilities:
Accounts receivable	(4,217)	(41,784)
Prepaid expenses and other assets	(10,279)	(24,773)
Accounts payable	32,757	18,325
Accounts payable – related parties	7,980	4,800
Accrued liabilities	236,479	244,036
Net Cash Provided by (Used) in Operating Activities	(345,204)	(363,626)
Cash Flows from Financing Activities:
Proceeds from borrowings under notes payable	317,776	-
Proceeds from (payment of) bank overdrafts	19,226	(874)
Proceeds from borrowing under convertible note payable	-	384,500
Advances from related party	12,800	-
Payment on loans payable	(5,000)	(20,000)
Net Cash Provided by Financing Activities	344,802	363,626

Net Change in Cash and Cash Equivalents	(402)	-
Cash and Cash Equivalents at Beginning of Period	402	-
Cash and Cash Equivalents at End of Period	$ -	$ -

Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
Non-cash Investing and Financing Activity
Common stock issued in conversion of debt	$ 604,242	$385,929

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in West Jordan, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through September 30, 2022, the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design, development engineering and manufacturing generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project, or the appropriate portion of the contract to meet scheduled deliveries is completed and shipped, and accepted by the customer, at which time the entire contract price, or the appropriate portion of the contract, is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances. The balance in the allowance account was $105,790 and $105,790 as of September 30, 2022 and December 31, 2021, respectively.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the nine-month period ended September 30, 2022 and during the year ended December 31, 2021. Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. Under similar analysis there was no impairment charge taken during the nine-month period ended September 30, 2022 and during the year ended December 31, 2021.

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

A part of our customer base is made up of international customers. The table below allocates revenue between domestic and international customers. The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

Three months ended:	September 30,			September 30,
		2022			2021

	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$18,454	-	18,454	$631	-	631
International	5,503	-	5,503	55,192	-	55,192
	$23,957	-	23,957	$55,823	-	55,823

Components	6,968	-	6,968	55,823	-	55,823
Engineering Services	16,989	-	16,989	-	-	-
	$23,957	-	23,957	$55,823	-	55,823

Nine months ended:	September 30,			September 30,
		2022			2021

	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$31,728	-	31,728	$25,953	-	25,953
International	89,168	-	89,168	129,714	-	129,714
	$120,896	-	120,896	$155,667	-	155,667

Components	91,214	-	91,214	154,667	-	154,667
Engineering Services	29,682	-	29,682	1,000	-	1,000
	$120,896	-	120,896	$155,667	-	155,667

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2022 and 2021 there were outstanding common share equivalents (options and convertible notes payable) which amounted to 11,043,870 and 17,497,193 of common stock, respectively. These common share equivalents were not included in the computation of diluted earnings per share for the three and nine-month periods ended September 30, 2022 and 2021 as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable. During the nine-month period ended September 30, 2022, four customers represented 81% of sales and two customers represented 97% of accounts receivable. The Company has a strong ongoing relationship with these customers with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

NOTE 2– GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $30,736,491 at September 30, 2022.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management is seeking additional funding to provide operating capital for its operations until such time as revenues are sufficient to sustain our level of operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 3 – NOTES PAYABLE

During the nine months ended September 30, 2022, the Company received ten payments of $25,000 each, two payments of $20,000 and one payment of $27,776, for a total of $317,776, from two of the convertible note holders as working capital loans to enable the Company to meet its obligations for operating expenses. In March 2022 the holders of $125,000 on notes payable elected to convert the principal and $12,068 of accrued interest into 2,741,385 shares of common stock, resulting in a loss of $13,060 on conversion. While it is the intent of both parties to enter into a convertible note on the remaining advances, of which these payments will be a part, no terms, either as to conversion rate, interest rate, or maturity date has been agreed upon as of this date. Until such agreement is reached, the balance of $612,776 as of September 30, 2022 is unsecured, non-interest bearing and due on demand. At September 30, 2022 there is $48,265 in accrued unpaid interest relating to these notes.

In August 2020 the Company received $50,000 from a large shareholder to meet operating expenses. The shareholder indicated that he would want the $50,000 loan repaid when the Company was in a position to do so. The shareholder subsequently provided an additional $5,000, for a total loan of $55,000. The balance is non-interest bearing and due on demand. During the year ended December 31, 2021, payments totaling $20,000 were made, and during the nine-month period ended September 30, 2022, a $5,000 payment was made against the loan, leaving a remaining balance of $30,000 which is non-interest bearing and due on demand.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable

At September 30, 2022, there are notes outstanding with principal balances which total $180,000. Of the notes, $140,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate). Of these notes, $100,000 is convertible into shares of common stock at the rate of $0.05 per share and $40,000 is convertible at $0.07 per share. The remaining $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director, at a conversion rate of $0.20 per share. That note was due on December 31, 2015 and bears a default interest rate of 10%. The notes are in default and interest is accrued at the default rate. At September 30, 2022 there is $120,088 in accrued unpaid interest relating to these convertible notes.

In March 2022 the holders of $330,000 in convertible notes elected to convert the principal and $90,979 of accrued interest into 8,419,547 shares of restricted common stock. The Company recorded a loss on conversion of debt of $33,034 related to these transactions.

Convertible Note Payable - Related Party

At September 30, 2022, there are notes outstanding with two directors of the Company with balances of $164,257 and $54,257, respectively. The notes bear an 8% annual rate of interest with a 12% default rate and are convertible into shares of restricted common stock. Of the notes, $114,514 is convertible into shares of restricted common stock at $0.07 per share and $104,000 of the notes are convertible at $0.06 per share. All of these notes have a maturity date of March 31, 2023. Therefore, the default rate of interest was not used in accruing interest due on these notes. At September 30, 2022 there is $81,238 in accrued unpaid interest relating to these related party convertible notes.

NOTE 5– STOCK OPTION PLANS

On August 25, 2005, the Board of Directors of the Company approved and adopted the 2005 Stock Incentive Plan (the Plan). The Plan became effective upon its adoption by the Board and continued in effect for ten years, terminating on August 25, 2015.  This plan was approved by the stockholders of the Company at their annual meeting of shareholders on November 22, 2005. Under the Plan, the exercise price for all options issued will not be less than the average quoted closing market price of the Company’s trading common stock for the thirty-day period immediately preceding the grant date plus a premium of ten percent.  The maximum aggregate number of shares that may be awarded under the plan is 2,500,000 shares. The Company continues to utilize the Black-Scholes option-

pricing model for calculating the fair value of the options granted as defined by ASC Topic 718, which is an acceptable valuation approach under ASC 718. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock.

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

A summary of all employee options outstanding and exercisable under the plan as of September 30, 2022 is set forth below:
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,900,000	$ 0.05	3.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	1,900,000	$ 0.05	2.90	$ --
Exercisable at the end of Period	1,900,000	$ 0.05	2.90	$ --

NOTE 6 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 200,000,000 shares of common stock with a par value of $0.001 per share authorized. At September 30, 2022 and December 31, 2021, there were 125,557,174 and 114,396,242 shares of common stock issued and outstanding, respectively. The Company issued 11,160,932 shares of restricted common stock during the nine months ended September 30, 2022 for the retirement of $445,000 of notes payable and convertible notes, and $103,047 of accrued interest. See also Note 4.

NOTE 7– COMMITMENTS AND CONTINGENCIES

The Company currently occupies approximately 8,029 square feet of office and manufacturing space leased from D&M Management, Inc. The building is located in a commercial business district in West Jordan, Utah which consists primarily of high-tech manufacturing firms and it is located adjacent to a major intersection, allowing easy access to Utah’s main interstate highway. The original lease was for $6,787 per month and was for a period of twelve months, with a termination date of August 31, 2022. A new lease for a period of twelve months to commence September 1, 2022 at a monthly rate of $6,657 was entered into on June 20, 2022. The lease has an expiration date of August 31, 2023 and contains a 90-day notice clause if our intent is to either terminate the lease or renew the lease for one additional three-year term.

The Company evaluated the lease under the new lease accounting standard and determined that it was a short-term lease due to the twelve-month term and the 90-day notice of termination clause.

NOTE 8 – RELATED PARTY TRANSACTIONS

At September 30, 2022, there was $40,261 payable to the Chief Executive Officer. During the nine-months ended September 30, 2022 the Chief Executive Officer provided $11,800 to be used for operating expenses, and also submitted expense reports for company obligations which he paid with his personal credit card. At December 31, 2021, the Company had amounts of $40,261 payable to its Chief Executive Officer for funds provided to meet the operating expense obligations of the Company.

At September 30, 2022, there was $1,000 payable to the Chairman of the Board. During the nine-months ended September 30, 2022 the Chairman of the Board provided $1,000 to be used for operating expenses.

NOTE 9 – SUBSEQUENT EVENTS

In October and November, 2022, the Company received $75,000 in additional funding from holders of convertible notes. There has not been a note written on these funds, and no terms have been agreed to. The funding is to bear interest at the rate of 10% per annum. The Company is recording the receipt of the funding as on demand notes until such time as terms are agreed upon by the parties.

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

The Pandemic negatively impacted our revenue during the first nine months of 2022. At this time, it is impossible to accurately predict when this will end. Many of our clients, to protect their employees, have sharply curtailed operations and have most employees working from home. The long-term impact of the Pandemic is difficult to assess at this point, as it will be dependent on how rapidly our clients can resume their business operations and place orders with us for the needed sensors incorporated into their products.

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

In 2022, we relied on the proceeds of convertible loans from existing shareholders, which funds are accounted for as demand notes. The balances of the non-related party convertible notes have a combined total of $180,000 as of September 30, 2022. The notes have an annual interest rate of 8% to 10% and default rates of 10% to 15%, have various maturity dates, and are secured by the Company’s business assets. The on-demand notes have a principal balance of $642,776 at September 30, 2022 and no terms have yet been established for these funds.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2022 consisted of our operating lease of $6,657 per month, and total liabilities of $3,698,139, which includes $398,513 of convertible notes payable. Accrued liabilities at September 30, 2022, were $2,337,158 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

In August 2020 the Company received $50,000 from John Kelley, a large shareholder, to meet operating expenses. Mr. Kelly indicated that he would want the $50,000 repaid when the Company was in a position to do so. Mr. Kelly subsequently provided an additional $5,000, for a total loan of $55,000. This funding has not formally been documented by a note at the time of this filing, and there is no term or interest on the note. In 2021 payment of $20,000 was made to reduce the balance. During the nine-month period ended September 30, 2022, a payment of $5,000 was made to reduce this obligation, leaving a remaining balance of $30,000.

The Company has received $642,776 in funding from holders of our convertible notes. These fundings have not yet been memorialized into convertible notes. The only term agreed upon to date is that all funds advanced will bear interest at the rate of 10% per annum from the date of deposit.

The Company has a few major customers who represent a significant portion of revenue and accounts receivable. During the nine months ended September 30, 2022, four customers represented 81% of sales and two customers represented 97% of accounts receivable. The Company has a strong ongoing relationship with these customers with scheduled product deliveries extending through the year from one of the customers with an account receivable and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

ASC 350-20 “Intangibles – Goodwill and Other: The Company follows the guidance provided by ASC 350-20. The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized; therefore, we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value-based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its net assets. The test requires various judgments and estimates. During 2021 and for the nine months ended September 30, 2022, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2021, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets that has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

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

ASC 718 “Compensation – Stock Compensation: Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. In addition, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the nine-month periods ended September 30, 2022 and 2021, we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

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

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2022 and 2021, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2021 and 2020.

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

SUMMARY OF OPERATING RESULTS
	Three-month period ended
	September 30, 2022	September 30, 2021
Manufacturing, design, licensing and contract revenue	$ 23,957	$ 55,823
Total operating costs and expenses	210,522	229,663
Net other income (expense)	(17,648)	34,944
Net loss	(204,213)	(138,896)
Basic and diluted loss per common share	$ (0.00)	$ (0.00)

For the three months ending September 30, 2022, revenue was $23,956, a decrease of $31,867 when compared to the revenue of $55,823 for the same period in 2021. The majority of the revenue variance for this period is attributable to ordering delays from customers who are beginning to manufacture products incorporating our products.

Of the $210,522 and $229,663 total operating costs and expense for the three months ending September 30, 2022 and 2021, respectively, $55,665 and $51,379 were for direct research and development cost, respectively. For the three months ended September 30, 2022, total operating expenses decreased by $19,141 when compared to the same period in 2021, decreases in payroll, building rent and advertising comprising the largest part of the decreased expense level, with increases in professional fees and a number of other accounts resulting in the small net increase.

Other expense for the three-month period ended September 30, 2022 was $17,648, a $52,592 increase resulting, primarily from $59,000 gain on extinguishment of debt recognized in 2021.

A net loss of $204,213 was realized for the three months ended September 30, 2022. A net loss of $138,896 was realized for the three-month period ended September 30, 2021.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

SUMMARY OF OPERATING RESULTS
	Nine-month period ended
	September 30, 2022	September 30, 2021
Manufacturing, design, licensing and contract revenue	$ 120,896	$ 155,667
Total operating costs and expenses	674,176	651,012
Net other income (expense)	(100,838)	48,664
Net loss	(654,118)	(446,681)
Basic and diluted loss per common share	$ (0.01)	$ (0.00)

For the nine months ending September 30, 2022, revenue was $120,896, a decrease of $34,771 when compared to the same period in 2021. The majority of the revenue variance for these periods is attributable to orders from customers who are beginning to manufacture products incorporating our products.

Of the $674,176 and $651,012 total operating costs and expense for the nine months ending September 30, 2022 and 2021, respectively, $171,877 and $201,061 were for direct research and development cost, respectively. The decrease in research and development expense in 2022 results primarily from the lower lease expenses at the facility moved into in September 2021. For the nine months ended September 30, 2022, total operating expenses increased by $23,164 when compared to the same period in 2021, increases in professional fees and insurance comprising the largest part of the increased expense level.

Other expense for the nine-month period ended September 30, 2022 was $100,838 while there was other income of $48,664 for the nine-months ended September 30, 2021, a $149,502 difference resulting, primarily, from a $46,194 loss on note conversion in 2022 and a $119,000 gain on extinguishment of debt in 2021.

A net loss of $654,118 was realized for the nine months ended September 30, 2022. A net loss of $446,681 was realized for the nine-month period ended September 30, 2021.

The chart below represents a summary of our condensed consolidated balance sheets at September 30, 2022 and December 31, 2021.

SUMMARY OF BALANCE SHEET INFORMATION

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$ -	$ 402
Total current assets	23,926	9,832
Total assets	4,934,467	4,920,373
Total liabilities	3,698,138	3,634,168
Accumulated deficit	(30,736,491)	(30,082,373)
Total stockholder’s equity	$ 1,236,329	$ 1,286,205

Cash at September 30, 2022 was overdrawn by $19,226, which amount is shown as a liability. At December 31, 2021 there was a balance of $402. The negative cash is due to the issuance of checks for operating expenses and the delayed receipt of funds to deposit. Our non-current assets are unchanged, as all property and equipment and patents have been fully depreciated.

Total liabilities increased by $63,970 at September 30, 2022 due to the increase of on-demand notes, offset in part by the issuance of shares of restricted common stock in full satisfaction of obligations, both principal and interest, on convertible notes converted, increased professional fees and accrued interest.

INFLATION

We do not expect the impact of inflation to have a negative impact on our product sales or our operations for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer. Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the nine-month period ended September 30, 2022.

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

There have been no changes in internal control over financial reporting during the nine months of 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 14, 2022

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer