Form 10-K
period 2022-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2023-04-10
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period ___to___

Commission file number: No. 0-24368

FLEXPOINT SENSOR SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	87-0620425 (I.R.S. Employer Identification No.)

5718 W Dannon Way, Suite B, West Jordan, Utah (Address of principal executive offices)	84081 (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The aggregate market value of 104,990,446 shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.03), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was approximately $3,484,541.

The number of shares outstanding of the registrant’s common stock, as of April 7, 2023, was 125,557,174.

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

The COVID-19 Pandemic (“the Pandemic”), and its continuation and resurgence, has had a dramatic effect on our business as well as the business of our customers. The wide-ranging effects on the world-wide business market has led to either a slowdown or a general reluctance for businesses to move forward with entering into major commitments until their future markets have been clarified. Because of this, we have experienced a significant slowdown in the size and number of orders received and, while we cannot predict when the influence of the Pandemic will end, we have recently experienced an upturn in orders and we expect that orders will return to their former levels and even increase following a return to normal business operations.

During 2022 we focused our marketing efforts on a number of larger domestic and international companies that have applications which have the potential to greatly increase the volume of sensors we are currently manufacturing. As of the date of this report, the Company had a number of global commercial partners covering a variety of different products. In coordination with its partners, the Company introduced several new products during the last two years. Management believes this growth in sales channels will allow the Company to grow at an increasingly accelerated rate over the next several quarters.

Our sales and marketing efforts have been targeted toward the development of new relationships with clients while maintaining and strengthening relationships already developed with several Tier 1 (major) suppliers in the automotive, health and AR/VR industries. We have built and shipped orders to a number of these companies to enable them to test the utilization of our sensors into their existing, new and developing product lines.

The Company continues to develop relationships in a number of application fields. Flexpoint has established relationships with several medical IoT vendors. These include companies like Neofect and Gloreha; all with a focus on medical rehabilitation with a different approach. Products from these companies range from gloves to prosthetics to virtual reality, all with the intention of improving medical health or medical rehab. On December 15, 2022 the Company announced successful delivery of significant glove orders, with additional orders from top innovative medical rehabilitative equipment leader Idrogenet/Gloreha.

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

We also announced that Flexpoint continues to work with Resellers/Channel partners such as PayPal, Woo Commerce, Amazon, and from orders placed on our website. We are working to increase this market area as it provides effective and significant growth and scale.

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

PRINCIPAL PRODUCTS

Bend Sensor ®Technology

The Company owns the patent rights to our Bend Sensor® technology. The Bend Sensor® is a flexible potentiometer; the bend sensor consists of a coated substrate, such as plastic, that changes electrical conductivity as it is bent in a consistent manner. Electronic systems connect to this sensor and measure in detail the amount of bending or movement that occurs in a predictable manner.  Certain applications of the Bend Sensor® potentiometer have been patented (See “Patents and Intellectual Property,” below).

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

We have developed the following applications and devices using the Bend Sensor® technology and are currently marketing these items:

Glove Systems

In the rapidly growing and emerging wearables space, Flexpoint has recently received additional purchase orders from multiple glove manufacturers across various market sub-segments, including medical, gaming and virtual reality. The “speed to market” commercialization plans of these companies are driving this increased order volume. Flexpoint is aggressively going after this evolving market. The Pandemic has slowed the orders and, while we cannot predict when the influence of the Pandemic will end, we have seen a recent increase in both the size and number of orders and expect this pattern to continue and increase throughout the remainder of 2023 following a return to business. In aggregate, Bend Sensor® wearables order volumes are expected to number in the tens of thousands in 2023. The wearables market segment is clearly one where our technology is easily adapted and truly illustrates our technological differentiation. Flexpoint’s willingness and ability to customize sensors for these innovative companies and deliver them at a competitive price point allows us to deliver real value to our customers.

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

The Company’s Bend Sensor® continues to be a part of the world’s most trending sectors, one being the VR/AR market. The VR/AR industry is predicted to reach more than $25 billion by 2025 and show steady growth, thereafter. We later announced on-time delivery of those orders and receipt of additional orders.

In June of 2022 we announced significant growth and high demand for the Flexpoint Glove Bend Sensor. This sensor has been well developed over the years and is now highly sought after by the large Virtual Reality (VR) companies and their markets. The Company currently has 20 different customers ordering the patented Bend sensor with approximately 10 of these being major companies giving us reoccurring orders. Our largest companies being Manus and a Pacific Rim Supplier.

The Company has received Glove Sensor orders totaling $130,000 during the last quarter of 2021 and first quarter of 2022 with approximately $35,000 additional orders in May. We are now seeing significantly larger orders of the Glove Sensor from larger companies on a reoccurring basis and believe that this revenue source will continue to grow.

In July of 2022 we announced the on-time delivery of the previously announced orders from top virtual reality leaders, Manus VR and Neofect. Flexpoint's Bend Sensor® continues to be highly sought after as the Virtual Reality (VR) market accelerates and the demand for innovative medical equipment grows.

In November of 2022 we announced receipt of additional glove orders from virtual reality leaders Manus VR and Idrogenet/Glohrea.

In December of 2022 we announced delivery and receipt of additional orders from Idrogenet/Gloreha.

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

In the VR/VA market space, orders of increasing size and frequency were received during 2022 and additional orders are expected in 2023 from Manus VR and Neofect as they strive to fulfill production orders. Flexpoint also received orders from other global VR/AR customers during the last quarter of 2021 and the first quarter of 2022. It is expected that these orders will increase as the impact of the Pandemic enables businesses to resume normal operations.

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

In May 2021, Flexpoint announced that they had formalized a Joint Development and Supply Agreement between Flexpoint Sensor Systems, Inc. and De Amertek Corporation. The companies will work together and collaborate to develop electronics with integrated sensor technologies for an occupant classification system and other automotive products. We are currently collaborating on three separate projects with domestic and foreign automotive manufacturers. De Amertek is a leading designer and manufacturer of microelectronics and one of the most specialized sources of custom-made electronic modules. Headquartered in Chicago, IL, its world-class manufacturing facility and supply chain network exceeds customer expectations in quality, delivery, service and time to market. De Amertek is making way for futuristic developments and setting trends in the technology world.

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

In August of 2022 we announced delivery of sensors under the second purchase order for an impact detection system for an autonomous vehicle manufacturer. We later announced additional interest from another manufacturer of autonomous vehicles in our OCS system.

Additionally, in August of 2022 we announced that we have seen significant market interest and the recent adoption of a variety of sensor applications including the Flexpoint seat occupancy sensor and the companies’ more sophisticated, Occupant Classification System (OCS), along with integration of the Impact Detection System. We are currently working with both North American and foreign automotive manufacturers on these systems. These companies include Fortune 500 automotive manufacturers as well as new, well financed companies in the EV and Autonomous Driving vehicle market spaces. We look forward to announcing production agreements with our partners and their anticipated production schedules as the agreements are formalized. We are also working on entering into an arrangement with a large after-market seller for seat products.

In October of 2022 we announced completion of deliveries under the second purchase order for an Impact Detection System. As previously announced Flexpoint has entered into an agreement with a leading US based manufacturer/OEM to provide an impact detection system for their autonomous vehicles in the United States. An autonomous vehicle is a driverless vehicle that is capable of sensing its environment and moving safely with little or no human input.

In November of 2022 we announced completion and delivery of the previous order and receipt of an order for delivery of additional sensors for an impact detection sensor for the manufacturer of autonomous vehicle that we have been working with.

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

Other Medical Devices

Flexpoint has had repeat, multiple order volume from medical IoT customers such as South Korea-based Neofect. These customers produce award winning and commercially available Bend Sensor®- based rehabilitation systems.

Flexpoint is also involved in the following products for the automotive industry:

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

Flow Control Applications

Our flexible sensor has proven to be an extremely robust and durable flow control switch. The Bend Sensor® product allows for the measurement of liquid and air flow, and has been tested to over 35 million cycles without failure. The Company is currently working with a global leader in cleaning, sanitizing, food safety products who have been testing the Bend Sensor® as a measuring and dispensing device for their harsh chemical products.  When the Bend Sensor® device is placed in a flow stream, it can measure if flow is occurring, or it can measure the amount of flow that is occurring. The fact that our design incorporates a single layer flexible device allows it to effectively operate in many harsh environments. While other technologies are affected by dirt, dust, and liquids, the Bend Sensor® product is able to reliably operate in those environments.  An international supplier of integrated tinting solutions is interested in a similar dispensing system for its paint manufacturers, retail chains and plastic producers. We continue to receive inquiries from a variety of industries for flow applications. In July of 2022 we announced the delivery of specialized sensors for detection of over pressure rising in hydraulic systems and has delivered Flexpoint’s Bend Sensors to a global manufacturer of rupture discs, pressure and vacuum-relief valves, and other safety-critical pressure-relief products. We received an additional order for delivery in the first quarter of 2023 and expect to continue to receive orders for this and related products from this manufacturer.

Monitoring Systems

In October, 2018, the Company announced it had signed a five-year manufacturing and supply agreement with Counted LLC. Counted LLC conceived of a medication delivery monitoring system and dispensing monitoring system. Flexpoint designed and produced the monitoring system with Flexpoint features, Flexpoint technology and Flexpoint designed electronics to track and report the dispensing of medications in real time. The information has the potential to be transmitted to physicians, pharmacists and government agencies. Prototypes have been built and successfully tested with additional production and testing continuing. Counted LLC has recently raised capital to complete the development and testing of necessary software to bring the product to market.

In July of 2022 we announced the advancement of the pill dispensing application to work with wireless communication protocols. In September we announced that there has been a significant increase in efforts to complete development of the Pill Pack for prescription tracking.

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

While introduction of the electronics for the product has been delayed, we expect to have the product available for delivery in 2023. Bend Tech is attempting to finalize partnerships with larger companies already involved in the athletic shoe industry for distribution.

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

The Company is currently collaborating with Fortune 100 companies involving the battery expansion sensor. The overall testing phases range from six to nine months. With confidentiality agreements in place, Flexpoint is now in development with these and other companies to integrate the Battery Expansion Sensor into their products.

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

Other Applications

Management believes the potential market for our technology includes using the technology to replace or upgrade existing devices used in industrial control systems, medical equipment and instrumentation, computer peripherals, automotive transmission equipment, commercial vending equipment and other devices.  We have developed, or are developing:

●	a rupture disc/bursting disc utilizing the Bend Sensor® as the detection/alarm element of a ruptured disc device;
●	video gaming devices; and
●	other sports applications

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

When volumes dictate, our goal will be to either qualify our production line and facility as an ISO/TS 16949 production line and facility as it is required for manufacturing automotive and related parts, or to enter into manufacturing agreements with other qualified manufacturers. We may qualify our production line and facilities. We have entered into an agreement with the Walker Component Group to assist in meeting these qualifications now. The Walker Component Group is a well-established manufacturing company with expertise and certifications, including ISO 9001:2008, ROHS and REACH certifications that will dramatically enhance Flexpoint’s assembly infrastructure and assist to market products such as those that have been developed with HTK Engineering and InterTek. With numerous Fortune 100 clients, the Walker Component Group will add considerable experience, prestige, and confidence to every project that it enters into with Flexpoint. This agreement will increase the marketability of our products to automotive Tier 1 and major parts suppliers.

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

MAJOR CUSTOMERS

Currently, we have a limited customer base and for the year ending 2022 five customers represented approximately 88% of the Company’s revenue.

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

HOLDERS

As of March 25, 2023 we had approximately 481 stockholders of record of our common stock, which does not include “street accounts” of securities brokers. Our transfer agent is Standard Registrar & Transfer Co., Inc., located in Salt Lake City, Utah.

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

RECENT SALES OF UNREGISTERED SECURITIES

On March 15, 2022, Capital Communications converted two notes into shares of the Company’s restricted common stock. One note was entered into on April 10, 2018 in the amount of $200,000 which had a principal balance of $210,000 and interest accrued but unpaid of $74,775. The second note was entered into on September 10, 2020 in the amount of $245,000 and had accrued and unpaid interest of $28,271. Both of the notes provided for conversion rates at $0.05 per share. The conversion resulted in the issuance of 11,160,931 shares of restricted common stock. The conversion is reported in the results of the year ended December 31, 2022. We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

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

For the past twelve months we have relied on the proceeds of convertible loans from existing shareholders and proceeds from sales. During 2022 and 2021, the Company secured financing to fund its operations by issuing additional convertible notes to Capital Communications LLC, First Equity Holdings and officers, the balances of which were $180,000 and $510,000 as of December 31, 2022 and 2021, respectively, net of $455,000 and $0 in notes converted to shares of restricted common stock in 2022 and 2021, respectively. The notes have an annual interest rate of 10% and default rate of 15%, have various maturity dates, and are secured by the Company’s business assets. The Company also received funds under the Paycheck Protection Program.

Management believes that our current cash burn rate is approximately $60,000 per month and that proceeds from additional convertible notes and estimated revenues for engineering design and prototype products will be sufficient to fund the next twelve months of operations. Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our current purchase orders and anticipated purchase orders over the next twelve months our projected revenues by the end of 2022 are anticipated to cover our projected operating expenses, based on our current burn rate. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will meet the volumes that we anticipate.

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

Our principal commitments at December 31, 2022 consist of total current liabilities of $3,956,658, which includes $398,513 in convertible notes.

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

Our total current liabilities include accounts payable of $265,271 related to normal operating expenses, including health insurance, utilities, production supplies, legal expenses and travel expense.  Accrued liabilities at December 31, 2022, were $2,416,589 and were related to payroll tax liabilities, tax expenses, accrued interest, investor relations consulting, and accrued Paid Time Off, a combination vacation-sick leave policy, and amounts due to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and its subsidiaries, Sensitron, Inc. and Flexpoint International, LLC, and should be read in conjunction with our audited financial statements for the years ended December 31, 2022 and 2021.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS
	For the year ended	For the year ended
	December 31, 2022	December 31, 2021
Engineering, contract, licensing and testing revenue	$ 151,156	$ 0,249
Total operating costs and expenses	(880,406)	(923,523)
Net other income (expense)	(75,582)	25,572
Net loss	(804,832)	(687,702)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Our revenue for 2022 decreased $59,093 as compared to 2021. The decrease resulted from lower product sales and development fees. The decrease of our revenue was primarily the result of world-wide impacts from the Covid 19 crisis including delays in manufacturing orders for the wearable and toy industries, design and development engineering, prototype products and sales of our fully integrated products. Revenue from research and development engineering and prototype product contracts is generally recognized as the services are provided and accepted by the customer. Revenue from the sale of a product is recorded at the time of shipment to the customer. Management anticipates that revenue will increase as we continue to provide engineering services and our customers continue to order more frequently and in larger quantities.

Total operating costs and expenses were $880,406 in 2022 compared to $923,523 in 2021. Administrative and marketing expenses for 2022 were lower, as $34,669 in moving expenses were included in the 2021 totals. As we are working to commercialize products and establish distribution channels, we are also working to bring greater efficiencies and cost reductions to our operations.

For the year ending December 31, 2022 net other expense was $75,582. This compares to other income of $25,572 in 2021, which was benefited from gain on forgiveness of PPP loans in the amount of $119,000. Other expense in 2022 is comprised primarily of interest expense of $76,782. Other income of $25,572 in 2021 was comprised of $119,000 gain on forgiveness of PPP loans, offset by $96,983 in interest expense in 2021.

As we continued to mature into a manufacturing company our engineering design and production revenues increased. As we expand and sell our existing suite of products, and as we grow the relationship with our customers, we expect this trend to continue in the future. We are not able to guarantee that our operating losses will be reduced in the short term. The chart below presents a summary of our consolidated balance sheets at December 31, 2022 and 2021.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended December 31, 2022	Year ended December 31, 2021
Cash and cash equivalents	$ -	$ 402
Total current assets	29,083	9,832
Total assets	5,194,143	4,920,373
Total liabilities	4,154,725	3,634,168
Accumulated deficit	(30,887,205)	(30,082,373)
Total stockholder’s equity	$ 1,039,417	$ 1,286,205

Cash and cash equivalents were $-0- in 2022 compared to cash of $402 in 2021, a decrease of $402. The cash decrease in 2022 is attributable to the difficulty in raising funds to cover operating expenses. Until such time as our revenue increases, cash to fund our operations will be our most critical factor. As we expand our customer base and product offerings, we will need to raise additional operating capital during 2022. It is expected that this will be accomplished by securing additional loans from related parties and existing shareholders, through the private placement of stock, or through the licensing of our technology. We anticipate that we will need to raise approximately $500,000 to $800,000 in funding to support our existing operations and our anticipated growth during 2023.

Our current assets increased to $29,083 during the year ending December 31, 2022 compared to $9,832 during the same period in 2021. This increase is primarily due to increases of $11,217 in accounts receivable and $8,346 in deposits. Our fixed assets and patents and proprietary technology are all fully amortized.

Accrued liabilities increased at December 31, 2022 by $212,862 when compared to December 31, 2021. The increase is primarily due to the accrual of interest expense related to notes payable and accrued consulting fees. Total liabilities increased by $520,557 at December 31, 2022 due to the aforementioned increased in accrued liabilities, notes payable due on demand and lease liabilities relating to the building lease, offset by the convertible notes converted to shares of common stock and by the retirement of the PPP loan through forgiveness of debt.

TRANSACTIONS WITH RELATED PARTIES

At December 31, 2022 and 2021, the Company had accounts payable of $44,713 and $20,481 to its Chief Executive Officer for reimbursement of various operating expenses paid by him and a loan which he made the Company.

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

We annually test long-lived assets for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2022 or the twelve months ended December 31, 2021. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation. The pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2022 and 2021 we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options that will be recognized based upon the current grants issued.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flexpoint Sensor Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Flexpoint Sensor Systems, Inc. and subsidiaries (“the Company”) as of December 31, 2022, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and suffered losses for the period. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Potential for Goodwill Impairment — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment at least annually via comparison of the fair value of the Company to the carrying value of the Company’s net assets. An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value. Management has determined that there is one reporting unit and that use of the market price at year end is appropriate.

Auditing management’s assessment as to whether impairment is required is highly judgmental.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s assessment consisted of the following, among others:

•	We evaluated management’s processes and determinations underlying the estimation (including the market capitalization model) and whether they are in compliance with ASC 350 Intangibles – Goodwill and Other.
•	Performed an independent calculation to determine whether there is indication that impairment is required and compared to management’s conclusions.
•	We evaluated the relevance and reliability of the data used for calculations.

We have served as the Company’s auditor since 2023. (PCAOB ID 5525) Spokane, Washington
April 7, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flexpoint Sensor Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexpoint Sensor Systems, Inc.(“the Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2012.

PCAOB ID 3627

Draper, UT

March 31, 2022

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 402
Accounts receivable, net of allowance of $103,777 and $105,790	20,135	8,918
Deposits and prepaid expenses	8,948	512
Total Current Assets	29,083	9,832
Long-Term Deposits	13,624	13,624
Property and Equipment, net of accumulated depreciation
of $597,174 and $597,174	-	-
Patents and Proprietary Technology, net of accumulated
amortization of $974,045 and $974,045	-	-
Operating lease – Right-of-use asset	254,519	-
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,194,143	$ 4,920,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$ 7,506	$ -
Accounts payable	265,267	226,447
Accounts payable – related party	44,713	20,481
Accrued liabilities	2,416,589	2,203,727
Lease liability – current portion	57,679	-
Notes payable – due on demand	766,391	455,000
Convertible notes payable	180,000	510,000
Convertible notes payable to related party	218,513	218,513
Total Current Liabilities	3,956,658	3,634,168
Lease liability – long-term	198,064	-
Total Liabilities	4,154,722	3,634,168
Commitments and contingencies
Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 200,000,000 shares authorized;
125,557,174 shares and 114,396,242 shares issued and outstanding, respectively	125,557	114,396
Additional paid-in capital	31,801,069	31,254,182
Accumulated deficit	(30,887,205)	(30,082,373)
Total Stockholders' Equity	1,039,421	1,286,205
Total Liabilities and Stockholders' Equity	$ 5,194,143	$ 4,920,373

The accompanying notes are an integral part of these consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2022	2021

Engineering, Contract and Testing Revenue	$ 151,156	$ 210,249

Operating Costs and Expenses
Cost of revenue	36,258	31,400
Administrative and marketing	620,921	629,139
Research and development	223,227	262,984
Total Operating Costs and Expenses	880,406	923,523

Loss from operations	(729,250)	(713,274)
Other Income (Expense)
Interest expense	(76,782)	(96,983)
Interest income	-	3
Other income	1,200	100
Gain on extinguishment of debt	-	119,000
Gain on sale of assets	-	3,452
Net Other Income (Expense)	(75,582)	25,572
Net Loss	$ (804,832)	$ (687,702)

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	123,294,410	113,591,707

The accompanying notes are an integral part of these consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2022 and 2021

	Common	Stock	Additional	Common		Total
			Paid-in	Stock to	Accumulated	Stockholder
	Shares	Amount	Capital	Be Issued	Deficit	Equity

Balance - December 31, 2020	99,713,464	$99,713	$30,882,936	385,929	$(29,394,671)	$1,973,907

Common stock issued against stock subscription payable	14,682,778	14,683	371,246	(385,929)	-	-
Net loss	-	-	-		(687,702)	(687,702)

Balance – December 31, 2021	114,396,242	114,396	31,254,182	-	(30,082,373)	1,286,205

Common stock issued in full settlement of convertible note conversion	11,160,932	11,161	546,887	-	-	558,048

Net loss	-	-	-		(804,832)	(804,832)

Balance - December 31, 2022	125,557,174	$125,557	$31,801,069	$ -	$(30,887,205)	$1,039,421

The accompanying notes are an integral part of these consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(804,832)	$(687,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,451
Gain on extinguishment of debt	-	(119,000)
Amortization of Right-of-Use Asset	19,011	-
Changes in operating assets and liabilities:
Accounts receivable	(11,217)	(745)
Deposits and prepaid expense	(15,093)	548
Accounts payable	38,820	(6,628)
Accounts payable – related party	24,232	15,281
Lease liability	(11,130)	-
Accrued liabilities	440,910	357,347
Net Cash Used in Operating Activities	(319,295)	(439,448)
Cash Flows from Financing Activities:
Proceeds from (payments to) bank overdraft	7,506	(19,650)
Proceeds from (payments to) note payable	(10,000)	(20,000)
Proceeds from borrowings under convertible note payable	321,391	479,500
Net Cash Provided by Financing Activities	318,897	439,850
Net Change in Cash and Cash Equivalents	(402)	402
Cash and Cash Equivalents at Beginning of Period	402	-
Cash and Cash Equivalents at End of Period	$ -	$ 402
Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
Supplemental Disclosure on Noncash Investing and Financing Activities
Common stock issued for subscription payable	$ -	$ 385,929
Initiation of operating lease	$ 273,530	$ -
Conversion of note payable and accrued interest to common stock to be issued	$ 558,048	$ -

The accompanying notes are an integral part of these consolidated financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in West Jordan, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, entering into licensing agreements, production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing, licensing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2022 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Flexpoint Sensor Systems, Inc.  Intercompany balances are eliminated at the consolidation.

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

Accounts Receivable – Trade accounts receivable are generally recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances. The balance in the allowance account was $103,777 and $105,790 in the years ended December 31, 2022 and 2021, respectively.

Inventories – The Company does not currently have inventory. However, as production levels increase inventories will be carried on the balance sheet. Inventories will be stated at the lower of cost or market or net realizable value. Cost is determined by using the first in, first out (FIFO) method.

Going Concern– The Company suffered losses of $804,832 and $687,702 during the years ended December 31, 2022 and 2021, respectively.  At December 31, 2022, the Company had an accumulated deficit of $30,887,205. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2022 the Company raised approximately $6.5 million, which includes $447,093 raised in 2022, in additional capital, including accrued interest, through the issuance of long and short-term notes to related and other parties. All of the notes had an annual interest rate of 10% or 15% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $0.05 to $0.20 per share with maturity dates of December 31, 2018 through March 31, 2021. Management continues to work with investor groups to provide funds for the Company’s operations until its operations produce a positive cash flow.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the year ended December 31, 2022. Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. Under similar analysis there was no impairment charge taken during the year ended December 31, 2022.

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

As the Company consists of only one reporting unit, and is publicly traded, management estimates the fair value of its reporting unit utilizing the Company’s market capitalization, multiplying the number of actual shares outstanding by the market price on December 31, as reflected on NASDAQ National Market.  As the Company is traded on a public exchange, the stock price is subject to fluctuations and the fair value test could be impacted by lower stock prices.

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

A part of our customer base is made up of international customers. The table below allocates revenue between domestic and international customers. The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

	December 31,			December 31,
		2022			2021
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$11,655	-	11,655	$10,250	-	$ 10,250
International	139,501	-	139,501	199,999	-	199,999
	$151,156	-	151,156	$210,249	-	$210,249

Components	$115,086	-	115,086	$210,249	-	$210,249
Engineering Services	36,070	-	36,070	-	-	-
	$151,156	-	151,156	$210,249	-	$210,249

Stock-Based Compensation –The Company, in accordance with ASC 718, Compensation – Stock Compensation, records all share-based payments to employees at the grant-date fair value of the equity instruments issued. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company uses the closing price of the stock, as quoted by NASDAQ, on the date of the grant. The Company believes this pricing method provides the best estimate of the fair value of the consideration given. Compensation cost is recognized over the requisite service period.

Basic and Diluted Loss per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2022 and 2021, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 14,862,493 and 16,343,281, respectively, from convertible notes and 1,900,000 from options for common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represents a significant portion of revenue, accounts receivable and notes receivable. During the year ended December 31, 2022, three customers represented 55% of sales and three customers represented 98% of accounts receivable. A customer who is utilizing our technology for commercialization in shoes represented 80% of accounts receivable at December 31, 2022. The Company has a strong relationship with these customers and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.  During 2022, five customers constituted 88% of the sales.

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

Recent Accounting Pronouncements–In December 2019, the Financial Standards Accounting Board (“FASB”) issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. The effective date will be the first quarter of fiscal year 2021 and early adoption is permitted. The adoption of this standard had no impact on our condensed consolidated financial statements or disclosures.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $-0- and $-0- for the years ended December 31, 2022 and 2021, respectively, and is included in the administrative and marketing expense on the statement of operations.

No impairment was recognized during the twelve months ended December 31, 2022. Property and equipment at December 31, 2022 and 2021 consisted of the following:

December 31,	2022	2021

Machinery and equipment	$ 543,249	$ 543,249
Office equipment	40,455	40,455
Furniture and fixtures	13,470	13,470

Total Property and Equipment	597,174	597,174

Less: Accumulated depreciation	(597,174)	(597,174)

Net Property and Equipment	$ -0-	$ -0-

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2022 and 2021 were as follows:

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 174,963	$ 174,963	$ -
Proprietary Technology	799,082	799,082	-
Total Amortizing Asset	$ 974,045	$ 974,045	$ -

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 174,963	$ 174,963	$ -
Proprietary Technology	799,082	799,082	-
Total Amortizing Asset	$ 974,045	$ 974,045	$ -

Patent amortization was $-0- and $-0- for the year ended December 31, 2022 and 2021, respectively. Amortization related to proprietary technology was $-0- and $-0- for the years ended December 31, 2022 and 2021.  Patent and proprietary technology amortization is charged to operations.

There will be no amortization expense for each of the next three years, as the patents became fully amortized in 2019.

NOTE 4– INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2022 and 2021,respectively.  The components of the net deferred tax asset as of December 31, 2022 and 2021, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2022	2021
Operating loss carry forwards	$ 9,222,589	$ 8,372,737
Origination and amortization of interest on convertible notes	932,622	932,622
Allowance for doubtful accounts	158,389	158,389
Change in derivative liabilities	107,270	107,270
Options issued for services	653,545	653,545
Total Deferred Tax Assets	$ 11,074,415	$ 10,224,563
Valuation allowance	(11,074,415)	(10,224,563)
Net Deferred Tax Asset	$ --	$ --

Federal and state net operating loss carry forwards at December 31, 2022 and 2021 were $24,961,758, and $24,111,906, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards began to expire in 2020.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2022 and 2021, respectively:

For the Years Ended December 31,	2022	2021
Tax at statutory rate (21%)	$ (209,256)	$ (144,417)
Options issued for services	-	-
Origination and amortization of interest on convertible notes	-	-
Allowance for doubtful accounts	-	-
Change in derivative liabilities	-	-
Change in valuation allowance	209,256	144,417
Provision for Income Taxes	$ --	$ --

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2022, and 2021, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2022 and 2021 relating to unrecognized benefits.

The tax years 2022, 2021, 2020 and 2019 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

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

NOTE 5 – NOTES PAYABLE

On Demand Notes – Third Parties

On December 31, 2022 there are on demand notes the Company entered into which total $766,391. Of that total, $671,391 are with Capital Communications, $25,000 with First Equity, $45,000 with Empire Fund, all of which bear annual interest of 10%, and $35,000 with John Kelly, which is non-interest bearing. At December 31, 2021 there were on demand notes totaling $455,000. All of these notes are due on demand. At December 31, 2022, there is $18,199 in accrued interest relating to these notes.

Convertible Notes Payable – Third Parties

At December 31, 2022 there are convertible notes outstanding with principal balances which total $180,000, compared to convertible notes of $510,000 at December 31, 2021. Of the notes, $140,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.05 per share. The remaining $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director. That note was due on December 31, 2015, and bears a default interest rate of 10% and is convertible at $0.20 per share.

In March 2022, the holder of $455,000 in convertible notes and $103,046 in accrued interest notified the Company of their intent to convert the debt into 8,419,547 shares of common stock. The note holder agreed to waive default interest in exchange for a reduced conversion price of $0.05 per share and the Company issued 11,160,932 shares of its restricted common stock in full settlement of its obligations.

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

At December 31, 2022 there are related party convertible notes outstanding with principal balances of $164,257 and $54,256 which are due to the CEO and the Chairman of the Board of the Company, respectively. Of the total balance, $114,514 are convertible notes bearing an 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible notes payable related parties have a maturity date of March 31, 2023.  The holders of the notes will extend the maturity dates of these notes.

NOTE 6– CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 200,000,000 shares of common stock with a par value of $0.001 per share authorized. During the year ended December 31, 2022, the Company issued 11,160,932 shares of restricted common stock for the conversion of $455,000 of convertible notes payable and $103,046 of accrued interest. During the year ended December 31, 2021, there were 14,682,778 shares of common stock issued.

NOTE 7– STOCK OPTION PLANS

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

As of the years ended December 31, 2005 through 2022, the Company recognized a total of $2,451,971 of stock-based compensation expense, which includes charges of $8,203 in 2020 and $-0- in 2019, leaving $0 in unrecognized expense as of December 31, 2022. There were 1,900,000 and 1,900,000 employee stock options outstanding at December 31, 2022 and 2021, respectively.

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2022, and changes during the year then ended is set forth below:
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,900,000	$ 0.05	3.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	1,900,000	$ 0.05	2.65	$ --
Exercisable at the end of Period	1,900,000	$ 0.05	2.65	$ --

NOTE 8–COMMITMENTS AND CONTINGENCIES

The Company currently occupies approximately 8,029 square feet of office and manufacturing space leased from D&M Management, Inc. The building is located in a commercial business district in West Jordan, Utah which consists primarily of high-tech manufacturing firms and it is located adjacent to a major intersection, allowing easy access to Utah’s main interstate highway. The lease is for $6,787 per month and is for a period of twelve months with a 90-day notice clause if our intent is to renew the lease for additional periods.  Minimum payments under the lease for the current term and assuming the lease renewal for an additional three years is as follows:

2023	$ 80,684
2024	83,108
2025	85,604
2026	58,118
Total payments	$ 307,513
Imputed interest	(51,771)
Lease liability as of period end	255,743
Short-term lease liability	(57,679)
Lease liability	$ 198,064

We recognize lease expense on a straight-line basis over the term of the lease.

Lease Cost	For the Year 2022
Rent expense	$81,722

Our building lease does not specify an implicit rate of interest. Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of December 31, 2022, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

December 31, 2022
Weighted average remaining lease term	3.67 years
Weighted average discount rate	5%

NOTE 9 – RELATED PARTY TRANSACTIONS

At December 31, 2022 and 2021, the Company had accounts payable of $44,713 and $20,481, respectively, to its Chief Executive Officer for reimbursement of various operating expenses paid by him and a loan which he made the Company.

At December 31, 2022 and 2021 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to the CEO and the Chairman of the Board of the Company, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties have a maturity date of March 31, 2023.

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

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to December 31, 2022, the Company has received an additional $150,000 in funding from an investor. The fundings have not yet been reduced to a formalized convertible note; therefore, there are no terms for interest rate or maturity date associated with these funds. The Company also received loans in the amount of $8,000 from an officer and director.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no other events that require disclosure as of the date of issuance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its independent registered public accounting firms with respect to accounting practices or procedures or financial disclosure. In February 2023, the Board of Directors approved the appointment of Fruci & Associates II, PLLC as its independent registered accounting firm, replacing Sadler, Gibb and Associates, LLC.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who also acts as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the period December 31, 2022 for the reasons discussed below.

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

Our Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework - 2013. Based on this evaluation, our Chief Executive Officer concluded that as of the end of the fiscal year December 31, 2022, our internal control over financial reporting was not effective at that reasonable assurance level.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general. We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

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

Name	Age	Position Held	Director Term of Office
Clark M. Mower	76	President, CEO and Director	From December 2018 to next shareholder meeting
John A. Sindt	78	Chairman of the Board	From December 2018 to next shareholder meeting

Clark M. Mower --Mr. Mower was appointed President and CEO in January 2005.  He was appointed as Director, President and CEO of Sensitron in February 2005.  In December 2018 he was elected to serve a two-year term as a director. He formerly served as Senior Vice President - Mergers and Acquisitions - Merchant Energy Group for El Paso Energy Corporation (NYSE: EP).  From August 2002 through 2004 he was the managing member of Polaris Energy, LLC, a non-affiliated consulting company to energy related mergers and acquisition.  From August 2002 to July 2004, he was a management committee member for Saguaro Power Company, a non-affiliated company operating a 100 megawatts power plant in Henderson, Nevada.  Prior to that he served as President and Chief Executive Officer of Bonneville Pacific Corporation (a public company) for eight years until El Paso Corporation acquired Bonneville Pacific Corporation in October 1999.

John A. Sindt --Mr. Sindt has served as a director of the Company since 1999 and in December 2018 he was elected to serve a three year term. He served as President and Chief Executive and Financial Officer from 2001 to 2004.  He served as Secretary/Treasurer from January 2005 through July 2005.  Mr. Sindt also served as the Chairman of the Board of Sensitron, one of our former subsidiaries.  He was employed from 1965 to late 2019 as a Salt Lake County, Utah Constable. He has also served as President, Corporate Secretary and Director for the National Constables Association.

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

5718 West Dannon Way, Suite B

West Jordan Utah 84081

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

The following table shows the compensation paid to our Chief Executive Officer, Principal Financial Officer, and our most highly compensated executive officer for the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO, PFO and Director	2022 2021	$ 72,000 $ 72,000	$ 0 $0	$ 0 $ 0	$ 72,000 $ 72,000
(1)	Represents value of options granted computed in accordance with FASB ASC Topic 718.

Because the Company did not meet its projected revenues during the year ending December 31, 2014, Mr. Mower continued to voluntarily take a reduced salary through the end of 2022.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to our named executive officers as of December 31, 2022.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2022.  This chart also includes individual compensation arrangements described below.

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

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 125,557,174 shares of common stock outstanding as of March 31, 2023, plus an aggregate of 1,300,000 shares which the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

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

At December 31, 2022 and 2021, the Company had accounts payable of $44,713 and $20,481, respectively, owed to Clark Mower, Chief Executive Officer, for reimbursement of various operating expenses paid by him and a loan which he made the Company.

At December 31, 2022 and 2021 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to the Mr. Mower and Mr. Sindt, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties has a maturity date of March 31, 2023.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

ACCOUNTANT FEES

The Company has selected Fruci & Associates II, PLLC as its independent public accounting firm, effective with the audit of our 2022 financial results. Expected fees to be paid are:

1) Audit Fees - The aggregate fees incurred for professional services rendered by our principal accountant for the audit of our annual financial statements ending December 31, 2022 will be approximately $15,000 to $18,000 and $3,000 for the review of each of our quarterly financial statements during the initial three quarters of 2023.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $0 and $0.

4) All Other Fees. $0.

For the year ended December 31, 2021 the Company paid audit fees of $31,907 to Sadler, Gibb & Associates LLC.

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

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report

No.	Description
3(i).1	Certificate of Incorporation of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.1 for Form 10-QSB, filed August 4, 2006)
3(i).2	Certificate of Amendment to Flexpoint Certificate of Incorporation, dated October 11, 2019 (Incorporated by reference to exhibit 3(i).2 of Form 8-K, filed October 15, 2019)
3(ii)	Bylaws of Flexpoint Sensor, as amended (Incorporated by reference to exhibit 3.4 of Form 10-QSB, filed May 3, 2004)
4.6	Description of Securities (Incorporated by reference to exhibit 4.6 of Form 10-K, filed March 31, 2022)
10.1	Office Building Lease between Flexpoint Sensor Systems and FGBP, LLC, dated December 9, 2019(Incorporated by reference to exhibit 10.1 of Form 10-K, filed March 30, 2020)
10.2	Exclusive License Agreement between Flexpoint Sensor Systems and subVo, LLC, dated June 19, 2019 (Incorporated by reference to exhibit 10.2 of Form 10-Q, filed August 14, 2019)
10.3	Form of Notice of Stock Option Grant, dated August 24, 2015 (Incorporated by reference to exhibit 10.4 of Form 10-K, filed April 14, 2016)
20.2	Audit Committee Charter (Incorporated by reference to Schedule 14A, filed October 27, 2005)
31.1	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Clark M. Mower pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXPOINT SENSOR SYSTEMS, INC.

Date: April 7, 2023                                                   By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 7, 2023                                                   /s/ Clark M. Mower

Clark M. Mower

President

Chief Executive Officer

Principal Financial Officer

Director

Date: April 7, 2023                                                    /s/ John A. Sindt

John A. Sindt

Chairman of the Board