Form 10-Q
period 2023-09-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2023-11-14
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2023

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

Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock was 125,557,174 as of November 14, 2023.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed financial position as of September 30, 2023, the condensed statements of operations for the three and nine months ended September 30, 2023 and 2022, the condensed statement of stockholders’ equity for the nine months ended September 30, 2023 and 2022 and the condensed statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The information presented below for the condensed financial position as of December 31, 2022 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April10, 2023. The results of operations for the nine months ended September 30, 2023 and 2022, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED BALANCE SHEETS

	September 30,2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Accounts receivable, net of allowance for bad debts of $103,777 and $103,777	17,042	20,135
Deposits and prepaid expenses	12,027	8,948
Total Current Assets	29,069	29,083
Long-Term Deposits	13,624	13,624
Property and Equipment, net of accumulated depreciation
of $597,173 and $597,173	-	-
Operating lease – Right-of-use asset	210,593	254,519
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,150,203	$ 5,194,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$ 20,559	$ 7,506
Accounts payable	279,159	265,267
Accounts payable – related party	61,960	44,713
Accrued liabilities	2,673,139	2,416,591
Notes payable – due on demand	1,086,910	766,391
Convertible notes payable	180,000	180,000
Convertible notes payable - related party	218,513	218,513
Lease liability – current portion	57,679	57,679
Total Current Liabilities	4,577,919	3,956,660
Lease liability – long-term	156,832	198,064
Total Liabilities	4,734,751	4,154,724

Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock – $0.001 par value; 200,000,000 shares authorized;125,557,174 and 125,557,174 shares issued and outstanding, respectively	125,557	125,557
Additional paid-in capital	31,801,069	31,801,069
Accumulated deficit	(31,511,174)	(30,887,207)
Total Stockholders' Equity	415,452	1,039,419
Total Liabilities and Stockholders' Equity	$ 5,150,203	$ 5,194,143

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Design, Contract and Testing Revenue	$ 21,594	$ 23,957	$ 71,358	$ 120,896

Operating Costs and Expenses
Cost of revenue	7,466	6,542	21,626	30,726
Administrative and marketing expense	133,095	148,315	432,645	471,573
Research and development expense	55,049	55,665	164,299	171,877

Total Operating Costs and Expenses	195,610	210,522	618,570	674,176

Net Operating Income (Loss)	(174,016)	(186,565)	(547,212)	(553,280)

Other Income and Expenses
Interest expense	(31,310)	(17,948)	(78,254)	(55,544)
Interest income	-	-	-	-
Other income	300	300	1,500	900
Gain (Loss) on conversion/forgiveness of debt	-	-	-	(46,194)
Gain (Loss) on sale of assets	-	-	-	-

Total Other Income (Expense)	(31,010)	(17,648)	(76,754)	(100,838)

Net Income (Loss)	$(205,026)	$(204,213)	$(623,966)	$(654,118)

Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Basic and Diluted Weighted-Average Common Shares
Outstanding	125,557,174	125,557,174	125,557,174	122,593,612

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2023 and 2022

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder Equity
	Shares	Amount
Balance – December 31, 2022	125,557,174	$ 125,557	$ 31,801,069	$ (30,887,207)	$1,039,419

Net loss – three months ended March 31, 2023	-	-	-	(208,844)	(208,844)

Balance - March 31, 2023	125,557,174	$ 125,557	$ 31,801,069	$ (31,096,051)	$ 830,574

Net loss – three months ended June 30, 2023	-	-	-	(210,097)	(210,097)

Balance - June 30, 2023	125,557,174	$ 125,557	$ 31,801,069	$ (31,306,148)	$ 620,478

Net loss – three months ended September 30, 2023	-	-	-	(205,026)	(205,026)
Balance – September 30, 2023	125,557,174	$ 125,557	$ 31,801,069	$ (31,511,174)	$ 415,452

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder Equity
	Shares	Amount
Balance – December 31, 2021	114,396,242	$ 114,396	$ 31,254,183	$ (30,082,376)	$ 1,286,203

Common stock issued for conversion of debt	11,160,932	11,161	593,081	-	604,242

Net loss – three months ended March 31, 2022	-	-	-	(255,778)	(255,778)

Balance - March 31, 2022	125,557,174	$ 125,557	$ 31,847,263	$ (30,338,151)	$ 1,634,669

Net loss – three months ended June 30, 2022	-	-	-	(194,127)	(194,127)

Balance - June 30, 2022	125,557,174	$ 125,557	$ 31,847,264	$ (30,532,281)	$ 1,440,540

Net loss – three months ended September 30, 2022	-	-	-	(204,213)	(204,213)
Balance – September 30, 2022	125,557,174	$ 125,557	$ 31,847,264	$ (30,736,491)	$ 1,236,329

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$ (623,966)	$ (654,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Loss (Gain) on conversion of debt	-	46,194
Changes in operating assets and liabilities:
Accounts receivable	3,093	(4,217)
Prepaid expenses and other assets	(3,079)	(10,279)
Right-of-use asset	43,926	-
Accounts payable	13,892	32,757
Accounts payable – related parties	17,247	7,980
Accrued liabilities	256,547	236,479
Lease liability – long-term	(41,232)	-
Net Cash Provided by (Used) in Operating Activities	(333,572)	(345,204)

Cash Flows from Financing Activities:
Proceeds from borrowings under notes payable	343,019	317,776
Proceeds from (payment of) bank overdrafts	13,053	19,226
Advances from related party	-	12,800
Payment on loans payable	(22,500)	(5,000)
Net Cash Provided by Financing Activities	333,572	344,802

Net Change in Cash and Cash Equivalents	-	(402)
Cash and Cash Equivalents at Beginning of Period	-	402
Cash and Cash Equivalents at End of Period	$ -	$ -

Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
Non-cash Investing and Financing Activity
Common stock issued in conversion of notes payable	$ -	$ 604,242

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in West Jordan, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through September 30, 2023, the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design, development engineering and manufacturing generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project, or the appropriate portion of the contract to meet scheduled deliveries is completed and shipped, and accepted by the customer, at which time the entire contract price, or the appropriate portion of the contract, is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances. The balance in the allowance account was $103,777 and $103,777 as of September 30, 2023 and December 31, 2022, respectively.

Inventories – The Company has only a small amount of inventory. However, as production levels increase inventories will be carried on the balance sheet. Inventories will be stated at the lower of cost or market or net realizable value. Cost is determined by using the first in, first out (FIFO) method.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the nine-month period ended September 30, 2023 and during the year ended December 31, 2022. Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. Under similar analysis there was no impairment charge taken during the nine-month period ended September 30, 2023 and during the year ended December 31, 2022.

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

A part of our customer base is made up of international customers. The table below allocates revenue between domestic and international customers. The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

Three months ended:	September 30,			September 30,
		2023			2022
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total

Domestic	$2,869	-	2,869	$18,454	-	18,454
International	18,725	-	18,725	5,503	-	5,503
	$21,594	-	21,594	$23,957	-	23,957

Components	$10,451	-	10,451	$6,968	-	6,968
Engineering Services	11,143	-	11,143	16,989	-	16,989
	$21,594	-	21,594	$23,957	-	23,957

Nine months ended:	September 30,			September 30,
		2023			2022
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total

Domestic	$4,045	-	4,045	$31,728	-	31,728
International	67,313	-	67,313	89,168	-	89,168
	$71,358	-	71,358	$120,896	-	120,896

Components	$30,738	-	30,738	$91,214	-	91,214
Engineering Services	40,620	-	40,620	29,682	-	29,682
	$71,358	-	71,358	$120,896	-	120,896

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2023 and 2022 there were outstanding common share equivalents (options and convertible notes payable) which amounted to 11,973,112 and 11,043,870 of common stock, respectively. These common share equivalents were not included in the computation of diluted earnings per share for the nine-month periods ended September 30, 2023 and 2022 as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable. During the nine-month period ended September 30, 2023, three customers represented 88% of sales and two customers represented 16% of accounts receivable. The Company has a strong ongoing relationship with these customers with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

NOTE 2– GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $31,511,174 at September 30, 2023.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management is seeking additional funding to provide operating capital for its operations until such time as revenues are sufficient to sustain our level of operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 3 – NOTES PAYABLE

During the nine months ended September 30, 2023, the Company received sixteen payments for a total of $335,509, from two of the convertible note holders as working capital loans to enable the Company to meet its obligations for operating expenses. The advances bear interest at the rate of 10%, but there are no other terms established. While the intent is to memorialize these advances through the issuance of a convertible note, as of the date of this filing that has not been done. Therefore these advances are treated as on demand notes and are included in our current liabilities. Until such agreement is reached, the balance of $1,086,910 as of September 30, 2023 is unsecured and due on demand. At September 30, 2023 there is $79,823 in accrued unpaid interest relating to these notes.

In August 2020 the Company received $50,000 from a large shareholder to meet operating expenses. The shareholder indicated that he would want the $50,000 loan repaid when the Company was in a position to do so. The shareholder subsequently provided an additional $5,000, for a total loan of $55,000. The balance is non-interest bearing and due on demand. Periodic payments have been made to reduce the outstanding balance. During the nine months ended September 30, 2023 payments totaling $22,500 were made, leaving a remaining balance of $2,500 which is non-interest bearing and due on demand.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable

At September 30, 2023, there are notes outstanding with principal balances which total $180,000. Of the notes, $140,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate). Of these notes, $100,000 is convertible into shares of common stock at the rate of $0.05 per share and $40,000 is convertible at $0.07 per share. The remaining $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director, at a conversion rate of $0.20 per share. That note was due on December 31, 2015 and bears a default interest rate of 10%. The notes are all in default. At September 30, 2023 there is $165,088 in accrued unpaid interest relating to these convertible notes.

Convertible Note Payable - Related Party

At September 30, 2023, there are notes outstanding with two directors of the Company with balances of $164,257 and $54,257, respectively. The notes bear an 8% annual rate of interest with a 12% default rate and are convertible into shares of restricted common stock. Of the notes, $114,513 is convertible into shares of restricted common stock at $0.07 per share and $104,000 of the notes are convertible at $0.06 per share. All of these notes have a maturity date of June 30, 2023. At September 30, 2023 there is $99,417 in accrued unpaid interest relating to these related party convertible notes.

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

As of the years ended December 31, 2005 through 2020, the Company recognized a total of $2,451,971 of stock-based compensation expense, which includes charges of $8,203 in 2020, leaving $0 in unrecognized expense as of December 31, 2021. There were 1,900,000 employee stock options outstanding at September 30, 2023.

A summary of all employee options outstanding and exercisable under the plan as of September 30, 2023 is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,900,000	$0.05	2.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	1,900,000	$ 0.05	1.90	$ --
Exercisable at the end of Period	1,900,000	$ 0.05	1.90	$ --

NOTE 6 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 200,000,000 shares of common stock with a par value of $0.001 per share authorized. At September 30, 2023 and December 31, 2022, there were 125,557,174 and 125,557,174 shares of common stock issued and outstanding, respectively. The Company issued 11,160,932 shares of restricted common stock during the year ended December 31, 2022 for the retirement of $445,000 of notes payable and convertible notes, and $103,047 of accrued interest.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

At September 30, 2023, there was $61,960 payable to the Chief Executive Officer. During the nine-months ended September 30, 2023 the Chief Executive Officer provided $15,748 to be used for operating expenses. At December 31, 2022, the Company had amounts of $44,713 payable to its Chief Executive Officer for funds provided to meet the operating expense obligations of the Company.

NOTE 9 – SUBSEQUENT EVENTS

In October and November 2023, the Company received $52,006 in additional funding from holders of convertible notes. There has not been a note written on these funds, and no terms have been agreed to. The funding is to bear interest at the rate of 10% per annum. The Company is recording the receipt of the funding as on demand notes until such time as terms are agreed upon by the parties.

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

LIQUIDITY AND CAPITAL RESOURCES

The challenges posed by the Pandemic in the United States and global economies has had a significant effect on our business. During this difficult time, we have worked to ensure that our customers continue to receive quality, personalized service.

The lingering effect of the Pandemic continues to negatively impact our revenue. At this time, it is impossible to accurately predict when this will end. Many of our clients, to protect their employees, have sharply curtailed operations and have most employees working from home. The long-term impact of the Pandemic is difficult to assess at this point, as it will be dependent on how rapidly our clients can resume their business operations and place orders with us for the needed sensors incorporated into their products.

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

In the first nine months of 2023, we have relied on the proceeds of advances in the form of on-demand loans from existing shareholders, which funds are accounted for as demand notes. The balances of the non-related party convertible notes have a combined total of $180,000 as of September 30, 2023. The notes have an annual interest rate of 8% to 10% and default rates of 10% to 15%, have various maturity dates, and are secured by the Company’s business assets. The on-demand notes have a principal balance of $1,086,910 at September 30, 2023 and no terms have yet been established for these funds.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at September 30, 2023 consisted of our operating lease of $6,657 per month, and total liabilities of $4,734,751, which includes $180,000 of convertible notes payable. Accrued liabilities at September 30, 2023, were $2,673,138 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

In August 2020 the Company received $50,000 from John Kelly, a large shareholder, to meet operating expenses. Mr. Kelly indicated that he would want the $50,000 repaid when the Company was in a position to do so. Mr. Kelly subsequently provided an additional $5,000, for a total loan of $55,000. This funding has not formally been documented by a note at the time of this filing, and there is no term or interest on the note. In 2022 and 2021 payment of $30,000 was made to reduce the balance. During the nine-month period ended September 30, 2023, additional payments of $22,500 were made, leaving a remaining balance of $2,500.

The Company has received in funding from holders of our convertible notes. These fundings have not yet been memorialized into convertible notes. The only term agreed upon to date is that all funds advanced will bear interest at the rate of 10% per annum from the date of deposit.

The Company has a few major customers who represent a significant portion of revenue and accounts receivable. During the nine months ended September 30, 2023, three customers represented 88% of sales and two customers represented 16% of accounts receivable. The Company has a strong ongoing relationship with these customers with scheduled product deliveries extending through the year from one of the customers with an account receivable and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

ASC 350-20 “Intangibles – Goodwill and Other: The Company follows the guidance provided by ASC 350-20. The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized; therefore, we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value-based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its net assets. The test requires various judgments and estimates. During 2022 and for the nine months ended September 30, 2023, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2022, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets that has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

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

ASC 718 “Compensation – Stock Compensation: Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. In addition, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the nine-month periods ended September 30, 2023 and 2022, we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

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

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2023 and 2022, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2022 and 2021.

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022

SUMMARY OF OPERATING RESULTS
	Three-month period ended
	September 30, 2023	September 30, 2022
Manufacturing, design, licensing and contract revenue	$ 21,594	$ 23,957
Total operating costs and expenses	195,610	210,522
Net other income (expense)	(31,010)	(17,648)
Net loss	(205,026)	(204,213)
Basic and diluted loss per common share	$ (0.00)	$ (0.00)

For the three months ending September 30, 2023, revenue was $21,594, a decrease of $2,363 when compared to the revenue of $23,957 for the same period in 2022.

Of the $195,610 and $210,522 total operating costs and expense for the three months ending September 30, 2023 and 2022, respectively, $55,049 and $55,665 were for direct research and development cost, respectively. For the three months ended September 30, 2023, total operating expenses decreased by $14,912 when compared to the same period in 2022, decreases in insurance, payroll and professional fees comprising the largest part of the decreased expense level in 2023.

Other expense for the three-month period ended September 30, 2023 was $31,010, a $13,362 increase resulting from the $13,362 increase in interest expense.

A net loss of $205,026 was realized for the three months ended September 30, 2023. A net loss of $204,213 was realized for the three-month period ended September 30, 2022.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022

SUMMARY OF OPERATING RESULTS
	Nine-month period ended
	September 30, 2023	September 30, 2022
Manufacturing, design, licensing and contract revenue	$ 71,358	$ 120,896
Total operating costs and expenses	618,570	674,176
Net other income (expense)	(76,754)	(100,838)
Net loss	(623,966)	(654,118)
Basic and diluted loss per common share	$ (0.00)	$ (0.01)

For the nine months ending September 30, 2023, revenue was $71,358, a decrease of $49,538 when compared to the revenue of $120,896 for the same period in 2022.

Of the $618,570 and $674,176 total operating costs and expense for the nine months ending September 30, 2023 and 2022, respectively, $164,299 and $171,877 were for direct research and development cost, respectively. For the nine months ended September 30, 2023, total operating expenses decreased by $55,606 when compared to the same period in 2022, decreases in insurance and payroll comprising the largest part of the decreased expense level.

Other expense for the nine-month period ended September 30, 2023 was $76,754, a $24,084 decrease resulting primarily from the $46,194 loss on conversion of debt in 2022.

A net loss of $623,966 was realized for the nine months ended September 30, 2023. A net loss of $654,118 was realized for the nine-month period ended September 30, 2022.

The chart below represents a summary of our condensed consolidated balance sheets at September 30, 2023 and December 31, 2022.

SUMMARY OF BALANCE SHEET INFORMATION

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$ -	$ -
Total current assets	29,069	29,083
Total assets	5,150,203	5,194,143
Total liabilities	4,734,751	4,154,724
Accumulated deficit	(31,511,174)	(30,887,207)
Total stockholder’s equity	$ 415,452	$ 1,039,419

Cash at September 30, 2023 was overdrawn by $20,559, which amount is shown as a liability. At December 31, 2022 there was an overdraft of $7,506. The negative cash is due to the issuance of checks for operating expenses and the delayed receipt of funds to deposit. Our non-current assets are unchanged, as all property and equipment and patents have been fully depreciated.

Total liabilities increased by $580,027 at September 30, 2023 due to the increase of on-demand notes, professional fees and accrued interest.

INFLATION

We do not expect the impact of inflation to have a negative impact on our product sales or our operations for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer. Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the nine-month period ended September 30, 2023.

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

There have been no changes in internal control over financial reporting during the nine months of 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 14, 2023

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer