Form 10-K
period 2023-12-31
FLEXPOINT SENSOR SYSTEMS INC
filed 2024-04-08
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes [ ] No [X]

The aggregate market value of 122,137,236 shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.0174), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was approximately $2,125,188.

The number of shares outstanding of the registrant’s common stock, as of March 31, 2024, was 125,557,174.

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

The COVID-19 Pandemic (“the Pandemic”), and its continuation and resurgence, has had a dramatic effect on our business as well as the business of our customers. The wide-ranging effects on the world-wide business market led to either a slowdown or a general reluctance for businesses to move forward with entering into major commitments until their future markets have been clarified. Because of this, we experienced a significant slowdown in the size and number of orders received.However, we have recently experienced an upturn in orders and we expect that orders will return to their former levels and even increase during the year.

During 2023 we focused our marketing efforts on a number of larger domestic and international companies that have applications which have the potential to greatly increase the volume of sensors we are currently manufacturing.As of the date of this report, the Company had anumber of global commercial partners covering a variety of different products. In coordination with its partners, the Company introduced several new products during the last two years. Management believes this growth in sales channels will allow the Company to grow at an increasingly accelerated rate over the next several quarters.

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

We also announced that Flexpoint continues to work with Resellers/Channel partners such as PayPal, Woo Commerce, DiGi Key, Amazon, and from orders placed on our website. We are working to increase this market area as it provides effective and significant growth and scale.

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

We have developed the following applications and devices using the Bend Sensor® technology and are currently marketing these items:

Glove Systems

In the rapidly growing and emerging wearables space, Flexpoint has recently received additional purchase orders from multiple glove manufacturers across various market sub-segments, including medical, gaming and virtual reality. The “speed to market” commercialization plans of these companies are driving this increased order volume. Flexpoint is aggressively going after this evolving market. The Pandemic has slowed the orders and, while we cannot predict when the influence of the Pandemic will end, we have seen a recent increase in both the size and number of orders and expect this pattern to continue and increase throughout the remainder of 2024 following a return to business. In aggregate, Bend Sensor® wearables order volumes are expected to number in the tens of thousands in 2024. The wearables market segment is clearly one where our technology is easily adapted and truly illustrates our technological differentiation. Flexpoint’s willingness and ability to customize sensors for these innovative companies and deliver them at a competitive price pointallows us to deliver real value to our customers.

The Company’s Bend Sensor® continues to be a part of the world’s most trending sectors, one being the VR/AR market. The VR/AR industry is predicted to reach more than $25 billion by 2025 and show steady growth, thereafter. We previously announced on-time delivery of several orders and receipt of additional orders.

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

The Company began receiving Glove Sensor orders during the first quarter of 2022 with approximately $35,000 additional orders in May. We are now seeing significantly larger orders of the Glove Sensor from larger companies on a reoccurring basis and believe that this revenue source will continue to grow.

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

In February of 2023 we announced that we had delivered all the sensors under the previously announced record orders from Manus and that we expect to receive additional orders early this year. The announcement also indicated that the virtual reality market is expected to grow at a rate of 18% annually and reach in excess of $60 Billion by 2028.

Also included in that announcement was that Flexpoint had recently supplied sensors to Idrogenet/Gloreha, (Italy), and is in the process of completing an additional significant order for them which is expected to ship later this month. We are also producing sensors for Neofect, a Korean company. These sensors are for rehabilitation devices sold throughout Europe.

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

In September of 2023 we announced delivery of additional orders to Manus VR, a top virtual reality leader, and to innovative medical rehabilitative equipment leader Idrogenet/Gloreha. Flexpoint's Bend Sensor® continues to be highly sought after as the Virtual Reality (VR) market and the innovative medical equipment markets as they accelerate and grow. These orders were in addition to the orders previously announced.

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

In the VR/VA market space, orders of increasing size and frequency were received during 2023 and additional orders are expected in 2024 from Manus VR Idrogenet and Neofect as they strive to fulfill production orders. It is expected that these orders will increase as the impact of the Pandemic enables businesses to resume normal operations.

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

In September 8, 2021, we announced that they have recently entered into a new agreement with a major automotive manufacturer for the design and production of parts to be utilized in the finalization of an innovative application of Flexpoint’s technology for cars and trucks to maximize the ride quality of the vehicle. We believe this application will provide significant cost savings over existing systems and lead to widespread application of this technology.

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

In February of 2023 we announced that Flexpoint has entered into an agreement with a company to provide an impact detection system for their autonomous vehicles in the United States beginning next year. Production of the vehicles is scheduled to begin in 2025 and ramp up over the next several years.

In October we announced the delivery of sensors for an Impact Detection System to a leading manufacturer in the growing autonomous vehicle industry. As previously announced Flexpoint has entered into an agreement with a leading US based manufacturer/OEM to provide custom Bend® Sensors for an impact detection system for autonomous vehicles in the United States. An autonomous vehicle is a driverless vehicle that is capable of sensing its environment and moving safely with little or no human input. By strategically placing Flexpoint’s patented impact detection sensor in key impact areas of the vehicle, we are able to play a vital role in the advancement of autonomous vehicles in the marketplace. Production of the vehicles is scheduled to begin in 2025 and ramp up over the next several years. Once production begins, purchase orders will begin escalating over the next several years.

We have continued to produce and deliver additional sensors for this manufacturer during 2023 and into 2024 as they move toward production of their vehicles.

Flow Control Applications

Our flexible sensor has proven to be an extremely robust and durable flow control switch. The Bend Sensor® product allows for the measurement of liquid and air flow and has been tested to over 35 million cycles without failure. The Company is currently working with a global leader in cleaning, sanitizing, food safety products who have been testing the Bend Sensor® as a measuring and dispensing device for their harsh chemical products.  When the Bend Sensor® device is placed in a flow stream, it can measure if flow is occurring, or it can measure the amount of flow that is occurring. The fact that our design incorporates a single layer flexible device allows it to effectively operate in many harsh environments. While other technologies are affected by dirt, dust, and liquids, the Bend Sensor® product is able to reliably operate in those environments.  An international supplier of integrated tinting solutions is interested in a similar dispensing system for its paint manufacturers, retail chains and plastic producers. We continue to receive inquiries from a variety of industries for flow applications. In July of 2022 we announced the delivery of specialized sensors for detection of over pressure rising in hydraulic systems and has delivered Flexpoint’s Bend Sensors to a global manufacturer of rupture discs, pressure and vacuum-relief valves, and other safety-critical pressure-relief products. We received an additional order for delivery in the first quarter of 2023 and in mid to late 2023 we received an additional order for sensors and expect to continue to receive orders for this and related products from this manufacturer.

In September of 2023 we announced that Flexpoint recently received an order for a specialized sensor for detection of over pressure rising in hydraulic systems and has delivered Flexpoint’s Bend Sensors® to a global manufacturer of rupture discs, pressure and vacuum-relief valves, and other safety-critical pressure-relief products. The Bend Sensor® technology works extremely well in harsh types of environments. Because of the Bend Sensor’s fast reaction, chemical resistance, and temperature tolerance this is an excellent application for these types of technologies.

In addition to the above custom sensors, Flexpoint also recently received a repeat order for delivery of sensors that have been part of this company’s product line for some years. Manufacture and delivery of this order is staged to take place with a two-stage delivery schedule. The first delivery will take place this quarter with the second delivery to occur before the end of the year.

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

In July of 2022 we announced the advancement of the pill dispensing application to work with wireless communication protocols. In September we announced that there has been a significant increase in efforts to complete development of the Pill Pack for prescription tracking. This effort slowed from the lack of development funding.

Interest in development of this product has recently renewed.

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

Batteries become over-heated, over charged, or simply fail due to old age. When this occurs, it’s possible for the inner cells of the battery to outgas a flammable electrolyte mixture, causing the battery to swell. The Flexpoint BXS Sensor addresses the swollen battery effect, as batteries are designed to contain as a failsafe the measure of out gassing. The Flexpoint Swell Sensor detects the condition, effectively shutting down the short circuit. Without this type of detection, some batteries can eventually reach temperatures over 1000º F.Designed to detect the dangerous expansion and stop a Lithium ion or Lithium polymer battery from charging or discharging, the Flexpoint battery expansion sensor was created to prevent thermal runaway (this is how most battery fires occur). The battery expansion sensor can detect a swollen battery and take appropriate action, effectively shutting it down and sending a notice to the user that the battery is no longer safe.

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

Due to limited resources our sales strategy depends on a few OEM’s and manufacturers and, were we to lose their business, it will have a significant adverse effect on our results of operations until alternative distribution channels can be established.  We may consider contractual commitments to OEM’s and Tier 1 suppliers in exchange for fees and/or royalties.  In addition, because we sell on a limited basis directly to end users, we are dependent, in part, on the OEM’s for information about retail product sales and demand for sensor technology.  Accordingly, any rapid cessation of purchases or a switch to other companies' products by end users may not be immediately evident to us and could result in increased product returns.

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

MANUFACTURING AND DISTRIBUTION

Automobile manufacturers, Tier 1 suppliers and many international companies require all parts to be manufactured in ISO/TS-16949 certified facilities. IS0/TS-16949 is a Quality Management System that contains the specific requirements for the application of ISO 9001:2000 for automotive production and relevant service part organization.  TS-16949 is based on ISO requirements 9001:2000 but contains additional requirements that are specific to the automotive industry.  These additions are considered automotive “interpretations” by the ISO community of accreditation bodies and registrars. TS-16949 is a common supplier quality standard for Fiat Chrysler Automobiles, Ford Motor Company, and General Motors Corporation. TS-16949 applies to suppliers of production materials, production and service parts, heat treating, painting and plating and other finishing services. It does not, therefore, apply to all suppliers of the major automotive companies.

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

COMPETITION

The sensor business is highly competitive, and competition is expected to continue to increase.  We will compete directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market.  We do not yet have an established long-term customer base that orders products on a constant basis and we will encounter a high degree of competition as we develop a larger customer base.

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

In the medical electronics field, our competitors are the potentiometer manufacturers.  In the auto seat field, our competitors are numerous capacitive, piezo, infrared, force sensor resister and ultrasonic sensor manufacturers.  Such competitors may use their economic strength and relationships to influence the market to continue to buy their existing products.  One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with our products.  New competitors may emerge and may develop products and capabilities which compete directly with our products.  No assurance can be given that we will be successful in competing in the industries identified or in other industries that would benefit from our Bend Sensor® technology.

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

PATENTS AND INTELLECTUAL PROPERTY

We regard certain of our designs as proprietary and attempt to protect them with patents and by restricting disclosure of the designs as trade secrets.  We have six issued or pending patents for our Bend Sensor® technology and have exclusive rights to additional patents and intellectual property and are in the process of preparing additional patents for new types of sensors and devices using our technology. Due to the joint development of the medical bed product, we believe we also have claims and protection under the patents filed for this specific application.  Patents do expire and it will be necessary for us to file patents in the United States and in various foreign countries for each application we develop so that it is protected from competition.   We also have products that use our unique sensor technology, and we are exploring the viability of filing new patents based on the enhancements and the specific applications or value-added products.  We must file patents on any technology for which we develop enhancements that contain material improvements to the original technology, thereby extending the original life of our original patents.  We are aware of three potentially conflicting patents which we believe will not affect our current or planned use of our technology.

There can be no assurance that the protection provided by patents and patent applications, if issued, will be broad enough to prevent competitors from introducing similar products or that such patents, if challenged, will be upheld by the courts of any jurisdiction.  Patent infringement litigation, either to enforce our patents or defend us from infringement suits, is expensive and could divert resources from other planned uses.

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

Management believes that because of the rapid pace of technological change in our markets, legal protection of our proprietary information is less significant to our competitive position than factors such as continuing product innovation in response to evolving industry standards, technical and cost-effective manufacturing expertise, effective product marketing strategies and customer service. Without legal protection, however, it may be possible for third parties to commercially exploit the proprietary aspects of our products.

MAJOR CUSTOMERS

Currently, we have a limited customer base and for the year ending 2023 three customers represented approximately 86% of the Company’s revenue.

EMPLOYEES

As of the date of this filing we have three full-time employees, one part-time employee, and we employ three to five subcontractors and multiple consultants. Until we are under full production with some of our products, we will continue to use subcontractors and consultants which helps to keep our overall labor cost to a minimum. Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

AVAILABLE INFORMATION

Additional information is available on our website at www.flexpoint.com

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

ITEM 1C. CYBERSECURITY

As a Company with a single-officer operation and no formal cybersecurity policies in place, we recognize the importance of safeguarding our digital assets and protecting sensitive information. While we strive to maintain the security of our systems and data, our resources and infrastructure are limited. We rely on basic security measures, such as password protection and firewalls to mitigate potential risks.

Given the nature of our operations and size, we may be more susceptible to cybersecurity threats. We acknowledge the possibility of breaches or unauthorized access to our systems, which could result in the loss or compromise of sensitive information. Any such incident could have a material adverse effect on our business, financial condition, and reputation.

We are committed to continuously evaluating and enhancing our cybersecurity measures as our business evolves. However, investors should be aware that our current capabilities may not fully address all cybersecurity risks. We encourage investors to consider the inherent risks associated with our limited resources and lack of formal cybersecurity policies when evaluating our Company.

ITEM 2.   PROPERTIES

We currently occupy approximately 8,029 square feet of office and manufacturing space leased from D&M Management, Inc. The building is located in a commercial business district in West Jordan, Utah, which consists primarily of high-tech manufacturing firms, and it is located adjacent to a major intersection, allowing easy access to Utah’s main interstate highway. The lease is for a period of twelve months with a 90-day notice clause if our intent is to renew the lease for additional periods.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this filing.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol “FLXT.”  Any over-the-counter market quotations in this trading system reflect inter-dealer prices, without retail mark-up, mark-downs, or commissions, and may not necessarily represent actual transactions.

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

HOLDERS

As of February 29, 2024 we had approximately 481 stockholders of record of our common stock, which does not include “street accounts” of securities brokers. Our transfer agent is Standard Registrar & Transfer Co., Inc., located in Salt Lake City, Utah.

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

RECENT SALES OF UNREGISTERED SECURITIES

On March 15, 2022, Capital Communications converted two notes into shares of the Company’s restricted common stock. One note was entered into on April 10, 2018 in the amount of $200,000 which had a principal balance of $210,000 and interest accrued but unpaid of $74,775. The second note was entered into on September 10, 2020 in the amount of $245,000 and had accrued and unpaid interest of $28,271. Both notes provide for conversion rates at $0.05 per share. The conversion resulted in the issuance of 11,160,931 shares of restricted common stock. The conversion is reported in the results of the year ended December 31, 2022. We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Flexpoint Sensor Systems, Inc. is a company engaged principally in improving its unique sensor technology, expanding its suite of products, developing new sensor applications, obtaining financing, and seeking long-term sustainable manufacturing contracts, licensing agreements and royalty agreements.  Our operations have not yet commenced to a commercially sustainable level and include designing, engineering, manufacturing, licensing, and selling sensor technology and products featuring our Bend Sensor® technology and equipment.

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

Worldwide automakers are faced with the challenge of providing a safer, more energy efficient, longer lasting product that consumers can afford. This has required automakers to search for new and innovative ways to lower the overall weight of the vehicle and to improve its fuel efficiency, while lowering the cost. We continue to experience an increased interest regarding automotive and other potential applications for our sensor technology because they meet this criterion. With its versatility, light weight, single layer construction and the fact that it is currently being used in various safety devices the Bend Sensor® is positioned well to meet the challenges that the automobile industry is facing.

LIQUIDITY AND CAPITAL RESOURCES

Currently our revenue is primarily from design contracts, testing and production services for prototypes and samples and recurring business, and is not to a level to support our operations.  However, we believe, based upon current orders and projected orders over the next twelve months, that we could be producing sensors under long-term contracts that will help support our existing operations and potential future growth. Management recognizes such contracts usually go through a long negotiation process and there can be no guarantee that we will be successful in our negotiations or that such contracts will be sufficient to support our current operations in the near future.

For the past twelve months we have relied on the proceeds of convertible loans from existing shareholders and proceeds from sales. During 2023 and 2022, the Company secured financing to fund its operations by issuing additional convertible notes to Capital Communications LLC, First Equity Holdings and officers, the balances of which were $180,000 and $180,000 as of December 31, 2023 and 2022, respectively, net of $-0- and $455,000 in notes converted to shares of restricted common stock in 2022. The notes have an annual interest rate of 10% and default rate of 15%, have various maturity dates, and are secured by the Company’s business assets. The Company also received funds under the Paycheck Protection Program.

Management believes that our current cash burn rate is approximately $60,000 per month and that proceeds from additional convertible notes and estimated revenues for engineering design and prototype products will be sufficient to fund the next twelve months of operations. Our auditors have expressed doubt about our ability to continue as a going concern and that we may not realize significant revenue or become profitable within the next twelve months. We will require additional financing to fund our short-term cash needs. We will have to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding. Based upon our current purchase orders and anticipated purchase orders over the next twelve months our projected revenues by the end of 2024 are anticipated to cover our projected operating expenses, based on our current burn rate. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us. Nor is there any guarantee that the projected volume of purchase orders will meet the volumes that we anticipate.

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

COMMITMENTS AND CONTINGENCIES

Our principal commitments at December 31, 2023 consist of total current liabilities of $4,765,242, which includes $398,513 in convertible notes.

We currently occupy approximately 8,029 square feet of office and manufacturing space leased from D&M Management, Inc. The building is located in a commercial business district in West Jordan, Utah which consists primarily of high-tech manufacturing firms, and it is located adjacent to a major intersection, allowing easy access to Utah’s main interstate highway. The lease is for a period of twelve months with a 90-day notice clause if our intent is to renew the lease for additional periods. We pay $6,787 per month for this lease.

Our total current liabilities include accounts payable of $253,419 related to normal operating expenses, including health insurance, utilities, production supplies, legal expenses, and travel expenses.  Accrued liabilities at December 31, 2023, were $2,892,967 and were related to payroll tax liabilities, tax expenses, accrued interest, investor relations consulting, and accrued Paid Time Off, a combination vacation-sick leave policy, and amounts due to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

RESULTS OF OPERATIONS

The following discussions are based on the operations of Flexpoint Sensor Systems, Inc., and should be read in conjunction with our audited financial statements for the years ended December 31, 2023 and 2022.  These financial statements are included in this report at Part II, Item 8, below.

SUMMARY OF OPERATING RESULTS
	For the year ended	For the year ended
	December 31, 2023	December 31, 2022
Engineering, contract, licensing and testing revenue	$ 105,686	$ 151,156
Total operating costs and expenses	(776,137)	(880,406)
Net other income (expense)	(114,488)	(75,582)

Net loss	(784,939)	(804,832)
Basic and diluted loss per common share	$ (0.06)	$ (0.06)

Our revenue for 2023 decreased $45,470 as compared to 2022. The decrease resulted from lower product sales and development fees. The decrease of our revenue was primarily the result of world-wide impacts from the Covid 19 crisis including delays in manufacturing orders for the wearable and toy industries, design and development engineering, prototype products and sales of our fully integrated products. Revenue from research and development engineering and prototype product contracts is generally recognized as the services are provided and accepted by the customer. Revenue from the sale of a product is recorded at the time of shipment to the customer. Management anticipates that revenue will increase as we continue to provide engineering services and our customers continue to order more frequently and in larger quantities.

Total operating costs and expenses were $776,138 in 2023 compared to $880,406 in 2022. Administrative and marketing expenses for 2023 were $101,814 lower, a reduction of payroll expense of $25,022 and $59,206 reduction in insurance expense being the major contributors. As we are working to commercialize products and establish distribution channels, we are also working to bring greater efficiencies and cost reductions to our operations.

For the year ending December 31, 2023 net other expense was $114,488. This compares to net other expense of $75,582 in 2022. Other expense in 2023 is comprised primarily of interest expense of $116,288. Other expense of $75,582 in 2022 was comprised primarily of $76,782 in interest expense.

As we continued to mature into a manufacturing company our engineering design and production revenues increased. As we expand and sell our existing suite of products, and as we grow the relationship with our customers, we expect this trend to continue in the future. We are not able to guarantee that our operating losses will be reduced in the short term. The chart below presents a summary of our balance sheets at December 31, 2023 and 2022.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended December 31, 2023	Year ended December 31, 2022
Cash and cash equivalents	$ -	$ -
Total current assets	51,039	29,083
Total assets	5,223,784	5,194,143
Total liabilities	4,969,302	4,154,722
Accumulated deficit	(31,672,144)	(30,887,205)
Total stockholder’s equity	$ 254,482	$ 1,039,421

Cash and cash equivalents were$-0- in 2023 and 2022. Until such time as our revenue increases, cash to fund our operations will be our most critical factor. As we expand our customer base and product offerings, we will need to raise additional operating capital during 2024. It is expected that this will be accomplished by securing additional loans from related parties and existing shareholders, through the private placement of stock, or through the licensing of our technology. We anticipate that we will need to raise approximately $500,000 to $800,000 in funding to support our existing operations and our anticipated growth during 2024.

Our current assets increased to $51,039 during the year ending December 31, 2022 compared to $29,083 during the same period in 2022. This increase is primarily due to increases of $24,239 in accounts receivable. Our fixed assets and patents and proprietary technology are all fully amortized.

Accrued liabilities increased at December 31, 2023 by $361,373 when compared to December 31, 2022. The increase is primarily due to the accrual of interest expense related to notes payable and accrued consulting fees. Total liabilities increased by $814,580 at December 31, 2023 due to the aforementioned increased in accrued liabilities and notes payable due on demand.

TRANSACTIONS WITH RELATED PARTIES

At December 31, 2023 and 2022, the Company had accounts payable of $58,717 and $44,713 to its Chief Executive Officer for reimbursement of various operating expenses paid by him and a loan which he made the Company. It also had accounts payable of $4,000 to the Chairman of the Board for funds provided the Company for operating expenses.

During 2019, the Company and the Company’s CEO and the Chairman of the Board agreed to convert $17,000 and $22,000, respectively, of accounts payable into convertible debt bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. At December 31, 2023 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to the CEO and the Chairman of the Board of the Company, respectively. Of the total balance, $114,514 are convertible notes bearing an 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible notes payable related parties have a maturity date of March 31, 2024.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates of particular significance in our financial statements include goodwill and the annual tests for impairment of goodwill and valuing stock option compensation.

We annually test long-lived assets for impairment or when a triggering event occurs. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The analysis compared the present value of projected net cash flows for the remaining current year and next two years against the carrying value of the long-lived assets. Under similar analysis no impairment charge was taken during the twelve months ended December 31, 2023 or the twelve months ended December 31, 2022. Impairment tests will be conducted on a regular basis and, should they indicate a carrying value in excess of fair value, additional charges may be required.

We account for stock options under Statement of Financial Accounting Standards, Accounting Standards Codification Topic 718, Stock Compensation. The pronouncement requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  For the years ended December 31, 2023 and 2022 we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options that will be recognized based upon the current grants issued.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flexpoint Sensor Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Flexpoint Sensor Systems, Inc. (“the Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has net losses and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Potential for Goodwill Impairment — Refer to Note 1 to the financial statements.

Critical Audit Matter Description

The Company tests goodwill for impairment at least annually via comparison of the fair value of the Company to the carrying value of the Company’s net assets. An impairment of goodwill is measured as the excess of the carrying amount of goodwill over the determined fair value. Management has determined that there is one reporting unit and that use of the market capitalization model at year end is appropriate. Auditing management’s assessment as to whether impairment is required is highly judgmental.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s assessment consisted of the following, among others:

●	We evaluated management’s processes and determinations underlying the estimation (including the market capitalization model) and whether they are in compliance with ASC 350 Intangibles – Goodwill and Other.
●	Performed an independent calculation to determine whether there is indication that impairment is required and compared to management’s conclusions.
●	We evaluated the relevance and reliability of the data used for calculations.

Fruci & Associates II, PLLC - PCAOB #05525 We have served as the Company’s auditor since 2023. Spokane, Washington
April 8, 2024

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Accounts receivable, net of allowance of $103,777 and $103,777	44,374	20,135
Deposits and prepaid expenses	6,665	8,948
Total Current Assets	51,039	29,083
Long-Term Deposits	13,624	13,624
Property and Equipment, net of accumulated depreciation
of $597,174 and $597,174	-	-
Patents and Proprietary Technology, net of accumulated
amortization of $974,045 and $974,045	-	-
Operating lease – Right-of-use asset	262,204	254,519
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,223,784	$ 5,194,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$ 11,315	$ 7,506
Accounts payable	253,419	265,267
Accounts payable – related party	62,717	44,713
Accrued liabilities	2,777,959	2,416,589
Lease liability – current portion	59,404	57,679
Notes payable – due on demand	1,201,915	766,391
Convertible notes payable	180,000	180,000
Convertible notes payable to related party	218,513	218,513
Total Current Liabilities	4,765,242	3,956,658
Lease liability – long-term	204,060	198,064
Total Liabilities	4,969,302	4,154,722
Commitments and contingencies
Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 200,000,000 shares authorized;
125,557,174 shares and 125,557,174 shares issued and outstanding, respectively	125,557	125,557
Additional paid-in capital	31,801,069	31,801,069
Accumulated deficit	(31,672,144)	(30,887,205)
Total Stockholders' Equity	254,482	1,039,421
Total Liabilities and Stockholders' Equity	$ 5,223,784	$ 5,194,143

The accompanying notes are an integral part of these financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2023	2022

Engineering, Contract and Testing Revenue	$ 105,686	$ 151,156

Operating Costs and Expenses
Cost of revenue	33,525	36,258
Administrative and marketing	519,107	620,921
Research and development	223,505	223,227
Total Operating Costs and Expenses	776,137	880,406

Loss from operations	(670,451)	(729,250)
Other Income (Expense)
Interest expense	(116,288)	(76,782)
Other income	1,800	1,200
Net Other Income (Expense)	(114,488)	(75,582)
Net Loss	$ (784,939)	$ (804,832)

Basic and Diluted Loss Per Common Share	$ (0.06)	$ (0.06)

Basic and Diluted Weighted-Average
Common Shares Outstanding	125,557,114	123,294,410

The accompanying notes are an integral part of these financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholder
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2021	114,396,242	$114,396	$31,254,182	$(30,082,373)	$ 1,286,205

Common stock issued in full settlement of convertible note conversion	11,160,932	11,161	546,887	-	558,048

Net loss	-	-	-	(804,832)	(804,832)

Balance – December 31, 2022	125,557,174	125,557	31,801,069	(30,887,205)	1,039,421

Net loss	-	-	-	(784,939)	(784,939)

Balance - December 31, 2023	125,557,174	$125,557	$31,801,069	$(31,672,144)	$ 254,482

The accompanying notes are an integral part of these financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$ (784,939)	$ (804,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Right-of-Use Asset	7,686	19,011
Changes in operating assets and liabilities:
Accounts receivable	(24,239)	(11,217)
Deposits and prepaid expense	2,283	(15,093)
Accounts payable	(11,848)	38,820
Accounts payable – related party	18,004	24,232
Lease liability	(7,650)	(11,130)
Accrued liabilities	361,370	440,910
Net Cash Used in Operating Activities	(439,333)	(319,295)

Cash Flows from Financing Activities:
Proceeds from (payments to) bank overdraft	3,809	7,506
Proceeds from (payments to) note payable	(17,500)	(10,000)
Proceeds from borrowings under convertible note payable	453,024	321,391
Net Cash Provided by Financing Activities	439,333	318,897

Net Change in Cash and Cash Equivalents	-	(402)
Cash and Cash Equivalents at Beginning of Period	-	402
Cash and Cash Equivalents at End of Period	$ -	$ -
Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
Supplemental Disclosure on Noncash Investing and Financing Activities
Initiation of operating lease	$ -	$ 273,530
Conversion of note payable and accrued interest to common stock to be issued	$ -	$ 558,048

The accompanying notes are an integral part of these financial statements.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in West Jordan, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, entering into licensing agreements, production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing, licensing and selling sensor technology and equipment using flexible potentiometer technology. Through December 31, 2023 the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.

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

Accounts Receivable – Trade accounts receivable are generally recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design and development engineering generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project is completed and accepted by the customer, at which time the entire contract price is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on historical experience and an analysis of risk associated with the account balances. The balance in the allowance account was $103,777 and $103,777 in the years ended December 31, 2023 and 2022, respectively.

Inventories – The Company does not currently have inventory. However, as production levels increase inventories will be carried on the balance sheet. Inventories will be stated at the lower of cost or market or net realizable value. Cost is determined by using the first in, first out (FIFO) method.

Going Concern– The Company suffered losses of $784,939 and $804,832 during the years ended December 31, 2023 and 2022, respectively.  At December 31, 2023, the Company had an accumulated deficit of $31,672,144. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

From 2008 through 2023 the Company raised approximately $7.0 million, which includes $453,024 raised in 2023, in additional capital, including accrued interest, through the issuance of long and short-term notes to related and other parties. All of the notes had an annual interest rate of 10% or 15% and were secured by the Company’s business equipment. The notes also had a conversion feature for restricted common shares ranging from $0.05 to $0.20 per share with maturity dates of December 31, 2018 through March 31, 2021. Management continues to work with investor groups to provide funds for the Company’s operations until its operations produce a positive cash flow.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the year ended December 31, 2023. Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. Under similar analysis there was no impairment charge taken during the year ended December 31, 2023.

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

A part of our customer base is made up of international customers. The table below allocates revenue between domestic and international customers. The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

	December 31,			December 31,
		2023			2022
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$54,439	-	54,439	$11,655	-	11,655
International	51,247	-	51,247	139,501	-	139,501
	$105,686	-	105,686	$151,156	-	151,156

Components	$61,383	-	61,383	$115,086	-	115,086
Engineering Services	44,303	-	44,303	36,070	-	36,070
	$105,686	-	105,686	$151,156	-	151,156

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

Basic and Diluted Loss per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2023 and

2022, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 15,619,175 and 14,862,493, respectively, from convertible notes and 1,900,000 from options for common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable. During the year ended December 31, 2023, three customers represented 86% of salesand two customers represented 95% of accounts receivable. A customer who is utilizing our technology for commercialization in shoes represented 80% of accounts receivable at December 31, 2022. The Company has a strong relationship with these customers and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies. During 2022, five customers constituted 88% of the sales.

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

Recent Accounting Pronouncements - In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10 which deferred the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new guidance effective January 1, 2023 and has applied it using a modified retrospective method. The adoption of this standard had no material impact on our financial statements or disclosures.

The Company has reviewed all FASB-issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods. The Company has carefully considered the new pronouncements that alter previous GAAP and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration.

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $-0- and $-0- for the years ended December 31, 2023 and 2022, respectively, and is included in the administrative and marketing expense on the statement of operations.

No impairment was recognized during the twelve months ended December 31, 2023. Property and equipment at December 31, 2023 and 2022 consisted of the following:

December 31,	2023	2022

Machinery and equipment	$ 543,249	$ 543,249
Office equipment	40,455	40,455
Furniture and fixtures	13,470	13,470

Total Property and Equipment	597,174	597,174

Less: Accumulated depreciation	(597,174)	(597,174)

Net Property and Equipment	$ -0-	$ -0-

NOTE 3 – INTANGIBLE ASSETS

Intangible Assets – The components of intangible assets at December 31, 2023 and 2022 were as follows:

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 174,963	$ 174,963	$ -
Proprietary Technology	799,082	799,082	-
Total Amortizing Asset	$ 974,045	$ 974,045	$ -

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$ 174,963	$ 174,963	$ -
Proprietary Technology	799,082	799,082	-
Total Amortizing Asset	$ 974,045	$ 974,045	$ -

Patent amortization was $-0- and $-0- for the year ended December 31, 2023 and 2022, respectively. Amortization related to proprietary technology was $-0- and $-0- for the years ended December 31, 2023 and 2022.  Patent and proprietary technology amortization is charged to operations.

There will be no amortization expense for each of the next three years, as the patents became fully amortized in 2019.

NOTE 4– INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2023 and 2022,respectively.  The components of the net deferred tax asset as of December 31, 2023 and 2022, including temporary differences and operating loss carry forwards that arose prior to reorganization from bankruptcy, are as follows:

December 31,	2023	2022
Operating loss carry forwards	$ 9,387,426	$ 9,222,589
Origination and amortization of interest on convertible notes	932,622	932,622
Allowance for doubtful accounts	158,389	158,389
Change in derivative liabilities	107,270	107,270
Options issued for services	653,545	653,545
Total Deferred Tax Assets	$ 11,239,252	$ 11,074,415
Valuation allowance	(11,239,252)	(11,074,415)
Net Deferred Tax Asset	$ --	$ --

Federal and state net operating loss carry forwards at December 31, 2023 and 2022 were $25,746,697, and $24,961,758, respectively. A portion of the net operating loss carry forwards includes losses incurred prior to February 24, 2004, when a change of greater than 50% in ownership of the Company occurred. As a result of the change of ownership, only a portion of the net operating loss carry forwards incurred prior to the change becomes available each year. The net operating loss carry forwards began to expire in 2020.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2023 and 2022, respectively:

For the Years Ended December 31,	2023	2022
Tax at statutory rate (21%)	$ (164,837)	$ (209,256)
Options issued for services	-	-
Origination and amortization of interest on convertible notes	-	-
Allowance for doubtful accounts	-	-
Change in derivative liabilities	-	-
Change in valuation allowance	164,837	209,256
Provision for Income Taxes	$ --	$ --

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2023, and 2022, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2023 and 2022 relating to unrecognized benefits.

The tax years 2023, 2022, 2021 and 2020 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

The Company does not reflect a deferred tax asset in its financial statements, but includes that calculation and valuation in its footnotes. We are still analyzing the impact of certain provisions of the Act and refining our calculations. The Company will disclose any change in the estimates as it refines the accounting for the impact of the Act.

NOTE 5 – NOTES PAYABLE

On Demand Notes – Third Parties

On December 31, 2023 there are on demand notes the Company entered into which total $1,201,915. Of that total, $1,054,415 are with Capital Communications, $95,000 with First Equity, $45,000 with Empire Fund, all of which bear annual interest of 10%, and $7,500 with John Kelly, which is non-interest bearing. At December 31, 2022 there were on demand notes totaling $766,391. All of these notes are due on demand. At December 31, 2023, there is $83,970 in accrued interest relating to these notes.

Convertible Notes Payable – Third Parties

At December 31, 2023 there are convertible notes outstanding with principal balances which total $180,000, compared to convertible notes of $180,000 at December 31, 2022. Of the notes, $140,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate) and are convertible into shares of common stock at the rate of $0.05 per share. The remaining $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director. That note was due on December 31, 2015, and bears a default interest rate of 10% and is convertible at $0.20 per share.

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

At December 31, 2023 there are related party convertible notes outstanding with principal balances of $164,257 and $54,256 which are due to the CEO and the Chairman of the Board of the Company, respectively. Of the total balance, $114,514 are convertible notes bearing an 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible notes payable related parties have a maturity date of March 31, 2024. The holders of the notes will extend the maturity dates of these notes.

NOTE 6– CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 200,000,000 shares of common stock with a par value of $0.001 per share authorized. At December 31, 2023 and 2022 there were 125,557,174 shares of common stock issued. During the year ended December 31, 2022, the Company issued 11,160,932 shares of restricted common stock for the conversion of $455,000 of convertible notes payable and $103,046 of accrued interest.

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

As of the years ended December 31, 2005 through 2023, the Company recognized a total of $2,451,971 of stock-based compensation expense, which includes charges of $8,203 in 2020 and $-0- in 2019, leaving $0 in unrecognized expense as of December 31, 2022. There were 1,900,000 and 1,900,000 employee stock options outstanding at December 31, 2023 and 2022, respectively.

A summary of all employee options outstanding and exercisable under the plan as of December 31, 2023, and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,900,000	$ 0.05	2.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	1,900,000	$ 0.05	1.65	$ --
Exercisable at the end of Period	1,900,000	$ 0.05	1.65	$ --

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

2024	$ 83,103
2025	85,596
2026	88,164
2027	59,948
Total payments	$ 316,811
Imputed interest	(53,347)
Lease liability as of period end	263,464
Short-term lease liability	(59,404)
Lease liability – long term	$ 204,060

We recognize lease expense on a straight-line basis over the term of the lease.

For the Year 2023
Lease expense	$81,722

Our building lease does not specify an implicit rate of interest. Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of December 31, 2023, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

December 31, 2023
Weighted average remaining lease term	3.67 years
Weighted average discount rate	5%

NOTE 9 – RELATED PARTY TRANSACTIONS

At December 31, 2023 and 2022, the Company had accounts payable of $62,717 and $44,713, respectively, to its Chief Executive Officer for reimbursement of various operating expenses paid by him and a loan which he made the Company. It also owed $4,000 at December 31, 2023 to its Chairman of the Board for funds provided the Company for operating expenses.

At December 31, 2023 and 2022 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to the CEO and the Chairman of the Board of the Company, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties have a maturity date of March 31, 2024.

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

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to December 31, 2023, the Company has received an additional $90,524 in funding from an investor. The fundings have not yet been reduced to a formalized convertible note; therefore, there are no terms for interest rate or maturity date associated with these funds.

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

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who also acts as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the period December 31, 2023 for the reasons discussed below.

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

Our Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework - 2013. Based on this evaluation, our Chief Executive Officer concluded that as of the end of the fiscal year December 31, 2023, our internal control over financial reporting was not effective at that reasonable assurance level.

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

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the year ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term of Office
Clark M. Mower	77	President, CEO and Director	From December 2018to next shareholder meeting
John A. Sindt	79	Chairman of the Board	From December 2018 to next shareholder meeting

Clark M. Mower --Mr. Mower was appointed President and CEO in January 2005.  He was appointed as Director, President and CEO of Sensitron in February 2005.  In December 2018 he was elected to serve a two-year term as a director. He formerly served as Senior Vice President - Mergers and Acquisitions - Merchant Energy Group for El Paso Energy Corporation (NYSE: EP).  From August 2002 through 2004 he was the managing member of Polaris Energy,LLC, a non-affiliated consulting company to energy related mergers and acquisition.  From August 2002 to July 2004, he was a management committee member for Saguaro Power Company, a non-affiliated company operating a 100 megawatts power plant in Henderson, Nevada.  Prior to that he served as President and Chief Executive Officer of Bonneville Pacific Corporation (a public company) for eight years until El Paso Corporation acquired Bonneville Pacific Corporation in October 1999.

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

5718West Dannon Way, Suite B

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

The following table shows the compensation paid to our Chief Executive Officer, Principal Financial Officer, and our most highly compensated executive officer for the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark M. Mower, President, CEO, PFO and Director	2023 2022	$ 72,000 $ 72,000	$0 $0	$ 0 $ 0	$ 72,000 $ 72,000
(1)	Represents value of options granted computed in accordance with FASB ASC Topic 718.

Because the Company did not meet its projected revenues during the year ending December 31, 2014, Mr. Mower continued to voluntarily take a reduced salary through the end of 2023.

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards granted to our named executive officers as of December 31, 2023.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2023.  This chart also includes individual compensation arrangements described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,900,000	$ 0.05	0
Equity compensation plans not approved by security holders	0	$0.00	0
Total	1,900,000	$ 0.05	0

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

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 125,557,174 shares of common stock outstanding as of March 31, 2024, plus an aggregate of 1,300,000 shares which the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PARTIES

The following information summarizes transactions we have either engaged in since the beginning of the last two completedfiscal years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

At December 31, 2023 and 2022, the Company had accounts payable of $58,717 and $44,713, respectively, owed to Clark Mower, Chief Executive Officer, for reimbursement of various operating expenses paid by him and a loan which he made the Company. The Company also owed John Sindt $4,000 at December 31, 2023 for funds provided to meet operating expenses.

At December 31, 2023 and 2022 there are related party convertible notes outstanding with principal balances of $164,257 and $54,257 which are due to the Mr. Mower and Mr. Sindt, respectively. Of the total balance, $114,514 are convertible notes bearing a 8% annual rate of interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.07 per share and $104,000 are convertible notes bearing 8% annual interest (with a 12% default rate) and are convertible into shares of common stock at the rate of $0.06 per share. All the convertible note payable related parties has a maturity date of March 31, 2024.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

ACCOUNTANT FEES

The Company has selected Fruci & Associates II, PLLC as its independent public accounting firm, effective with the audit of our 2022 financial results. Fees paid and to be paid are:

1) Audit Fees - The aggregate fees incurred for professional services rendered by our principal accountant for the audit of our annual financial statements ending December 31, 2022 were $20,000. Fees to be paid for the audit of our annual financial statements ending December 31, 2023, and the three quarterly reviews will be $30,500.

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

FLEXPOINT SENSOR SYSTEMS, INC.

Date: April 8, 2024                                                        By: /s/ Clark M. Mower

Clark M. Mower, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 8, 2024                                                        /s/ Clark M. Mower

Clark M. Mower

President

Chief Executive Officer

Principal Financial Officer

Director

Date: April 8, 2024                                                        /s/ John A. Sindt

John A. Sindt

Chairman of the Board