Form 10-Q
period 2024-06-30
FLEXPOINT SENSOR SYSTEMS INC
filed 2024-08-22
CIK 925660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2024

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

Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock was 125,557,174 as of August 14, 2024.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed financial position as of June 30, 2024, the condensed statements of operations for the three and six months ended June 30, 2024 and 2023, the condensed statement of stockholders’ equity for the six months ended June 30, 2024 and 2023 and the condensed statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The information presented below for the condensed financial position as of December 31, 2023 was audited and reported as part of our annual filing of our Form 10-K, filed with Securities and Exchange Commission on April 8, 2024. The results of operations for the six months ended June 30, 2024 and 2023, respectively, are not necessarily indicative of results to be expected for any subsequent periods.

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED BALANCE SHEETS

	June 30,2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Accounts receivable, net of allowance for bad debts of $103,777 and $103,777	36,741	44,374
Deposits and prepaid expenses	4,499	6,665
Total Current Assets	41,240	51,039
Long-Term Deposits	13,624	13,624
Property and Equipment, net of accumulated depreciation of $597,173 and $597,173	-	-
Operating lease – Right-of-use asset	231,760	262,204
Goodwill	4,896,917	4,896,917
Total Assets	$ 5,183,541	$ 5,223,784

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$ 11,432	$ 11,315
Accounts payable	276,414	253,419
Accounts payable – related party	71,639	62,717
Accrued liabilities	2,875,727	2,777,959
Notes payable – due on demand	1,352,928	1,201,915
Convertible notes payable	180,000	180,000
Convertible notes payable - related party	218,513	218,513
Lease liability – current portion	59,404	59,404
Total Current Liabilities	5,046,057	4,765,242
Lease liability – long-term	175,504	204,060
Total Liabilities	5,221,561	4,969,302
Commitments and contingencies	-	-
Stockholders' Equity
Preferred stock – $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock – $0.001 par value; 200,000,000 shares authorized;
125,557,174 and 125,557,174 shares issued and outstanding, respectively	125,557	125,557
Additional paid-in capital	31,801,069	31,801,069
Accumulated deficit	(31,964,646)	(31,672,144)
Total Stockholders' Equity	(38,020)	254,482
Total Liabilities and Stockholders' Equity	$ 5,183,541	$ 5,223,784

The accompanying notes are an integral part of these condensed financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Design, Contract and Testing Revenue	$ 58,049	$ 37,506	$ 71,254	$ 49,764

Operating Costs and Expenses
Cost of revenue	10,219	9,085	13,896	14,159
Administrative and marketing expense	69,747	150,841	154,662	299,551
Research and development expense	56,687	58,259	113,711	109,250

Total Operating Costs and Expenses	136,654	218,186	282,270	422,961

Net Operating Income (Loss)	(78,604)	(180,680)	(211,015)	(373,197)

Other Income and Expenses
Interest expense	(41,705)	(30,017)	(82,086)	(46,944)
Other income	300	600	600	1,200

Total Other Income (Expense)	(41,405)	(29,417)	(81,486)	(45,744)

Net Income (Loss)	$(120,010)	$(210,097)	$(292,502)	$(418,941)

Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Basic and Diluted Weighted-Average Common Shares
Outstanding	125,557,174	125,557,174	125,557,174	125,557,174

The accompanying notes are an integral part of these condensed financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2024 and 2023

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder Equity
	Shares	Amount
Balance – December 31, 2023	125,557,174	$ 125,557	$ 31,801,069	$ (31,672,144)	$254,482
Net loss – three months ended March 31, 2024	-	-	-	(172,492)	(172,492)
Balance - March 31, 2024	125,557,174	$ 125,557	$ 31,801,069	$(31,844,636)	$ 81,990
Net loss – three months ended June 30, 2024	-	-	-	(120,010)	(120,010)
Balance – June 30, 2024	125,557,174	$ 125,557	$ 31,801,069	$ (31,964,646)	$ (38,020)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder Equity
	Shares	Amount
Balance – December 31, 2022	125,557,174	$ 125,557	$ 31,801,069	$ (30,887,207)	$1,039,419
Net loss – three months ended March 31, 2023	-	-	-	(208,844)	(208,844)
Balance - March 31, 2023	125,557,174	$ 125,557	$ 31,801,069	$(31,096,051)	$ 830,574
Net loss – three months ended June 30, 2023	-	-	-	(210,097)	(210,097)
Balance – June 30, 2023	125,557,174	$ 125,557	$ 31,801,069	$ (31,306,148)	$ 620,478

The accompanying notes are an integral part of these condensed financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

 CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$ (292,502)	$ (418,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Changes in operating assets and liabilities:
Accounts receivable	7,633	5,587
Prepaid expenses and other assets	2,166	5,298
Right-of-use asset	30,444	28,618
Accounts payable	22,995	(10,665)
Accounts payable – related parties	8,922	13,247
Accrued liabilities	70,763	172,488
Lease liability – long-term	(28,556)	(26,842)
Net Cash Provided by (Used) in Operating Activities	(151,129)	(231,210)

Cash Flows from Financing Activities:
Proceeds from borrowings under notes payable	151,012	225,000
Proceeds from (payment of) bank overdrafts	117	21,210
Advances from related party	-	-
Payment on loans payable	-	(15,000)
Net Cash Provided by Financing Activities	151,129	231,210

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -

Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
Non-cash Investing and Financing Activity
Common stock issued in conversion of notes payable	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements

FLEXPOINT SENSOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2024

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

Nature of Operations – Flexpoint Sensor Systems, Inc. (the Company) is located in West Jordan, Utah. The Company’s activities to date have included acquiring equipment and enhancing technology, obtaining financing, limited production and seeking long-term manufacturing contracts. The Company’s operations are in designing, engineering, manufacturing and selling sensor technology and equipment using flexible potentiometer technology. Through June 30, 2024, the Company continued to manufacture products and sensors to fill customer orders and provide engineering and design work.

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

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. Contracts associated with design, development engineering and manufacturing generally require a deposit of 50% of the quoted price prior to the commencement of work. The deposit is considered deferred income until the entire project, or the appropriate portion of the contract to meet scheduled deliveries is completed and shipped, and accepted by the customer, at which time the entire contract price, or the appropriate portion of the contract, is billed to the customer and the deposit applied. The Company has established an allowance for bad debts based on a historical experience and an analysis of risk associated with the account balances. The balance in the allowance account was $103,777 and $103,777 as of June 30, 2024 and December 31, 2023, respectively.

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

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment charge was taken during the six-month period ended June 30, 2024 and during the year ended December 31, 2023. Impairment tests will be conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. Under similar analysis there was no impairment charge taken during the six-month period ended June 30, 2024 and during the year ended December 31, 2023.

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

A part of our customer base is made up of international customers. The table below allocates revenue between domestic and international customers. The following table presents Flexpoint Sensor Systems revenues disaggregated by region and product type:

Three months ended:	June 30,			June 30,
		2024			2023

	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$4,925	-	4,925	$538	-	538
International	53,124	-	53,124	36,968	-	36,968
	$58,049	-	58,049	$37,506	-	37,506

Components	$58,049	-	58,049	$538	-	538
Engineering Services	-	-	-	36,968	-	36,968
	$58,049	-	58,049	$37,506	-	37,506

Six months ended:	June 30,			June 30,
		2024			2023

	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$9,882	-	9,882	$1,175	-	1,175
International	61,372	-	61,372	48,589	-	48,589
	$71,254	-	71,254	$49,764	-	49,764

Components	$71,254	-	71,254	$1,175	-	1,175
Engineering Services	-	-	-	45,589	-	45,589
	$71,254	-	71,254	$49,764	-	49,764

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2024 and 2023 there were outstanding common share equivalents (options and convertible notes payable) which amounted to 12,259,965 and 11,762,742 of common stock, respectively. These common share equivalents were not included in the computation of diluted earnings per share for the six-month periods ended June 30, 2024 and 2023 as their effect would have been anti-dilutive, thereby decreasing loss per common share.

Concentrations and Credit Risk - The Company has a few major customers who represent a significant portion of revenue, accounts receivable and notes receivable. During the six-month period ended June 30, 2024, two customers represented 88% of sales and three customers represented 98% of accounts receivable. The Company has a strong ongoing relationship with these customers with scheduled delivery extending through the year and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

NOTE 2– GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $31,964,646 at June 30, 2024.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management is seeking additional funding to provide operating capital for its operations until such time as revenues are sufficient to sustain our level of operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 3 – NOTES PAYABLE

During the six months ended June 30, 2024, the Company received payments of $151,012 from two of the convertible note holders as working capital loans to enable the Company to meet its obligations for operating expenses. The advances bear interest at the rate of 10%, but there are no other terms established. While the intent is to memorialize these advances through the issuance of a convertible note, as of the date of this filing that has not been done. Therefore these advances are treated as on demand notes and are included in our current liabilities. Until such agreement is reached, the balance of $1,352,928 as of June 30, 2024 is unsecured and due on demand. At June 30, 2024 there is $147,383 in accrued unpaid interest relating to these notes.

In August 2020 the Company received $50,000 from a large shareholder to meet operating expenses. The shareholder indicated that he would want the $50,000 loan repaid when the Company was in a position to do so. The shareholder subsequently provided an additional $5,000, for a total loan of $55,000. The balance is non-interest bearing and due on demand. Periodic payments have been made to reduce the outstanding balance. During the six months ended June 30, 2024 no payments were made, leaving a remaining balance of $7,500 which is non-interest bearing and due on demand.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable

At June 30, 2024, there are notes outstanding with principal balances which total $180,000. Of the notes, $140,000 are convertible notes bearing a 10% annual rate of interest (with a 15% default rate). Of these notes, $100,000 is convertible into shares of common stock at the rate of $0.05 per share and $40,000 is convertible at $0.07 per share. The remaining $40,000 is a convertible note entered into on August 8, 2011 with a former Company Director, at a conversion rate of $0.20 per share. That note was due on December 31, 2015 and bears a default interest rate of 10%. The notes are all in default. At June 30, 2024 there is $173,853 in accrued unpaid interest relating to these convertible notes.

Convertible Note Payable - Related Party

At June 30, 2024, there are notes outstanding with two directors of the Company with balances of $164,257 and $54,257, respectively. The notes bear an 8% annual rate of interest with a 12% default rate and are convertible into shares of restricted common stock. Of the notes, $114,513 is convertible into shares of restricted common stock at $0.07 per share and $104,000 of the notes are convertible at $0.06 per share. All of these notes have a maturity date of June 30, 2024. At June 30, 2024 there is $107,828 in accrued unpaid interest relating to these related party convertible notes.

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

As of the years ended December 31, 2005 through 2020, the Company recognized a total of $2,451,971 of stock-based compensation expense, which includes charges of $8,203 in 2020, leaving $0 in unrecognized expense as of December 31, 2021. There were 1,900,000 employee stock options outstanding at June 30, 2024.

A summary of all employee options outstanding and exercisable under the plan as of June 30, 2024 is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at the beginning of period	1,900,000	$ 0.05	2.65	$ --
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Outstanding at the end of Period	1,900,000	$ 0.05	2.15	$ --
Exercisable at the end of Period	1,900,000	$ 0.05	2.15	$ --

NOTE 6 – CAPITAL STOCK

Preferred Stock – There are 1,000,000 shares of preferred stock with a par value of $0.001 per share authorized. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock – There are 200,000,000 shares of common stock with a par value of $0.001 per share authorized. At June 30, 2024 and December 31, 2023, there were 125,557,174 and 125,557,174 shares of common stock issued and outstanding, respectively.

NOTE 7– COMMITMENTS AND CONTINGENCIES

The Company currently occupies approximately 8,029 square feet of office and manufacturing space leased from D&M Management, Inc. The building is located in a commercial business district in West Jordan, Utah which consists primarily of high-tech manufacturing firms and it is located adjacent to a major intersection, allowing easy access to Utah’s main interstate highway. The original lease was for $6,787 per month and was for a period of twelve months, with a termination date of August 31, 2022. A new lease for a period of twelve months to commence September 1, 2022 at a monthly rate of $6,657 was entered into on June 20, 2022. The lease has an expiration date of August 31, 2023 and contains a 90-day notice clause if our intent is to either terminate the lease or renew the lease for one additional three-year term. We have agreed to extend the lease through August 31,2025. We recognize lease expense on a straight-line basis over the term of the lease.

NOTE 8 – RELATED PARTY TRANSACTIONS

At June 30, 2024, there was $57,639 payable to the Chief Executive Officer. During the six-months ended June 30, 2024 the Chief Executive Officer provided $1,000 to be used for operating expenses and received a payment of $2,078. Also at June 30, 2024, there was $14,000 payable to the Chairman of the Board, who provided $10,000 in funds to the Company during the six months ended June 30, 2024, for a total of $71,639 owed related parties at June 30, 2024. At December 31, 2023, the Company had amounts of $58,717 payable to its Chief Executive Officer for funds provided to meet the operating expense obligations of the Company.

NOTE 9 – SUBSEQUENT EVENTS

In July and August, 2024, the Company received $50,000 in additional funding from holders of convertible notes. There has not been a note written on these funds, and no terms have been agreed to. The funding is to bear interest at the rate of 10% per annum. The Company is recording the receipt of the funding as on demand notes until such time as terms are agreed upon by the parties.

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

In the first six months of 2024, we have relied on the proceeds of advances in the form of on-demand loans from existing shareholders, which funds are accounted for as demand notes. The balances of the non-related party convertible notes have a combined total of $180,000 as of June 30, 2024. The notes have an annual interest rate of 8% to 10% and default rates of 10% to 15%, have various maturity dates, and are secured by the Company’s business assets. The on-demand notes have a principal balance of $1,345,427 at June 30, 2024 and no terms have yet been established for these funds.

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

FINANCIAL OBLIGATIONS AND CONTINGENT LIABILITIES

Our principal commitments at June 30, 2024 consisted of our operating lease of $6,657 per month, and total liabilities of $5,221,561, which includes $398,513 of convertible notes payable. Accrued liabilities at June 30, 2024, were $2,875,728 and were related to payroll, payroll tax liabilities, accrued professional expenses, accrued insurance expense, accrued interest expense on notes and accrued paid time off.

In August 2020 the Company received $50,000 from John Kelly, a large shareholder, to meet operating expenses. Mr. Kelly indicated that he would want the $50,000 repaid when the Company was in a position to do so. Mr. Kelly subsequently provided an additional $5,000, for a total loan of $55,000. This funding has not formally been documented by a note at the time of this filing, and there is no term or interest on the note. In 2023, 2022 and 2021 payment of $40,000 was made to reduce the balance. During the six-month period ended June 30, 2024, no additional payments were made, leaving a remaining balance of $15,000.

The Company has received $1,352,927 in funding from holders of our convertible notes. These fundings have not yet been memorialized into convertible notes. The only term agreed upon to date is that all funds advanced will bear interest at the rate of 10% per annum from the date of deposit.

The Company has a few major customers who represent a significant portion of revenue and accounts receivable. During the six months ended June 30, 2024, two customers represented 88% of sales and three customers represented 98% of accounts receivable. The Company has a strong ongoing relationship with these customers with scheduled product deliveries extending through the year from one of the customers with an account receivable and does not believe this concentration poses a significant risk, as their products are based entirely on the Company’s technologies.

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

ASC 350-20 “Intangibles – Goodwill and Other: The Company follows the guidance provided by ASC 350-20. The Company's goodwill represents the excess of its reorganization value over the fair value of the net assets upon emergence from bankruptcy. Goodwill is not amortized; therefore, we test our goodwill for impairment annually or when a triggering event occur using a fair value approach. A fair value-based test is applied at the overall Company level. The test compares the fair value of the Company to the carrying value of its net assets. The test requires various judgments and estimates. During 2023 and for the six months ended June 30, 2024, the Company recorded no impairment charge to reduce the carrying value of the goodwill to its estimated fair value. As part of the impairment testing performed at December 31, 2023, the Company considered factors such as the global market volatility, variables in the economy, and the overall uncertainty in the markets that has resulted in a decline in the market price of the Company's stock price and market capitalization for a sustained period, as indicators for potential goodwill impairment.

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

ASC 718 “Compensation – Stock Compensation: Financial accounting standards require that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards and is recognized as an expense in operations over the period they vest. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. In addition, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. For the six-month periods ended June 30, 2024 and 2023, we recognized $0 and $0, respectively, of stock-based compensation expense for our stock options and there is no additional unrecognized compensation cost related to employee stock options at the current time.

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

The following discussions are based on the consolidated operations of Flexpoint Sensor Systems, Inc. and should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2024 and 2023, included in Part I, Item 1, above, and the audited financial statements included in the Company’s annual report on Form 10-K for the years ended December 31, 2023 and 2022.

THREE MONTH PERIODS ENDED JUNE 30, 2024 AND 2023

SUMMARY OF OPERATING RESULTS
	Three-month period ended
	June 30, 2024	June 30, 2023
Manufacturing, design, licensing and contract revenue	$ 58,049	$ 37,506
Total operating costs and expenses	136,654	218,186
Net other income (expense)	(41,405)	(29,417)
Net loss	(120,010)	(210,097)
Basic and diluted loss per common share	$ (0.00)	$ (0.00)

For the three months ending June 30, 2024, revenue was $58,049, an increase of $20,543 when compared to the revenue of $37,506 for the same period in 2023.

Of the $136,654 and $218,186 total operating costs and expense for the three months ending June 30, 2024 and 2023, respectively, $55,687 and $58,258 were for direct research and development cost, respectively. For the three months ended June 30, 2024, total operating expenses decreased by $81,532 when compared to the same period in 2023, with $60,000 of the decrease related to professional marketing fees.

Other expense for the three-month period ended June 30, 2024 was $41,405, a $1,324 increase resulting primarily from the increase in interest expense.

A net loss of $120,010 was realized for the three months ended June 30, 2024. A net loss of $210,097 was realized for the three-month period ended June 30, 2023.

SIX MONTH PERIODS ENDED JUNE 30, 2024 AND 2023

SUMMARY OF OPERATING RESULTS
	Six-month period ended
	June 30, 2024	June 30, 2023
Manufacturing, design, licensing and contract revenue	$ 71,254	$ 49,764
Total operating costs and expenses	282,270	422,961
Net other income (expense)	(81,486)	(45,744)
Net loss	(292,502)	(418,941)
Basic and diluted loss per common share	$ (0.00)	$ (0.01)

For the six months ending June 30, 2024, revenue was $71,254, an increase of $21,490 when compared to the revenue of $49,764 for the same period in 2023.

Of the $282,270 and $422,961 total operating costs and expense for the six months ending June 30, 2024 and 2023, respectively, $113,711 and $109,250 were for direct research and development cost, respectively. For the six months ended June 30, 2024, total operating expenses decreased by $140,691 when compared to the same period in 2023, decreases in professional marketing fees of $122,383 comprising the largest part of the decreased expense level.

Other expense for the six-month period ended June 30, 2024 was $81,486, a $35,742 increase resulting primarily from interest on demand notes.

A net loss of $292,502 was realized for the six months ended June 30, 2024. A net loss of $418,941 was realized for the six-month period ended June 30, 2023.

The chart below represents a summary of our condensed consolidated balance sheets at June 30, 2024 and December 31, 2023.

SUMMARY OF BALANCE SHEET INFORMATION

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$ -	$ -
Total current assets	41,240	51,039
Total assets	5,183,541	5,223,784
Total liabilities	5,221,561	4,969,302
Accumulated deficit	(31,964,646)	(31,672,144)
Total stockholder’s equity (deficit)	$ (38,020)	$ 254,482

Cash at June 30, 2024 was overdrawn by $11,432, which amount is shown as a liability. At December 31, 2023 there was an overdraft of $11,315. The negative cash is due to the issuance of checks for operating expenses and the delayed receipt of funds to deposit. Our non-current assets are unchanged, as all property and equipment and patents have been fully depreciated.

Total liabilities increased by $252,259 at June 30, 2024 due to the increase of on-demand notes, increased professional fees and accrued interest.

INFLATION

We do not expect the impact of inflation to have a negative impact on our product sales or our operations for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer. Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the six-month period ended June 30, 2024.

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

There have been no changes in internal control over financial reporting during the six months of 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 21, 2024

/s/ Clark M. Mower

Clark M. Mower

President, Chief Executive Officer and Director,

Principal Financial Officer